Form 10-Q
period 2019-03-31
Y-mAbs Therapeutics, Inc.
filed 2019-05-10
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes  ☐  No  ☒.

There were 34,193,666 shares of Common Stock ($0.0001 par value) outstanding as of May 5, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	YMAB	NASDAQ Global Select Market

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•

the implementation of our business model and our plans to develop and commercialize our two lead product candidates and other product candidates, including the potential clinical efficacy and other benefits thereof;

•

our ongoing and future clinical trials for our two lead product candidates and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of BLA submission and approval by the FDA and equivalent foreign regulatory authorities and of the anticipated results;

•

our pre-clinical studies and future clinical trials for our other product candidates and our research and development programs, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the expected date of completion and of the anticipated results;

•	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the pricing and reimbursement levels of our product candidates, if approved;
•	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
•	remediation of material weaknesses in our internal control over financial reporting;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
•	our ability to identify and develop additional product candidates and technologies with significant commercial potential;

•	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
•	the potential benefits of any future collaboration or strategic partnerships;
•	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last, and the need for, timing and amount of any future financing transaction;
•	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements,
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y‑MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,245	$147,840
Restricted cash	30	31
Other current assets	2,759	3,661
Total current assets	137,034	151,532
Property and equipment, net	400	205
Operating lease right-of-use assets	2,320	—
Other assets	243	187
TOTAL ASSETS	$139,997	$151,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$5,907	$5,872
Accrued liabilities	3,877	3,251
Operating lease liabilities, current portion	517	—
Total current liabilities	10,301	9,123
Accrued milestone and royalty payments	2,050	2,050
Operating lease liabilities, long-term portion	2,133	—
Other liabilities	—	224
TOTAL LIABILITIES	14,484	11,397
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at March 31, 2019 and December 31, 2018; none issued at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 34,193,666 shares issued and outstanding at March 31, 2019, and December 31, 2018	3	3
Additional paid in capital	226,216	225,352
Accumulated other comprehensive income	63	7
Accumulated deficit	(100,769)	(84,835)
TOTAL STOCKHOLDERS’ EQUITY	125,513	140,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,997	$151,924

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2019	2018

OPERATING EXPENSES
Research and development	$12,511	$6,204
General and administrative	3,742	1,275
Total operating expenses	16,253	7,479
Loss from operations	(16,253)	(7,479)
OTHER INCOME/(EXPENSES)
Interest and other income/(expenses)	319	(4)
NET LOSS	$(15,934)	$(7,483)
Other comprehensive income
Foreign currency translation	56	3
COMPREHENSIVE LOSS	$(15,878)	$(7,480)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.28)
Weighted average common shares outstanding, basic and diluted	34,193,666	26,749,666

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2017	26,749,666	$3	$123,879	$(169)	$(41,561)	$82,152
Stock-based compensation expense	—	—	172	—	—	172
Foreign currency translation	—	—	—	3	—	3
Net loss	—	—	—	—	(7,483)	(7,483)
Balance March 31, 2018	26,749,666	$3	$124,051	$(166)	$(49,044)	$74,844

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	$3	$226,216	$63	$(100,769)	$125,513

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,934)	$(7,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	—
Stock-based compensation	864	172
Foreign currency transactions	51	17
Changes in assets and liabilities:
Other current assets	902	(189)
Other assets	(56)	(192)
Accounts payable	(134)	1,233
Accrued liabilities and other	805	(166)
NET CASH USED IN OPERATING ACTIVITIES	(13,483)	(6,608)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(126)	—
NET CASH USED IN INVESTING ACTIVITIES	(126)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	—	(1,641)
NET CASH USED IN FINANCING ACTIVITIES	—	(1,641)
Effect of exchange rates on cash, cash equivalents and restricted cash	13	(20)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,596)	(8,269)
Cash, cash equivalents and restricted cash at the beginning of period	147,871	90,515
Cash, cash equivalents and restricted cash at the end of period	$134,275	$82,246

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$88	$—
Right-of-use assets obtained in exchange for lease obligations	2,320	—
Deferred offering costs included in other assets and accounts payable and accrued liabilities and other	—	148

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

We have entered into a worldwide license and research collaboration agreement (the “MSK License Agreement”) with Memorial Sloan‑Kettering Cancer Center (“MSK”), under which we have obtained the exclusive rights to MSK’s rights to two clinical stage antibody‑based product development programs for the treatment of neuroblastoma and other oncology indications. The MSK License Agreement also includes a protein Multimerization Platform Technology—MULTI TAGTM, and an option to obtain the rights to certain chimeric antigen receptor T‑cell, or CAR‑T, technologies, as well as rights to certain next‑generation humanized, affinity matured bispecific antibodies.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $100.8 million as of March 31, 2019 and $84.8 million as of December 31, 2018. Through March 31, 2019, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering, or IPO, in September 2018. As of March 31, 2019, the Company had cash and cash equivalents of $134.2 million, and as of December 31, 2018 the Company had cash and cash equivalents of $147.8 million. As of the issuance date of the quarterly financial statements for the three months ended March 31, 2019, the Company expects that its cash and cash equivalents at March 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financing. If the Company is unable to obtain additional financing from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through delaying, scaling back, or suspending certain research and development programs and other operational goals.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (ASC) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing.  Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, any other interim periods, or any future year or period. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2018-09 (“ASU 2018-09”), Codification Improvements, which clarify, correct errors in, or make minor improvements to a variety of ASC topics;  ASU No. 2018‑07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share‑Based Payment Accounting; Accounting Standards Update No. 2018‑02, (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; and Accounting Standards Update No. 2016‑02 (“ASU 2016‑02”), Leases. Other than the adoption of the new accounting guidance, our critical accounting policies have not changed materially from December 31, 2018.

Operating Leases

As described below, the Company adopted Topic 842 as of January 1, 2019. The Company determines if an arrangement includes a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its estimated incremental borrowing rate based on information available at the lease commencement date. Because most of the Company’s leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the estimated rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that it will exercise any such options. None of the Company’s leases contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the expected lease term. Related variable lease costs incurred are not material to the Company. The Company does not recognize right-of-use assets or related lease liabilities with a lease term of twelve months or less on our consolidated balance sheet.

Topic 842 also provides practical expedients and certain exemptions for an entity’s ongoing accounting post implementation. The Company currently elected the short-term lease recognition exemption for all leases that qualify.

This means, for those leases that qualify, we will not recognize right-of-use assets or liabilities, and this includes not recognizing right-of-use assets or liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. The Company has made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. See the Lease Agreements section in Note 6 for the related disclosures.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, the accrual of milestone and royalty payments, and the valuation of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Segment Information

The Company is engaged solely in the discovery and development of novel antibody-based therapeutic products for the treatment of cancer. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements - Adopted

In August 2018, the Securities Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statement. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company’s first presentation of changes in stockholders’ equity as required under the new SEC guidance was included in its Form 10-Q for the three-month period ended March 31, 2019.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09 (“ASU 2018-09”), Codification Improvements, which clarify, correct errors in, or make minor improvements to a variety of ASC topics.  The changes in ASU 2018-09 are not expected to have a significant effect on current accounting practices. Some of the amendments in this update do not require transition guidance and will be effective upon this update. However, many of the updates do have transition guidance with effective dates for periods beginning after December 15, 2018.  The adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share‑Based Payment Accounting (“ASU 2018‑07”). ASU 2018‑07 is intended to simplify aspects of share‑based compensation issued to non‑employees by making the guidance consistent with the accounting for employee share‑based compensation. ASU 2018‑07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued Accounting Standards Update No. 2018‑02, (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018‑02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018‑07 is required to be adopted for annual periods beginning after

December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements and related disclosures.

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

The Company adopted the new leasing standards using the modified retrospective transition approach as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company used the effective date as our date of initial application.  Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.  The new standard also provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

Upon adoption of the new leasing standards, the Company recognized a lease liability of $1.8 million and a related right-of-use asset of $1.5 million with the difference being due to the elimination of previously reported deferred rent. The Company subsequently entered into two new lease agreements during the three months ended March 31, 2019, and recognized an incremental lease liability and related right-of-use asset of $0.9 million.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

NOTE 4—NET LOSS PER SHARE

Basic net loss per share (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and restricted stock units. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	Three months ended March 31,
	2019	2018

Net loss (numerator)	$(15,934)	$(7,483)
Weighted-average shares (denominator)	34,194	26,750
Basic and diluted net loss per share	$(0.47)	$(0.28)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested RSUs and totaled 3,388,169 shares as of March 31, 2019 and 2,219,000 shares as of March 31, 2018.

NOTE 5—ACCRUED LIABILITIES

Accrued short‑term liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Accrued milestone payments	$750	$1,475
Accrued clinical costs	172	63
Accrued compensation and board fees	1,060	1,144
Accrued rent	—	44
Accrued manufacturing costs	1,515	—
Other	380	525
Total	$3,877	$3,251

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

The patents and patent applications covered by this agreement are directed, in part, to naxitamab, an anti GD2 antibody, and omburtamab, which is an anti B7‑H3 antibody, as well as affinity matured versions of these certain antibodies and certain single chain variable fragments (Fv) constructs, and their use for immunotherapy, targeting the treatment of neuroblastoma, diffuse intrinsic pontine glioma (DIPG), osteosarcoma and other oncology indications. Upon entering into the MSK License Agreement in 2015 and in exchange for the licenses, we paid MSK an upfront payment, issued 1,428,500 shares of our common stock to MSK and agreed to provide certain anti‑dilution rights to MSK. In addition, we are required to pay to MSK certain royalty and milestone payments. We expensed the upfront payment and the issuance of shares to MSK in 2015. We also recorded expense related to common stock issued related to certain anti‑dilution rights held by MSK.

The MSK License Agreement requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. Total expensed minimum royalty payments in 2016 under the MSK License Agreement were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. The accrued minimum royalties were recorded as long‑term accrued liabilities as of March 31, 2019 and December 31, 2018. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total sales‑based milestones potentially due of $20,000,000. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

No milestones were expensed in the three months ended March 31, 2019 or 2018. As of March 31, 2019, $150,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. As of December 31, 2018, $875,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. These milestone‑related charges were recorded as research and development expense in 2016, upon determination that payment of these clinical milestone obligations was probable after satisfying the financing requirements described herein.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory‑based milestone payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MSK License Agreement, such regulatory‑based obligations were determined not to be probable as of March 31, 2019 and December 31, 2018 and therefore have not been accrued.

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

No milestones were expensed in the three months ended March 31, 2019 or 2018. None of the clinical milestone obligations previously accrued were paid in the three months ended March 30, 2019 or 2018, and the total amount accrued in prior periods of $550,000 was recorded as accrued long‑term liabilities as of March 31, 2019 and December 31, 2018. These milestone‑related charges were recorded as research and development expense in 2017. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory‑based milestone payments and minimum royalty payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of March 31, 2019 and December 31, 2018 and therefore have not been accrued.

MabVax sublicense agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax Therapeutics Holding, Inc (“MabVax”) pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know-how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a bi-valent ganglioside vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company has paid a license fee of $700,000 to MabVax and will pay an additional $600,000 at the first anniversary of the sublicense agreement. The initial license fee of $700,000 was expensed and paid upon execution of the agreement and the continuation fee of $600,000 was accrued in the fourth quarter of 2018. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. Research and development is inherently uncertain and as described above, should such research and development fail, the MabVax sublicense agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the MabVax sublicense agreement when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MabVax sublicense agreement, such obligations were determined not to be probable as of March 31, 2019 and December 31, 2018 and therefore have not been accrued.

Other agreements

On November 5, 2015, we entered into a sponsored research agreement, which we refer to as the SRA, with MSK pursuant to which we agreed to pay MSK to provide research services over a period of five years related to the intellectual property licensed under the MSK License Agreement. For the three-month periods ended March 31, 2019 and 2018, we incurred research and development expenses of $306,000 and $297,000, respectively, under the SRA.

On March 20, 2016, we entered into a master data services agreement, which we refer to as the MDSA, with MSK pursuant to which we committed to provide make certain payments in exchange for services provided by approximately two full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know‑how included in the MSK License Agreement to the Company. On October 1, 2018 the MDSA was amended to increase the resources to approximately five full time employees. During the three months ended March 31, 2019 and 2018, we incurred expenses of $171,000 and $106,000, respectively, under the MDSA.

On June 21, 2017, we entered into a master clinical trial agreement, which we refer to as the CTA, with MSK pursuant to which we committed to fund certain clinical trials at MSK. Under the MSK License Agreement, the funding of clinical activities is limited to a five-year period. During the three months ended March 31, 2019 and 2018, we incurred expenses of $853,000 and $1,631,000, respectively, under the CTA.

On June 27, 2017, we entered into two separate core facility service agreements, which we refer to as the CFAs, with MSK pursuant to which we committed to obtaining certain laboratory services from MSK. During the three months ended March 31, 2019 and 2018, we incurred expenses of $219,000 and $114,000, respectively, under the CFAs.

On November 13, 2017, we entered into a CD33‑sponsored research agreement, which we refer to as the CD33‑SRA, with MSK pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. During the three months ended March 31, 2019 and 2018, we incurred research and development expenses of $174,000 and $167,000, respectively, under the CD33‑SRA.

Lease Agreements

In February 2019, the Company entered into a lease agreement in connection with its 4,500 square feet laboratory in New Jersey. The term of the lease is three years from the date the Company begins to occupy the premises, with an option to extend for an additional two years which the Company expects to exercise and has included in the determination of the related lease liability. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000.

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is five years from the date the Company begins to occupy the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000.

Additionally, the Company entered into a three‑year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000. Until the end of March 2018, the Company, maintained a lease for certain office space in Denmark as further described in Note 9, Related Party Transactions.

As described above in Note 3, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

Operating lease costs were $141,000 and $45,000 for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the expenses were recorded as $97,000 in research and development expense and $44,000 in general and administrative expense. During the three months ended March 31, 2018, the expenses were all recorded in general and administrative expense. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $32,000 and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Future minimum commitments under all non-cancelable operating leases are as follows:

Operating Leases at March 31, 2019

Remainder of 2019	$565
Years ending December 31,
2020	756
2021	760
2022	649
2023	539
Thereafter	77
Total lease payments	3,346
Less: Imputed interest	(696)
Total operating lease liabilities at March 31, 2019	$2,650

Contractual Obligations at December 31, 2018

2019	$510
2020	616
2021	616
2022	616
2023	462
Thereafter	64
Total lease payments	2,884
Less: Imputed interest	—
Contractual obligations at December 31, 2018	$2,884

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2019, the weighted average remaining lease term is 4.6 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2019 and December 31, 2018, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per stock, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 34,193,666 shares of its common stock as of March 31, 2019 and December 31, 2018.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2019 or December 31, 2018.

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

In April 2018, the Company granted 72,373 common stock options to a non‑employee physician employed by MSK under our 2015 Equity Incentive Plan (the 2015 Plan). The options become exercisable over a four‑year period, with the first twenty‑five percent (25%) exercisable twelve (months) from the date of grant and the remainder becoming exercisable ratably each month over the three years thereafter. The contractual term of the option award is 10 years from the date of grant. The total award was expensed at its estimated fair value in April 2018, as no future service was required by the non‑employee to continue to vest in the option grant. The shares will become immediately exercisable upon the occurrence of a change in control, as defined in the 2015 Plan as further described in Note 8, Share-Based Compensation.

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

NOTE 8—SHARE-BASED COMPENSATION

2015 Equity Incentive Plan

Our board of directors and stockholders have approved and adopted the 2015 Equity Incentive Plan, which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue

Code), to our employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 4,500,000 shares of our common stock are reserved for issuance pursuant to the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan will also include an annual increase on the first day of each fiscal year beginning in 2016, equal to 6% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year. The exercise price of options granted under the plans must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2015 Plan vest according to the schedule specified in the grant agreements, which is generally a four year period and generally become immediately exercisable upon the occurrence of a change in control, as defined. Upon the 2018 Equity Incentive Plan becoming effective in September 2018, no further grants are allowed under the 2015 Equity Incentive Plan.

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

Stock Option Valuation

During the three month periods ended March 31, 2019 and 2018, stock based compensation for stock option grants were $848,000 and $172,000 respectively for options granted to employees and directors. During the three months ended March 31, 2019, the expenses were recorded as $145,000 in research and development expense and $703,000 in general and administrative expense. During the three months ended March 31, 2018, the expenses were recorded as $59,000 in research and development expense and $113,000 in general and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2018	3,357,873	$7.74	$43,224	7.90
Granted	20,000	$22.33
Outstanding and expected to vest at March 31, 2019	3,377,873	$7.83	$62,102	7.66
Exercisable at March 31, 2019	1,841,674	$3.09	$42,575	6.67

The weighted average fair value of stock options granted to employees for the three month period ended March 31, 2019 was $12.88. No options were granted during the three month period ended March 31, 2018.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2018, we had $10,848,000 of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.82 years. As of March 31, 2019, we had $10,258,000 of unrecognized compensation related to employee stock options that is expected to vest over a period of 2.76 years.

Restricted Stock Unit Activity

During the three-month period ended March 31, 2019, stock-based compensation for restricted stock unit grants was $16,000. During the three months ended March 31, 2019, the expenses were recorded as $14,000 in research and development expense and $2,000 in general and administrative expense. There was no stock based compensation for restricted stock units during the three months ended March 31, 2018.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2018	—
Granted	10,296
Outstanding and expected to vest at March 31, 2019	10,296

As of March 31, 2019, we had $222,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.80 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company and under the MSK License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $1,723,000 and $2,316,000 in the three months ended March 31, 2019 and 2018, respectively, for milestones, minimum royalties, research and development costs and patent activities. Please refer to Note 6 for additional details on our various agreements with MSK. As of March 31, 2019 and December 31, 2018, we had a total of $4,175,000 and $4,475,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

In July 2016, the Company entered into a lease agreement with a shareholder of the Company, Weco Group, in connection with the subsidiary in Denmark. The lease payable thereunder is approximately $4,000 per month and, as the lease can be terminated with three months’ notice, any future rent commitment thereunder will amount to approximately $12,000. The lease terminated in April 2018, when the Company moved to a new third‑party lease. In addition, the Company has reimbursed Weco Group for certain administrative expenses. The total expenses, including rent, equaled $25,000 during the three months ended March 31, 2018. No similar expenses were incurred during the three months ended March 31, 2019.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $15,934,000 and $7,483,000 for the three month periods ended March 31, 2019 and 2018, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of March 31, 2019 and December 31, 2018, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 11—OTHER BENEFITS

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. Contributions from our Danish subsidiary were immaterial during the three months ended March 31, 2019 and 2018. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

On October 1, 2018, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company.  Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2019 and 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

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

We have initiated a Phase I trial with our huGD2 bispecific antibody, or BsAb, for the treatment of refractory GD2 positive adult and pediatric solid tumors, thereby addressing large patient populations. We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. We believe our BsAbs have the potential to result in improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing of tumor cells without the need for continuous infusion. Our mission is to become the world leader in developing better and safer antibody‑based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

To date, we have financed our operations primarily through private placements of our securities and the proceeds of our initial public offering. On September 25, 2018, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 6,900,000 shares at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares for gross proceeds of approximately $110.4 million, before deducting underwriting discounts and commissions and estimated offering expenses.  We have received aggregate gross proceeds of approximately $230.0 million through March 31, 2019 from the sale and issuance of our common stock.

As of March 31, 2019, we had an accumulated deficit of $100.8 million. Our net losses were $15.9 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. Although no assurance can be given, our goal is to complete the development of our lead product candidates, naxitamab for the treatment of pediatric R/R high‑risk NB, and omburtamab for the treatment of CNS/LM from NB, by the end of 2019. Additionally, we currently use Contract Research Organizations or CROs and Contract Manufacturing Organizations or CMOs to carry out our pre‑clinical and clinical development activities and we do not yet have a sales organization.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	sponsored research, laboratory facility services, clinical trial and data service at MSK under the SRA, the two CFAs, the CTA, and the MDSA, with MSK;
•	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non‑clinical studies and pre‑clinical and clinical trials;
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

Stock‑Based Compensation

We measure stock options and restricted share units granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur. We issue stock options and restricted share units to employees and directors with only service‑based vesting conditions and record the expense for these awards using the straight‑line method over the requisite service period.

For share‑based awards granted to non‑employees prior to January 1, 2019, compensation expense is recognized over the period during which services are rendered by such non‑employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then‑current fair value of our shares of common stock and updated assumption inputs in the Black‑Scholes option‑pricing model. No share-based awards were granted to non-employees after December 31, 2018.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$12,511	$6,204	$6,307
General and administrative	3,742	1,275	2,467
Total operating expenses	16,253	7,479	8,774
Loss from operations	(16,253)	(7,479)	(8,774)
Interest and other income (expense)	319	(4)	323
Net loss	$(15,934)	$(7,483)	$(8,451)

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Outsourced manufacturing	$5,984	$1,681
Clinical trials	1,248	1,631
Outsourced research and supplies	3,300	1,989
Personnel costs	1,284	490
Professional and consulting fees	223	237
Stock based compensation	145	59
Other	327	117
	$12,511	$6,204

Research and development expenses increased by $6.3 million from $6.2 million for the three months ended March 31, 2018, to $12.5 million for the three months ended March 31, 2019. This was primarily due to a $4.3 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab. In addition, expenses for outsourced research and supplies increased by $1.3 million for the three months ended March 31, 2019, due to our increased need for clinical trial support. Employee-related costs including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $0.9 million for the three months ended March 31, 2019, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, from $1.3 million for the three months ended March 31, 2018, to $3.7 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to a $1.4 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $0.3 million for the three months ended March 31, 2019. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs of becoming a public company.

Interest and Other Income (Expense)

Other income for the three months ended March 31, 2019 was $319,000 as compared to other expenses of $4,000 for the three months ended March 31, 2018. Our interest income has not been significant due to low interest earned on our cash balances.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through March 31, 2019 primarily through gross proceeds of approximately $230.0 million from the sale of our common stock, including the completion of our IPO on September 25, 2018, in which we issued and sold 6,900,000 shares of our common stock at a public offering price of $16.00 per share, resulting in gross proceeds of approximately $110.4 million before deducting underwriters discounts, commissions and estimated offering costs.

As of March 31, 2019, we had cash and cash equivalents of approximately $134.2 million. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020.

The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financing. If the Company is unable to obtain additional financing from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through delaying, scaling back, or suspending certain research and development programs and other operational goals.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018

Cash used in operating activities	$(13,483)	$(6,608)
Cash used in investing activities	(126)	—
Cash used in financing activities	—	(1,641)
Effect of exchange rates on cash and cash equivalents	13	(21)
Net increase in cash and cash equivalents	$(13,596)	$(8,270)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $13.5 million for the three months ended March 31, 2019, as compared to $6.6 million for the three months ended March 31, 2018. The $6.9 million increase in net cash used in operations was primarily due to an increase of $8.5 million in our net loss for the three months ended

March 31, 2019. This increase was primarily due to our operational expenses in connection with the development of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. Non-cash expenses also included stock-based compensation to employees, which increased by $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $126,000 for the three months ended March 31, 2019, as compared to no investment activities for the three months ended March 31, 2018. The $126,000 increase in net cash used in investing activities was primarily caused by investment in laboratory equipment and furniture for our new facilities.

Net Cash Provided by Financing Activities

There were no financing activities during the three months ended March 31, 2019. Net cash used in financing activities was $1.6 million during the three months ended March 31, 2018, which related to the payment of offering costs.

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

We believe that our existing cash and cash equivalents as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2020. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future capital requirements will depend on many factors, including:

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License and MSK CD33 License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the two license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License or MSK CD33 License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License or MSK CD33 License with prior written notice to MSK. No milestones were expensed during the three months ending March 31, 2019 or March 31, 2018.

On June 27, 2018, we entered into a sublicense agreement, the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside-based vaccine intended to treat NB, or the NB vaccine. MSK originally developed the NB vaccine and licensed to MabVax as part of a portfolio of anti-cancer vaccines. Under the terms of the MabVax Sublicense, we paid MabVax an upfront payment of $700,000, and, if we decide to move forward with the development of the vaccine, we have agreed to make an additional payment of $600,000 on the first anniversary of the Mabvax Sublicense, provided that no notice of termination has been made by us before such date. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK license agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. In addition, if we obtain FDA approval for the NB vaccine, then we are obligated to file with the FDA for a PRV. If the PRV is granted and subsequently sold, MabVax will receive a percentage of the proceeds from the sale thereof. The Mabvax Sublicense will terminate upon the termination or expiration of the MabVax-MSK License.

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

For so long as we are an emerging growth company, we expect that:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $134.2 million and $147.8 million, respectively, maintained primarily with financial institutions in federally insured accounts. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date resulting from this practice. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions.

Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day-to-day bank accounts. Due to short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of March 31, 2019, we had cash and cash equivalents denominated in DKK of $0.9 million, and an immediate 5% change in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019, due to material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control

We will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report for the year ended December 31, 2019 to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management over our internal control over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the JOBS Act.

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

For so long as we are an emerging growth company and qualify as a smaller reporting company, we expect that:

·        we will present only two years of audited financial statements, in addition to any required unaudited financial statements, with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure as long as we continue to qualify as a smaller reporting company;

·        we will avail ourselves of the exemption from the requirement to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;

·        we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act; and

·        we will provide less extensive disclosure about our executive compensation arrangements.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2019, we had an accumulated deficit of $100.8 million. We have financed our operations principally through private placements and the initial public offering of our common stock. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in pivotal clinical trials, we cannot assure you that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

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

Under the MSK License, we have committed to funding scientific research as well as conducting certain clinical trial activities at MSK through 2020. As licensed product candidates progress through clinical development and commercialization, certain milestone payments will come due, and we will owe MSK customary royalties on commercial sales of our approved products, if any, including, unless such royalties become due earlier, an annual fixed minimum royalty of $80,000 over the royalty term starting in 2020. These milestone payments become due upon achievement of the related clinical, regulatory or sales-based milestone set forth in the MSK License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License, whether or not the milestone activity has been achieved. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones that become due should we achieve certain amounts of sales of licensed products with total sales-based milestones potentially due of $20,000,000. Under the MSK CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales-based milestones, respectively.

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. We also entered into a Sponsored Research Agreement, or the CD33 SRA, in connection with the MSK CD33 License, pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with our Phase 2 trials for Study 101. Additionally, we entered into a Sublicense Agreement, or the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside based vaccine intended to treat NB, or the NB vaccine. In addition to the upfront payment of $700,000 that we have made under the terms of MabVax Sublicense we have agreed to make an additional payment of $600,000 on the first anniversary of the MabVax Sublicense. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK License. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. These payments could be significant and in order to satisfy our obligations to MSK, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). MabVax has communicated that it continues to manage and operate its business as a debtor in possession pursuant to the Bankruptcy Code but that it intends to sell substantially all of its assets pursuant to Section 363 of the Bankruptcy Code in the sixty days following the filing of its Chapter 11 petition under a Bankruptcy Court supervised sales process. The consequences the voluntary petition for relief sought by MabVax are not yet known insofar as the MabVax Sublicense is concerned, but we believe that either the MabVax Sublicense continues on otherwise unchanged terms with an acquirer of the assets or that the terms of the MabVax Sublicense will continue to be honored by MSK.

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

As of March 31, 2019, we had approximately $134.2 million in cash and cash equivalents. We believe that our cash and cash equivalents, will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates and may need to raise additional funds earlier if we choose to expand more rapidly than we presently anticipate.

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

If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the NASDAQ Global Select Market or other adverse consequences that would materially harm to our business. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information. Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

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

The success of our product candidates, including our lead product candidates, will depend on several factors, including the following:

•	successful and timely completion of our ongoing clinical trials;
•	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing and reimbursement approvals for our lead product candidates from applicable regulatory authorities;
•	the performance of our future collaborators, if any;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;
•	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;
•	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
•	successful launch of commercial sales following any marketing approval including the hiring of a direct salesforce and creation of marketing campaigns;
•	a continued acceptable safety profile following any marketing approval;
•	commercial acceptance by physicians and patients, the medical community and third-party payors; and
•	our ability to compete with other therapies.

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

Our current potential patient population is based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by our product candidates, which is derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research. Our projections may prove to be incorrect and the number of potential patients may turn out to be lower than expected. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of our product candidates for front-line and second-line therapy.

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

Success in pre-clinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through pre-clinical studies and early-stage clinical trials. Product candidates that have shown promising results in pre-clinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Additionally, the outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of larger, later-stage clinical trials.

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

In addition, we have initiated Study 101 and Study 201 to form the primary basis for our planned BLAs, to establish comparability of study population and pharmacokinetics analysis with Study 03-133 and Study 12-230, respectively, and to satisfy the confirmatory study and post-marketing requirements by the FDA. If the results of these studies fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in, or otherwise adversely affect, such clinical trials, including the timing of submission of BLAs.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 trials or other pivotal trials. The FDA or non U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or conclude that we do not have adequate manufacturing controls or quality systems. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

The product candidates and related technologies we have licensed have not yet led, and may never lead, to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our product candidates will require substantial additional funding beyond cash and cash equivalents and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	developing processes for the safe administration of our products, including long-term follow-up for all patients who receive the product;

•	the potential advantages of the product compared to competitive therapies;
•	the prevalence and severity of any side effects;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
•	the strength of sales, marketing and distribution support;
•	changes in the standard of care for the targeted indications for the product;
•	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors; and
•	the timing of competitive product introductions and other actions by competitors in the marketplace.

We currently have only a limited marketing and sales organization and have only limited experience in marketing products. We may not be successful in commercializing our product candidates if and when they are approved unless we are able to establish sales and marketing capabilities or enter into agreements with third parties to sell and market such approved products.

We only have a limited sales or marketing infrastructure and have only limited experience in the sale or marketing of pharmaceutical drugs. We are not currently a party to a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any approved drug we must either develop a sales and marketing organization or outsource these functions to strategic collaborators and other third parties. In the future, we may choose to build a sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved, or enter into collaborations with respect to the sale and marketing of our product candidates.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7-H3. United Therapeutics Corporation has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States. United Therapeutics Corporation has also announced that it is developing a humanized GD2 antibody. In addition, naxitamab may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high-risk NB and R/R NB. Apeiron has previously announced that it has plans to file for registration of dinutuximab beta in the U.S. in the first quarter of 2019. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. We currently carry $5.0 million of clinical trial insurance and expect to take out additional product liability insurance upon marketing approval of any of our product candidates. The amount of current clinical trial and future product liability insurance coverage that we may obtain, may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

Moreover, we have so far been dependent on contractual arrangements with our third-party research institution collaborators and will continue to be until we assume control. Such arrangements provide us certain information rights with respect to the previous trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the previous trials. However, if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been corporate-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the pre-clinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of pre-clinical, manufacturing, or clinical data from these clinical trials. Moreover, the FDA may require us to obtain and submit additional pre-clinical, clinical, manufacturing, clinical, toxicology or other in vivo or in vitro data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

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

We will rely on third parties to manufacture our product candidates for our pre-clinical studies, and in the case of our lead product candidates, our ongoing clinical trials, as well as any additional clinical trials of our other product candidates we may conduct. We also expect to rely on third parties for the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and we intend to rely on outside vendors to manufacture supplies and process our product candidates for pre-clinical studies and clinical trials under the guidance of our management team. Our lead product candidates have only been manufactured or processed on a limited basis and we may not be able to continue doing so for any of our product candidates. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

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

•	our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

Each of these risks could delay or prevent the completion of our clinical trials, could delay any BLA submissions or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. For example, during 2018 we experienced a shortage in the supply of Iodine-131, one of the components of our 131I-omburtamab product candidate, from our single source supplier. We have established a relationship with an additional supplier which we believe will be able to provide us with adequate supplies of Iodine-131. While we have not yet experienced any delays in the research and development of our 131I-omburtamab product candidate to date, any such shortages in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted Orphan Drug Designation, or ODD, to omburtamab for the treatment of NB. In February 2017, the EMA granted orphan medicinal product designation (also referred to herein as “ODD”) to omburtamab for the treatment of NB. In November 2018, the EMA granted ODD for naxitamab for the treatment of NB.

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

In 2012, the United States Congress effectuated a Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of a New Drug Application or BLA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The terms of the MSK License provide that MSK is entitled to receive 40-50% of any income generated from the sale of first such PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. Additionally, the terms of the MSK CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. In December 2016, the 21st Century Cures Act, or the Cures Act, became effective, which, among other initiatives, reauthorized the PRV Program until 2020. Under the Cures Act, a drug that receives RPDD before October 1, 2020, will continue to be eligible for a PRV if the drug is approved before October 1, 2022.

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

Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Moreover, the Tax Cuts and Jobs Act of 2017, or the Tax Reform Bill, was enacted on December 22, 2017, and includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Congress may consider other legislation to repeal or replace additional elements of the ACA. We continue to evaluate the effect that the ACA, the repeal of the individual mandate, and any additional possible repeal and replacement efforts may have on our business but expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our product candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits.

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

We currently depend on proprietary technology licensed from MSK and may depend on other third-party licensors in the future. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from MSK or other third parties, we may not be able to continue developing our products.

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

In addition, during the course of business we have decided not to pursue certain products or processes and we may do so again in the future. If it is later determined that our activities or product candidates infringe this intellectual property, we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

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

We are highly dependent on Thomas Gad, our Founder, Chairman, President and Head of Business Development; Dr. Claus Juan Møller San Pedro, M.D., Ph.D., our Chief Executive Officer; Bo Kruse, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer; Joris Wiel Jan Wilms, our Senior Vice President and Chief Operating Officer; Dr. Torben Lund-Hansen, Ph.D., our Senior Vice President and Chief Technical Officer; and Dr. Steen Lisby, M.D., DMSc, our Senior Vice President and Chief Medical Officer, as well as the other principal members of our management and scientific teams. Our agreements with our executive officers do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of March 31, 2019, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 64% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $15.17 per share and as high as $31 per share through May 5, 2019. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

There were 34,193,666 shares of common stock outstanding as of March 31, 2019. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 are freely tradable, without restriction, in the public market. Almost all of the holders of the remaining 27,293,666 shares of common stock or approximately 80 % of our total outstanding common stock as of March 31, 2019 have the right, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered 6,200,000 shares of common stock that we may issue under our equity compensation plans.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not issue securities that were not registered under the Securities Act.

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

Y‑MABS THERAPEUTICS, INC.

Dated: May 10, 2019	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)