Form 10-Q
period 2019-06-30
Y-mAbs Therapeutics, Inc.
filed 2019-08-14
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-38650

Y-mAbs Therapeutics, Inc.

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

There were 34,193,666 shares of Common Stock ($0.0001 par value) outstanding as of August 9, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y‑MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,163	$147,840
Restricted cash	—	31
Other current assets	3,027	3,661
Total current assets	123,190	151,532
Property and equipment, net	390	205
Operating lease right-of-use assets	2,216	—
Other assets	244	187
TOTAL ASSETS	$126,040	$151,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$8,911	$5,872
Accrued liabilities	4,215	3,251
Operating lease liabilities, current portion	502	—
Total current liabilities	13,628	9,123
Accrued milestone and royalty payments	2,050	2,050
Operating lease liabilities, long-term portion	1,980	—
Other liabilities	—	224
TOTAL LIABILITIES	17,658	11,397
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at June 30, 2019 and December 31, 2018; none issued at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 34,193,666 shares issued and outstanding at June 30, 2019, and December 31, 2018	3	3
Additional paid in capital	227,187	225,352
Accumulated other comprehensive income/(loss)	(3)	7
Accumulated deficit	(118,805)	(84,835)
TOTAL STOCKHOLDERS’ EQUITY	108,382	140,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,040	$151,924

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

OPERATING EXPENSES
Research and development	$14,494	$8,293	$27,005	$14,497
General and administrative	4,140	1,965	7,882	3,240
Total operating expenses	18,634	10,258	34,887	17,737
Loss from operations	(18,634)	(10,258)	(34,887)	(17,737)
OTHER INCOME/(EXPENSES)
Interest and other income/(expenses)	598	(47)	917	(51)
NET LOSS	$(18,036)	$(10,305)	$(33,970)	$(17,788)
Other comprehensive income/(loss)
Foreign currency translation	(66)	78	(10)	81
COMPREHENSIVE LOSS	$(18,102)	$(10,227)	$(33,980)	$(17,707)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.39)	$(0.99)	$(0.66)
Weighted average common shares outstanding, basic and diluted	34,193,666	26,749,666	34,193,666	26,749,666

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2017	26,749,666	$3	$123,879	$(169)	$(41,561)	$82,152
Stock-based compensation expense	—	—	172	—	—	172
Foreign currency translation	—	—	—	3	—	3
Net loss	—	—	—	—	(7,483)	(7,483)
Balance March 31, 2018	26,749,666	3	124,051	(166)	(49,044)	74,844
Stock-based compensation expense	—	—	904	—	—	904
Foreign currency translation	—	—	—	78	—	78
Net loss	—	—	—	—	(10,305)	(10,305)
Balance June 30, 2018	26,749,666	$3	$124,955	$(88)	$(59,349)	$65,521

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	3	226,216	63	(100,769)	125,513
Stock-based compensation expense	—	—	971	—	—	971
Foreign currency translation	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(18,036)	(18,036)
Balance June 30, 2019	34,193,666	$3	$227,187	$(3)	$(118,805)	$108,382

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,970)	$(17,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	6
Stock-based compensation	1,835	1,076
Foreign currency transactions	(11)	79
Changes in assets and liabilities:
Other current assets	635	(706)
Other assets	(57)	(188)
Accounts payable	3,015	(368)
Accrued liabilities and other	991	(575)
NET CASH USED IN OPERATING ACTIVITIES	(27,523)	(18,464)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(201)	(124)
NET CASH USED IN INVESTING ACTIVITIES	(201)	(124)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	—	(1,768)
NET CASH USED IN FINANCING ACTIVITIES	—	(1,768)
Effect of exchange rates on cash, cash equivalents and restricted cash	16	24
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,708)	(20,332)
Cash, cash equivalents and restricted cash at the beginning of period	147,871	90,515
Cash, cash equivalents and restricted cash at the end of period	$120,163	$70,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$23	$—
Right-of-use assets obtained in exchange for lease obligations	832	—
Deferred offering costs included in other assets and accounts payable and accrued liabilities and other	—	239

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

We have entered into a worldwide license and research collaboration agreement (the “MSK License Agreement”) with Memorial Sloan‑Kettering Cancer Center (“MSK”), under which we have obtained the exclusive rights to MSK’s rights to two clinical stage antibody‑based product development programs for the treatment of neuroblastoma and other oncology indications. The MSK License Agreement also includes a protein multimerization platform technology, and an option to obtain the rights to certain chimeric antigen receptor T‑cell, or CAR‑T, technologies, as well as rights to certain next‑generation humanized, affinity matured bispecific antibodies.

The Company is headquartered in New York, New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

The Company has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance‑reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $118.8 million as of June 30, 2019 and $84.8 million as of December 31, 2018. Through June 30, 2019, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering (“IPO”), in September 2018. As of June 30, 2019, the Company had cash and cash equivalents of $120.2 million, and as of December 31, 2018 the Company had cash and cash equivalents of $147.8 million. As of the issuance date of the quarterly financial statements for the three and six months ended June 30, 2019, the Company expects that its cash and cash equivalents at June 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

The Company may be required to raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financing. If the Company is unable to obtain additional financing from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its current rate of spending through delaying, scaling back, or suspending certain research and development programs and other operational programs.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, any other interim periods, or any future year or period. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-14 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact its adoption may have on its consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Net loss (numerator)	$(18,036)	$(10,305)	$(33,970)	$(17,788)
Weighted-average shares (denominator)	34,194	26,750	34,194	26,750
Basic and diluted net loss per share	$(0.53)	$(0.39)	$(0.99)	$(0.66)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested RSUs and totaled 3,724,169 shares as of June 30, 2019 and 2,739,373 shares as of June 30, 2018.

NOTE 5—ACCRUED LIABILITIES

Accrued short‑term liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

Accrued milestone payments	$750	$1,475
Accrued clinical costs	873	63
Accrued compensation and board fees	1,633	1,144
Accrued rent	—	44
Accrued manufacturing costs	687	—
Other	272	525
Total	$4,215	$3,251

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

The MSK License Agreement requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. Total expensed minimum royalty payments in 2016 under the MSK License Agreement were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. The accrued minimum royalties were recorded as long‑term accrued liabilities as of June 30, 2019 and December 31, 2018. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total sales‑based milestones potentially due of $20,000,000. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

No milestones were expensed in the three or six months ended June 30, 2019 or 2018. We paid $725,000 under this arrangement in the first quarter of 2019. As of June 30, 2019, $150,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. As of December 31, 2018, $875,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. These milestone‑related charges were recorded as research and development expense in 2016, upon determination that payment of these clinical milestone obligations was probable after satisfying the financing requirements described herein.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory‑based milestone payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MSK License Agreement, such regulatory‑based obligations were determined not to be probable as of June 30, 2019 and December 31, 2018 and therefore have not been accrued.

CD33 License Agreement

On November 13, 2017, we entered into an exclusive license agreement for certain MSK rights in connection with certain CD33 bispecific antibodies, which we refer to as the CD33 License Agreement. The CD33 License Agreement obligates us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000 over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, and commencing on the tenth anniversary of the CD33 License Agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the CD33 License Agreement. We are also obligated to pay MSK certain fees under a sponsored research agreement under the CD33 License Agreement. In addition, milestone payments become due upon achievement of the related clinical, regulatory or sales‑based milestone defined in the CD33 License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the CD33 License Agreement. Total potential clinical and regulatory milestones potentially due under the CD33 License Agreement are $550,000 and $500,000, respectively. There are also sales‑based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the CD33 License Agreement with MSK, with total sales‑based milestones potentially due of $7,500,000. Failure by the Company to meet certain conditions under the CD33 License Agreement could cause the related license to such licensed product to be canceled and could result in termination of the arrangement with MSK. In addition, the Company may terminate the CD33 License Agreement with prior written notice to MSK. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the CD33 License Agreement.

No milestones were expensed in the three or six months ended June 30, 2019 or 2018. None of the clinical milestone obligations previously accrued were paid in the three or six months ended June 30, 2019 or 2018, and the total amount accrued in prior periods of $550,000 was recorded as accrued long‑term liabilities as of June 30, 2019 and December 31, 2018. These milestone‑related charges were recorded as research and development expense in 2017. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory‑based milestone payments and minimum royalty payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of June 30, 2019 and December 31, 2018 and therefore have not been accrued.

MabVax sublicense agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax Therapeutics Holding, Inc (“MabVax”) pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know-how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a bi-valent ganglioside vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company has paid an up-front license fee of $700,000 to MabVax and will pay an additional $600,000 upon the first anniversary of the sublicense agreement. The initial license fee of $700,000 was expensed and paid upon execution of the agreement and the continuation fee of $600,000 was accrued in the fourth quarter of 2018. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 and mid single digit royalty payments to MSK. Research and development is inherently uncertain and as described above, should such research and development fail, the MabVax sublicense agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the MabVax sublicense agreement when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MabVax sublicense agreement, such obligations were determined not to be probable as of June 30, 2019 and December 31, 2018 and therefore have not been accrued.

Other agreements

On November 5, 2015, we entered into a sponsored research agreement, which we refer to as the SRA, with MSK pursuant to which we agreed to pay MSK to provide research services over a period of five years related to the intellectual property licensed under the MSK License Agreement. During the three months ended June 30, 2019 and 2018, we incurred research and development expenses of $306,000 and $297,000, respectively, under the SRA, and in the six months ended June 30, 2019 and 2018, we incurred expenses of $612,000 and $594,000, respectively, under the SRA.

On March 20, 2016, we entered into a master data services agreement, which we refer to as the MDSA, with MSK pursuant to which we committed to make certain payments in exchange for services provided by approximately two full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know‑how included in the MSK License Agreement to the Company. On October 1, 2018 the MDSA was amended to increase the resources to approximately five full time employees. During the three months ended June 30, 2019 and 2018, we incurred expenses of $171,000 and $107,000, respectively, under the MDSA, and in the six months ended June 30, 2019 and 2018, we incurred expenses of $342,000 and $213,000, respectively, under the MDSA.

On June 21, 2017, we entered into a master clinical trial agreement, which we refer to as the CTA, with MSK pursuant to which we committed to fund certain clinical trials at MSK. Under the MSK License Agreement, the funding of clinical activities is limited to a five-year period. During the three months ended June 30, 2019 and 2018, we incurred expenses of $1,281,000 and $511,000, respectively, under the CTA, and in the six months ended June 30, 2019 and 2018, we incurred expenses of $2,134,000 and $2,142,000, respectively, under the CTA.

On June 27, 2017, we entered into two separate core facility service agreements, which we refer to as the CFAs, with MSK pursuant to which we committed to obtaining certain laboratory services from MSK. During the three months ended June 30, 2019 and 2018, we incurred expenses of $269,000 and $81,000, respectively, under the CFAs, and in the six months ended June 30, 2019 and 2018, we incurred expenses of $488,000 and $195,000, respectively, under the CFAs.

On November 13, 2017, we entered into a CD33‑sponsored research agreement, which we refer to as the CD33‑SRA, with MSK pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. During the three months ended June 30, 2019 and 2018, we incurred expenses of $174,000 and $167,000, respectively, under the CD33-SRA, and in the six months ended June 30, 2019 and 2018, we incurred expenses of $347,000 and $334,000, respectively, under the CD33-SRA.

Lease Agreements

In February 2019, the Company entered into a lease agreement in connection with its 4,500 square feet laboratory in New Jersey. The term of the lease is three years from the date the Company occupied the premises, with an option to extend for an additional two years which the Company expects to exercise and has included in the determination of the related lease liability. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000.

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York, New York. The term of the lease is five years from the date the Company occupied the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000.

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

Operating lease costs were $187,000 and $45,000 for the three months ended June 30, 2019 and 2018, respectively, and $328,000 and $90,000 for the six months ended June 30, 2019 and 2018, respectively.

During the three months ended June 30, 2019, the expenses were recorded as $141,000 in research and development expense and $46,000 in general and administrative expense. During the three months ended June 30, 2018, the expenses were all recorded in general and administrative expense. During the six months ended June 30, 2019, the expenses were recorded as $238,000 in research and development expense and $90,000 in general and administrative expense. During the six months ended June 30, 2018, the expenses were all recorded in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $200,000 and $232,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at June 30, 2019 were as follows (in thousands):

Operating Leases
at June 30, 2019

Remainder of 2019	$378
Years ending December 31,
2020	756
2021	760
2022	649
2023	539
Thereafter	77
Total lease payments	3,159
Less: Imputed interest	(677)
Total operating lease liabilities at June 30, 2019	$2,482

Disclosures related to periods prior to the adoption of Topic 842:
Future minimum lease payments, including imputed interest, under non-cancelable operating leases at December 31, 2018 were as follows (in thousands):
Contractual Obligations
at December 31, 2018

2019	$510
2020	616
2021	616
2022	616
2023	462
Thereafter	64
Total lease payments	2,884
Less: Imputed interest	—
Contractual obligations at December 31, 2018	$2,884

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the weighted average remaining lease term is 4.3 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2019 and December 31, 2018, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 34,193,666 shares of its common stock as of June 30, 2019 and December 31, 2018.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of June 30, 2019 or December 31, 2018.

Stock grant agreements with non‑employees

In August 2015, we entered into certain stock grant agreements with non‑employees of the Company. We agreed to issue a total of 2,800,000 shares to two non‑employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. These two researchers were employees of MSK. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 448,000 shares were issued to the two non-employee researchers, and upon completion of the IPO, we issued an additional 96,000 shares pursuant to a stock grant agreement and it did not result in proceeds to the Company. A total of 400,000 shares are to be issued in each of 2019 and 2020 to one of the non-employee researchers, subject to certain conditions, such that the total grant will have been issued. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares of common stock. In August 2016, the Company repurchased and retired a total of 83,600 shares from the two non‑employees of the Company at an amount equal to the estimated fair value of $4.38 per share. The transaction reduced the Company’s shareholders’ equity by $366,000.

In April 2018, the Company granted 72,373 common stock options to one of the non‑employee researchers employed by MSK under our 2015 Equity Incentive Plan (the “2015 Plan”). The options become exercisable over a four‑year period, with the first twenty‑five percent (25%) exercisable twelve (months) from the date of grant and the remainder becoming exercisable ratably each month over the three years thereafter. The contractual term of the option award is 10 years from the date of grant. The total award was expensed at its estimated fair value in April 2018, as no future service was required by the non‑employee to continue to vest in the option grant. The shares will become immediately exercisable upon the occurrence of a change in control, as defined in the 2015 Plan as further described in Note 8, Share-Based Compensation.

Issuance of common stock

In September 2018, we completed an initial public offering and issued 6,900,000 shares of Common Stock at a purchase price of $16.00 per share for an aggregate consideration of $99,507,000, net of issuance costs. Upon completion of the IPO, we also issued 96,000 shares of our common stock pursuant to a stock grant agreement and did not result in proceeds to the Company.

In August 2018, we issued 448,000 shares of our common stock. The issuance was made pursuant to stock grant agreements and did not result in proceeds to the Company.

NOTE 8—SHARE-BASED COMPENSATION

2015 Equity Incentive Plan

Our board of directors and stockholders have approved and adopted the 2015 Plan, which provided for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to our employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 4,500,000 shares of our common stock were reserved for issuance pursuant to the 2015 Plan. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2015 Plan vest according to the schedule specified in the grant agreements, which is generally a four year period and generally become immediately exercisable upon the occurrence of a change in control, as defined. Upon the 2018 Equity Incentive Plan (the “2018 Plan’) becoming effective in September 2018, no further grants are allowed under the 2015 Plan.

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

Stock Option Valuation

During the three month periods ended June 30, 2019 and 2018, stock based compensation for stock option grants were $952,000 and $318,000, respectively, for options granted to employees and directors. During the three months ended June 30, 2019, the expenses were recorded as $169,000 in research and development expense and $783,000 in general and administrative expense. During the three months ended June 30, 2018, the expenses were recorded as $65,000 in research and development expense and $253,000 in general and administrative expense.

During the six month periods ended June 30, 2019 and 2018, stock based compensation for stock option grants were $1,800,000 and $490,000, respectively, for options granted to employees, non-employees and directors. During the six months ended June 30, 2019, the expenses were recorded as $314,000 in research and development expense and $1,486,000 in general and administrative expense. During the six months ended June 30, 2018, the expenses were recorded as $124,000 in research and development expense and $366,000 in general and administrative expense for options granted to employees and directors.

During the three and six months ended June 30, 2018, $585,000 was recorded in research and development expense for options granted to non-employees.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2018	3,357,873	$7.74	$43,224	7.90
Granted	356,000	$21.50
Outstanding and expected to vest at June 30, 2019	3,713,873	$9.06	$51,297	7.65
Exercisable at June 30, 2019	2,107,637	$3.60	$40,609	6.58

The weighted average fair value of stock options granted during the three months ended June 30, 2019 and 2018 was $12.30 and $6.68, respectively.

The weighted average fair value of stock options granted during the six month periods ended June 30, 2019 and 2018 was $12.34 and $6.68, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2018, we had $10,848,000 of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.82 years. As of June 30, 2019, we had $13,440,000 of unrecognized compensation related to employee stock options that is expected to vest over a period of 2.79 years.

Restricted Stock Unit Activity

During the three and six months ended June 30, 2019, stock-based compensation for restricted stock unit grants was $20,000 and $36,000, respectively. During the three months ended June 30, 2019, the expenses were recorded as $18,000 in research and development expense and $2,000 in general and administrative expense. During the six months ended June 30, 2019, the expenses were recorded as $32,000 in research and development expense and $4,000 in general and administrative expense There was no stock based compensation for restricted stock units during the three or six months ended June 30, 2018.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2018	—
Granted	10,296
Outstanding and expected to vest at June 30, 2019	10,296

As of June 30, 2019, we had $203,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.55 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company and under the MSK License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $2,200,000 and $1,296,000 in the three months ended June 30, 2019 and 2018, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $3,923,000 and $3,612,000 in the six months ended June 30, 2019 and 2018, respectively. Please refer to Note 6 for additional details on our various agreements with MSK. As of June 30, 2019 and December 31, 2018, we had a total of $4,596,000 and $4,475,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $18,036,000 and $10,305,000 for the three month periods ended June 30, 2019 and 2018, respectively, and the net losses of $33,970,000 and $17,788,000 for the six month periods ended June 30, 2019 and 2018, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of June 30, 2019 and December 31, 2018, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 11—OTHER BENEFITS

On October 1, 2018, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company.  Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three or six months ended June 30, 2019 and 2018.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. Contributions from our Danish subsidiary were immaterial during the three and six months ended June 30, 2019 and 2018. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

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

We expect to initiate submission of a rolling Biologics License Application, or BLA, for each of our two lead product candidates in 2019, with a goal of receiving approval by the U.S. Food and Drug Administration, or FDA, in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs. Additionally, we have two omburtamab follow‑on product candidates in pre‑clinical development, omburtamab‑DTPA (diethylenetriamine pentaacetate) and huB7‑H3, a humanized version of omburtamab, each targeting indications with large adult patient populations.

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

To date, we have financed our operations primarily through private placements of our securities and the proceeds of our initial public offering. On September 25, 2018, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 6,900,000 shares at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares for gross proceeds of approximately $110.4 million, before deducting underwriting discounts and commissions and estimated offering expenses.  We have received aggregate gross proceeds of approximately $230.0 million through June 30, 2019 from the sale and issuance of our common stock.

As of June 30, 2019, we had an accumulated deficit of $118.8 million. Our net losses were $18.0 million and $10.3 million for the three months ended June 30, 2019 and 2018, respectively, and $34.0 million and $17.8 million for the six months ended June 30, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. Although no assurance can be given, our goal is to complete the development of our lead product candidates, naxitamab for the treatment of pediatric R/R high‑risk NB, and omburtamab for the treatment of CNS/LM from NB, by the end of 2019. Additionally, we currently use Contract Research Organizations, or CROs, and Contract Manufacturing Organizations, or CMOs, to carry out our pre‑clinical and clinical development activities and we do not yet have a sales organization.

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

•	the number of patients and clinical sites included in the trials;
•	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
•	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the performance of our existing and any future collaborators;
•	the number of doses patients receive;
•	the duration and frequency of patient follow‑up;
•	the results of our clinical trials and pre‑clinical studies;
•	the establishment of commercial manufacturing capabilities;
•	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
•	the receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA or any non‑U.S. regulatory authority;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the commercialization of approved products.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$14,494	$8,293	$6,201
General and administrative	4,140	1,965	2,175
Total operating expenses	18,634	10,258	8,376
Loss from operations	(18,634)	(10,258)	(8,376)
Interest and other income (expense)	598	(47)	645
Net loss	$(18,036)	$(10,305)	$(7,731)

Research and Development Expenses

We do not record our research and development expenses on a program‑by‑program or on a product‑by‑product basis as they primarily relate to personnel, research, manufacturing, license fees, non‑cash expense in connection with equity issuances to MSK and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	June 30,
	2019	2018
	(in thousands)
Outsourced manufacturing	$5,952	$3,038
Licensing agreements	—	700
Clinical trials	1,823	615
Outsourced research and supplies	4,209	2,025
Personnel costs	1,462	769
Professional and consulting fees	382	240
Stock based compensation	201	650
Other	465	256
	$14,494	$8,293

Research and development expenses increased by $6.2 million, from $8.3 million for the three months ended June 30, 2018 to $14.5 million for the three months ended June 30, 2019. This was primarily due to a $2.9 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab. In addition, expenses for outsourced research and supplies increased by $2.2 million for the three months ended June 30, 2019, due to our increased need for clinical trial support. Employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $0.7 million for the three months ended June 30, 2019, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, from $2.0 million for the three months ended June 30, 2018 to $4.1 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to a $1.4 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $0.5 million for the three months ended June 30, 2019. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs of becoming a public company.

Interest and Other Income (Expense)

Other income for the three months ended June 30, 2019 was $598,000 as compared to other expenses of $47,000 for the three months ended June 30, 2018. Our interest income has not been significant due to low interest earned on our cash balances.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$27,005	$14,497	$12,508
General and administrative	7,882	3,240	4,642
Total operating expenses	34,887	17,737	17,150
Loss from operations	(34,887)	(17,737)	(17,150)
Interest and other income (expense)	917	(51)	968
Net loss	$(33,970)	$(17,788)	$(16,182)

Research and Development Expenses

We do not record our research and development expenses on a program‑by‑program or on a product‑by‑product basis as they primarily relate to personnel, research, manufacturing, license fees, non‑cash expense in connection with equity issuances to MSK and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Outsourced manufacturing	$11,936	$4,719
Licensing agreements	—	700
Clinical trials	3,071	2,246
Outsourced research and supplies	7,509	4,014
Personnel costs	2,746	1,259
Professional and consulting fees	605	477
Stock based compensation	346	709
Other	792	373
	$27,005	$14,497

Research and development expenses increased by $12.5 million, from $14.5 million for the six months ended June 30, 2018 to $27.0 million for the six months ended June 30, 2019. This was primarily due to a $7.2 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab. In addition, expenses for outsourced research and supplies increased by $3.5 million, from $4.0 million for the six months ended June 30, 2018 to $7.5 million for the six months ended June 30, 2019, due to our increased need for clinical trial support.

Employee-related costs including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $1.4 million for the six months ended June 30, 2019, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million, from $3.2 million for the six months ended June 30, 2018 to $7.9 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to a $2.8 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $0.8 million for the six months ended June 30, 2019. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs of becoming a public company.

Interest and Other Income (Expense)

Other income for the six months ended June 30, 2019 was $917,000 as compared to other expenses of $51,000 for the six months ended June 30, 2018. The increase is attributable to an increase in invested cash balances. Our interest income has not been significant due to low interest earned on our cash balances.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through June 30, 2019 primarily through gross proceeds of approximately $230.0 million from the sale of our common stock, including the completion of our IPO on September 25, 2018, in which we issued and sold 6,900,000 shares of our common stock at a public offering price of $16.00 per share, resulting in gross proceeds of approximately $110.4 million before deducting underwriters discounts, commissions and estimated offering costs.

As of June 30, 2019, we had cash and cash equivalents of approximately $120.2 million. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018

Cash used in operating activities	$(27,523)	$(18,464)
Cash used in investing activities	(201)	(124)
Cash used in financing activities	—	(1,768)
Effect of exchange rates on cash, cash equivalents and restricted cash	16	24
Net increase in cash, cash equivalents and restricted cash	$(27,708)	$(20,332)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $27.5 million for the six months ended June 30, 2019, as compared to $18.5 million for the six months ended June 30, 2018. The $9.0 million increase in net cash used in operations was primarily due to an increase of $16.2 million in our net loss for the six months ended June 30, 2019. This increase was primarily due to our operational expenses in connection with the development of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. This increase was partially offset by an increase in our accounts payables and accruals of $5.3 million as a result of increased activity leading to higher balances, as well as an increase in non-cash expenses, including stock-based compensation to employees, which increased by $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $201,000 for the six months ended June 30, 2019, as compared to $124,000 for the six months ended June 30, 2018. The $77,000 increase in net cash used in investing activities was primarily caused by investment in laboratory equipment and furniture for our new facilities.

Net Cash Provided by Financing Activities

There were no financing activities during the six months ended June 30, 2019. Net cash used in financing activities was $1.8 million during the six months ended June 30, 2018, which related to the payment of offering costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete clinical development of our lead product candidates, naxitamab and omburtamab, and initiate our planned BLA submissions for both product candidates. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain marketing approval for any of our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

We believe that our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2020. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future capital requirements will depend on many factors, including:

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License and MSK CD33 License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the two license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License or MSK CD33 License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License or MSK CD33 License with prior written notice to MSK. No milestones were expensed during the three or six months ending June 30, 2019 or June 30, 2018.

On June 27, 2018, we entered into a sublicense agreement, the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside-based vaccine intended to treat NB, or the GD2-GD3 Vaccine. MSK originally developed the GD2-GD3 Vaccine and licensed to MabVax as part of a portfolio of anti-cancer vaccines. Under the terms of the MabVax Sublicense, we paid MabVax an upfront payment of $700,000, and, as we decided to move forward with the development of the vaccine, we will make an additional payment of $600,000 on the first anniversary of the Mabvax Sublicense, provided that no notice of termination has been made by us before such date. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK license agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. In addition, if we obtain FDA approval for the NB vaccine, then we are obligated to file with the FDA for a PRV. If the PRV is granted and subsequently sold, MabVax will receive a percentage of the proceeds from the sale thereof. The Mabvax Sublicense will terminate upon the termination or expiration of the MabVax-MSK License.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $120.2 million and $147.8 million, respectively, maintained primarily with financial institutions in federally insured accounts. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date resulting from this practice. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions.

Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day-to-day bank accounts. Due to short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of June 30, 2019, we had cash and cash equivalents denominated in DKK of $1.1 million, and an immediate 5% change in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019, due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not performed an evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. We have not previously been required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our second Annual Report on Form 10-K for the year ended December 31, 2019. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of June 30, 2019, we had an accumulated deficit of $118.8 million. We have financed our operations principally through private placements and the initial public offering of our common stock. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in pivotal clinical trials, we cannot assure you that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. We also entered into a Sponsored Research Agreement, or the CD33 SRA, in connection with the MSK CD33 License, pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with our Phase 2 trials for Study 101. Additionally, we entered into a Sublicense Agreement, or the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside based vaccine intended to treat NB, or the GD2-GD3 Vaccine. In addition to the upfront payment of $700,000 that we have made under the terms of MabVax Sublicense we have also made an additional payment of $600,000 on the first anniversary of the MabVax Sublicense. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK License. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. These payments could be significant and in order to satisfy our obligations to MSK, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). MabVax has communicated that it continues to manage and operate its business as a debtor in possession pursuant to the Bankruptcy Code.

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

As of June 30, 2019, we had approximately $120.2 million in cash and cash equivalents. We believe that our cash and cash equivalents, will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2020. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates and may need to raise additional funds earlier if we choose to expand more rapidly than we presently anticipate.

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

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, cyber-attack, malicious intrusion, breakdown or other significant disruption  and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our Biologics License Application, or BLA, to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We plan to begin additional clinical trials with our lead product candidates in 2020. We intend to conduct each of these clinical trials in the United States and Europe. We intend to discuss with the FDA and EMA submission of BLAs for respective approval of such product candidates as treatments for indications that currently lack FDA-approved treatments.

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with pediatric relapsed or refractory, or R/R, neuroblastoma, or NB, but the FDA may not agree. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval.

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

The European Medicines Agency, or the EMA, or comparable foreign regulatory authorities, may disagree with our regulatory plans, including our plans to seek conditional marketing authorization, and we may fail to obtain regulatory approval of our product candidates, which would prevent our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. To date, no formal withdrawal agreement has been reached between the United Kingdom and the European Union, despite the passage of the date on which it was expected that the United Kingdom’s membership in the European Union would terminate. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval and/or sale of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. In addition, in the event of Brexit, European and worldwide economic or market conditions will be affected, which could lead to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’  communications regarding off-label use and if we, or our potential future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70 % point-of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D;

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

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

The Trump administration released in May 2018  a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. In May 2019 HHS  adopted a new rule the “ WAC Disclosure Rule” effective July 9, 2019 that require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On July 16, 2019 the U.S. District Court Judge for the District of Columbia vacated the WAC Disclosure Rule holding that the HHS had execeed its authority under the Social Security Act when promulgating the WAC Disclosure Rule. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

The collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018, replacing the current data protection laws of each European Union Member State. GDPR applies to us through the activities of our wholly-owned subsidiary Y-mAbs Therapeutics A/S, and also to any business, regardless of its location, that provides goods or services to residents in the EU which includes our clinical trial activities in European Union Member States. The GDPR imposes more stringent operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United

States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated.

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

Our commercial success will depend in large part on obtaining and maintaining proprietary rights including  patent, trademark and trade secret protection of our product candidates, products and related proprietary technologies, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates or products and related proprietary technologies is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates or products may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may not own, or may have to share, the intellectual property rights obtained in corroboration with any other party, or intellectual property rights obtained relating to improvements of in-licensed products or processes.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and in-licensed patent applications and the enforcement or defense of the issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our as well as in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, and may result in a patent not being issued. We may become involved in opposition, interference, derivation, post grant review, inter partes review, ex-parte re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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
•

the APIs in our current product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;

•	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
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

•	we may not develop additional proprietary technologies for which we can obtain patent protection;
•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
•	the patents of others may have an adverse effect on our business.

In addition, during the course of business we have decided not to pursue certain products or processes and we may do so again in the future. If it is later determined that our activities or product candidates infringed the intellectual property of any third party, we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates are expected to expire on various dates from 2021 through 2035, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2021 through 2038, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has recently changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents. Similar considerations pertains to patents granted outside of the U.S., for which the validity, enforceability and/or scope of protection may be influenced by changing national and/or international legal principles.

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

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may affect technology covered by our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

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

As of June 30, 2019, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 63% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $15.17 per share and as high as $31 per share through August 9, 2019. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

Utilization of net operating loss carry forwards depends on many factors, including our future income, which cannot be assured, and the impact of the Tax Reform Bill. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three year period), the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post‑change taxable income or taxes may be limited. The Company has performed an analysis of its Section 382 ownership changes through December 31, 2018. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 34,193,666 shares of common stock outstanding as of June 30, 2019. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 are freely tradable, without restriction, in the public market. Almost all of the holders of the remaining 27,293,666 shares of common stock or approximately 80 % of our total outstanding common stock as of June 30, 2019 have the right, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered 6,200,000 shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Y‑MABS THERAPEUTICS, INC.

Dated: August 14, 2019	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)