Form 10-Q
period 2019-09-30
Y-mAbs Therapeutics, Inc.
filed 2019-11-13
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 39,728,416 shares of Common Stock ($0.0001 par value) outstanding as of November 1, 2019.

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

•

our ongoing and future clinical trials for our two lead product candidates and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of Biological License Application, or BLA, submission and approval by the U.S. Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;

•

our pre-clinical studies and future clinical trials for our other product candidates and our research and development programs, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the expected date of completion and of the anticipated results;

•	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the pricing and reimbursement levels of our product candidates, if approved;
•	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
•	our plans for remediation of material weaknesses in our internal control over financial reporting;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
•	our ability to identify and develop additional product candidates and technologies with significant commercial potential;

•	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
•	the potential benefits of any future collaboration or strategic partnerships;
•	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
•	the need for, timing and amount of any future financing transaction;
•	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements,
•	developments relating to our competitors and our industry;
•	the impact of government laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and
•	our expectations related to the use of proceeds from our prior initial public offering and our recent follow-on shelf public offering.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y‑MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,192	$147,840
Restricted cash	—	31
Other current assets	1,399	3,661
Total current assets	99,591	151,532
Property and equipment, net	1,689	205
Operating lease right-of-use assets	2,086	—
Other assets	318	187
TOTAL ASSETS	$103,684	$151,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$7,628	$5,872
Accrued liabilities	5,848	3,251
Operating lease liabilities, current portion	516	—
Total current liabilities	13,992	9,123
Accrued milestone and royalty payments	1,932	2,050
Operating lease liabilities, long-term portion	1,821	—
Other liabilities	—	224
TOTAL LIABILITIES	17,745	11,397
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at September 30, 2019 and December 31, 2018; none issued at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 34,593,666 and 34,193,666 shares issued at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid in capital	228,532	225,352
Accumulated other comprehensive income	131	7
Accumulated deficit	(142,727)	(84,835)
TOTAL STOCKHOLDERS’ EQUITY	85,939	140,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,684	$151,924

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

OPERATING EXPENSES
Research and development	$19,660	$8,731	$46,665	$23,228
General and administrative	4,699	2,684	12,581	5,924
Total operating expenses	24,359	11,415	59,246	29,152
Loss from operations	(24,359)	(11,415)	(59,246)	(29,152)
OTHER INCOME/(EXPENSES)
Interest and other income/(expenses)	437	(11)	1,354	(62)
NET LOSS	$(23,922)	$(11,426)	$(57,892)	$(29,214)
Other comprehensive income
Foreign currency translation	134	39	124	121
COMPREHENSIVE LOSS	$(23,788)	$(11,387)	$(57,768)	$(29,093)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.42)	$(1.69)	$(1.08)
Weighted average common shares outstanding, basic and diluted	34,371,927	27,330,579	34,253,739	26,945,432

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income/(Loss)	Deficit	Equity
Balance December 31, 2017	26,749,666	$3	$123,879	$(169)	$(41,561)	$82,152
Stock-based compensation expense	—	—	172	—	—	172
Foreign currency translation	—	—	—	3	—	3
Net loss	—	—	—	—	(7,483)	(7,483)
Balance March 31, 2018	26,749,666	3	124,051	(166)	(49,044)	74,844
Stock-based compensation expense	—	—	904	—	—	904
Foreign currency translation	—	—	—	78	—	78
Net loss	—	—	—	—	(10,305)	(10,305)
Balance June 30, 2018	26,749,666	3	124,955	(88)	(59,349)	65,521
Issuance of common stock in initial public offering, net of issuance costs	6,900,000	—	100,498	—	—	100,498
Issuance of common stock to nonemployees	544,000	—	—	—	—	—
Stock-based compensation expense	—	—	395	—	—	395
Foreign currency translation	—	—	—	40	—	40
Net loss	—	—	—	—	(11,426)	(11,426)
Balance September 30, 2018	34,193,666	$3	$225,848	$(48)	$(70,775)	$155,028

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	3	226,216	63	(100,769)	125,513
Stock-based compensation expense	—	—	971	—	—	971
Foreign currency translation	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(18,036)	(18,036)
Balance June 30, 2019	34,193,666	3	227,187	(3)	(118,805)	108,382
Issuance of common stock to nonemployees	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,345	—	—	1,345
Foreign currency translation	—	—	—	134	—	134
Net loss	—	—	—	—	(23,922)	(23,922)
Balance September 30, 2019	34,593,666	$3	$228,532	$131	$(142,727)	$85,939

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,892)	$(29,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	15
Stock-based compensation	3,180	1,471
Foreign currency transactions	123	101
Changes in assets and liabilities:
Other current assets	2,262	(1,881)
Other assets	(131)	(188)
Accounts payable	1,031	1,700
Accrued liabilities and other	2,422	344
NET CASH USED IN OPERATING ACTIVITIES	(48,918)	(27,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(818)	(177)
NET CASH USED IN INVESTING ACTIVITIES	(818)	(177)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	101,607
Payment of offering costs for private placement	—	(1,002)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	100,605
Effect of exchange rates on cash, cash equivalents and restricted cash	57	32
NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49,679)	72,808
Cash, cash equivalents and restricted cash at the beginning of period	147,871	90,515
Cash, cash equivalents and restricted cash at the end of period	$98,192	$163,323

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$752	$—
Right-of-use assets obtained in exchange for lease obligations	901	—
Common stock issuance costs in accounts payable	—	517
Deferred offering costs included in other assets and accounts payable and accrued liabilities and other	—	851

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $142.7 million as of September 30, 2019 and $84.8 million as of December 31, 2018. Through September 30, 2019, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering (“IPO”), in September 2018. As of September 30, 2019, the Company had cash and cash equivalents of $98.2 million, and as of December 31, 2018 the Company had cash and cash equivalents of $147.8 million. As of the issuance date of the quarterly financial statements for the three and nine months ended September 30, 2019, the Company expects that its cash and cash equivalents at September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. In November 2019, the Company completed a follow-on shelf public offering and raised $134.7 million, net of issuance costs. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing.  Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019, any other interim periods, or any future year or period. The December 31, 2018 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)

Net loss (numerator)	$(23,922)	$(11,426)	$(57,892)	$(29,214)
Weighted-average shares (denominator)	34,372	27,331	34,254	26,945
Basic and diluted net loss per share	$(0.70)	$(0.42)	$(1.69)	$(1.08)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted shares and RSUs and totaled 4,124,169 shares as of September 30, 2019 and 2,799,373 shares as of September 30, 2018.

NOTE 5—ACCRUED LIABILITIES

Accrued short‑term liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

Accrued milestone and royalty payments	$268	$1,475
Accrued clinical costs	1,079	63
Accrued compensation and board fees	1,765	1,144
Accrued rent	—	44
Accrued manufacturing costs	2,734	—
Other	2	525
Total	$5,848	$3,251

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

The patents and patent applications covered by this agreement are directed, in part, to naxitamab, an anti GD2 antibody, and omburtamab, which is an anti B7‑H3 antibody, as well as affinity matured versions of these certain antibodies and certain single chain variable fragments (Fv) constructs, and their use for immunotherapy, targeting the treatment of neuroblastoma, diffuse intrinsic pontine glioma (DIPG), osteosarcoma and other oncology indications. Upon entering into the MSK License Agreement in 2015 and in exchange for the licenses, we paid MSK an upfront payment, issued 1,428,500 shares of our common stock to MSK and agreed to provide certain anti‑dilution rights to MSK. In addition, we are required to pay to MSK certain royalty and milestone payments. We expensed the upfront payment and the issuance of shares to MSK in 2015. We also recorded expenses related to common stock issued related to certain anti‑dilution rights held by MSK.

The MSK License Agreement requires us to pay to MSK mid-to-high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. Total expensed minimum royalty payments in 2016 under the MSK License Agreement were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. As of September 30, 2019, $18,000 of the accrued minimum royalties were recorded as short-term accrued liabilities, and $1,182,000 were recorded as long‑term accrued liabilities. As of December 31, 2018, all accrued minimum royalties were recorded as long-term accrued liabilities. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total sales‑based milestones potentially due of $20,000,000. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

No milestones were expensed in the three or nine months ended September 30, 2019 or 2018. We paid $725,000 under this arrangement in the first quarter of 2019. As of September 30, 2019, $150,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. As of December 31, 2018, $875,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within long-term liabilities. These milestone‑related charges were recorded as research and development expense in 2016, upon determination that payment of these clinical milestone obligations was probable after satisfying the financing requirements described herein.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory‑based milestone payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MSK License Agreement, such regulatory‑based obligations were determined not to be probable as of September 30, 2019 and December 31, 2018 and therefore have not been accrued.

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

No milestones were expensed in the three or nine months ended September 30, 2019 or 2018. None of the clinical milestone obligations previously accrued were paid in the three or nine months ended September 30, 2019 or 2018. The total amount accrued in prior periods of $550,000 was recorded as $100,000 of accrued short‑term liabilities and $450,000 of accrued long‑term liabilities as of September 30, 2019, and $550,000 as accrued long‑term liabilities as of December 31, 2018. These milestone‑related charges were recorded as research and development expense in 2017. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory‑based milestone payments and minimum royalty payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of September 30, 2019 and December 31, 2018 and therefore have not been accrued.

MabVax sublicense agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax Therapeutics Holding, Inc., (“MabVax”) pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know-how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a bi-valent ganglioside vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company has paid an up-front license fee of $700,000 to MabVax and paid an additional $600,000 upon the first anniversary of the sublicense agreement. The initial license fee of $700,000 was expensed and paid upon execution of the agreement and the continuation fee of $600,000 was accrued in the fourth quarter of 2018 and paid in the third quarter of 2019. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. Research and development is inherently uncertain and as described above, should such research and development fail, the MabVax sublicense agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the MabVax sublicense agreement when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the MabVax sublicense agreement, such obligations were determined not to be probable as of September 30, 2019 and December 31, 2018 and therefore have not been accrued.

Other agreements

On November 5, 2015, we entered into a sponsored research agreement, which we refer to as the SRA, with MSK pursuant to which we agreed to pay MSK to provide research services related to the intellectual property licensed under the MSK License Agreement. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. During the three months ended September 30, 2019 and 2018, we incurred research and development expenses of $306,000 and $297,000, respectively, under the SRA, and in the nine months ended September 30, 2019 and 2018, we incurred expenses of $918,000 and $891,000, respectively, under the SRA.

On March 20, 2016, we entered into a master data services agreement, which we refer to as the MDSA, with MSK pursuant to which we committed to make certain payments in exchange for services provided by approximately two full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know‑how included in the MSK License Agreement to the Company. On October 1, 2018 the MDSA was amended to increase the resources to approximately five full time employees. During the three months ended September 30, 2019 and 2018, we incurred expenses of $205,000 and $60,000, respectively, under the MDSA, and in the nine months ended September 30, 2019 and 2018, we incurred expenses of $547,000 and $273,000, respectively, under the MDSA.

On June 21, 2017, we entered into a master clinical trial agreement, which we refer to as the CTA, with MSK pursuant to which we committed to fund certain clinical trials at MSK. Under the MSK License Agreement, the funding of clinical activities is limited to a five-year period. During the three months ended September 30, 2019 and 2018, we incurred expenses of $513,000 and $363,000, respectively, under the CTA, and in the nine months ended September 30, 2019 and 2018, we incurred expenses of $2,647,000 and $2,504,000, respectively, under the CTA.

On June 27, 2017, we entered into two separate core facility service agreements, which we refer to as the CFAs, with MSK pursuant to which we committed to obtaining certain laboratory services from MSK. During the three months ended September 30, 2019 and 2018, we incurred expenses of $186,000 and $28,000, respectively, under the CFAs, and in the nine months ended September 30, 2019 and 2018, we incurred expenses of $674,000 and $223,000, respectively, under the CFAs.

On November 13, 2017, we entered into a CD33 sponsored research agreement, which we refer to as the CD33 SRA, with MSK pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. During the three months ended September 30, 2019 and 2018, we incurred expenses of $174,000 and $167,000, respectively, under the CD33 SRA, and in the nine months ended September 30, 2019 and 2018, we incurred expenses of $521,000 and $501,000,  respectively, under the CD33 SRA.

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

Additionally, the Company entered into a three‑year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. Fixed rent payable under the lease is approximately $227,000 per annum and is payable in equal monthly installments of approximately $19,000.

As described above in Note 3, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

Total operating lease costs were $174,000 and $91,000 for the three months ended September 30, 2019 and 2018, respectively, and $502,000 and $181,000 for the nine months ended September 30, 2019 and 2018, respectively.

During the three months ended September 30, 2019, the expenses were recorded as $129,000 in research and development expense and $45,000 in general and administrative expense. During the three months ended September 30, 2018, the expenses were all recorded in general and administrative expense. During the nine months ended September 30, 2019, the expenses were recorded as $367,000 in research and development expense and $135,000 in general and administrative expense. During the nine months ended September 30, 2018, the expenses were all recorded in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $188,000 and $419,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at September 30, 2019 were as follows (in thousands):

Operating Leases
at September 30, 2019

Remainder of 2019	$186
Years ending December 31,
2020	749
2021	753
2022	646
2023	539
Thereafter	77
Total lease payments	2,950
Less: Imputed interest	(613)
Total operating lease liabilities at September 30, 2019	$2,337

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the weighted average remaining lease term is 4.1 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2019 and December 31, 2018, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 34,593,666 shares of its common stock as of September 30, 2019 and 34,193,666 shares of its common stock as of December 31, 2018.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2019 or December 31, 2018.

Stock grant agreements with non‑employees

In August 2015, we entered into certain stock grant agreements with non‑employees of the Company. We agreed to issue a total of 2,800,000 shares to two non‑employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. These two researchers were employees of MSK. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 448,000 shares were issued to the two non-employee researchers, and upon completion of the IPO, we issued an additional 96,000 shares pursuant to a stock grant agreement and the issuance did not result in proceeds to the Company. A total of 400,000 shares were issued in 2019 and 400,000 shares are to be issued in 2020 to one of the non-employee researchers, subject to certain conditions, such that the total grant will have been issued. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares of common stock. In August 2016, the Company repurchased and retired a total of 83,600 shares from the two non‑employees of the Company at an amount equal to the estimated fair value of $4.38 per share. The transaction reduced the Company’s shareholders’ equity by $366,000.

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

Issuance of common stock

In August 2019, we issued 400,000 shares of our common stock. The issuance was made pursuant to a stock grant agreement and did not result in proceeds to the Company.

In September 2018, we completed an initial public offering and issued 6,900,000 shares of common stock at a purchase price of $16.00 per share for an aggregate consideration of $99,507,000, net of issuance costs. Upon completion of the IPO, we also issued 96,000 shares of our common stock pursuant to a stock grant agreement and the issuance did not result in proceeds to the Company.

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

Stock Option Valuation

During the three month periods ended September 30, 2019 and 2018, stock based compensation for stock option grants were $1,324,000 and $395,000, respectively, for options granted to employees and directors. During the three months ended September 30, 2019, the expenses were recorded as $263,000 in research and development expense and $1,061,000 in general and administrative expense. During the three months ended September 30, 2018, the expenses were recorded as $67,000 in research and development expense and $328,000 in general and administrative expense.

During the nine month periods ended September 30, 2019 and 2018, stock based compensation for stock option grants were $3,124,000 and $1,471,000, respectively, for options granted to employees, non-employees and directors. During the nine months ended September 30, 2019, the expenses were recorded as $577,000 in research and development expense and $2,547,000 in general and administrative expense. During the nine months ended September 30, 2018, the expenses were recorded as $192,000 in research and development expense and $694,000 in general and administrative expense for options granted to employees and directors. During the nine months ended September 30, 2018, $585,000 was recorded in research and development expense for options granted to non-employees.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2018	3,357,873	$7.74	$43,224	7.90
Granted	356,000	$21.50
Outstanding and expected to vest at September 30, 2019	3,713,873	$9.06	$63,144	7.39
Exercisable at September 30, 2019	2,243,931	$4.04	$49,408	6.43

There were no stock options granted during the three months ended September 30, 2019. The weighted average fair value of stock options granted during the three months ended September 30, 2018 was $7.54.

The weighted average fair value of stock options granted during the nine month ended September 30, 2019 and 2018 was $12.34 and $6.77, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2019, we had $12.1 million of unrecognized compensation related to employee stock options that is expected to vest over a period of 2.63 years. As of December 31, 2018, we had $10.8 million of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.82 years.

Restricted Stock Unit Activity

During the three and nine months ended September 30, 2019, stock-based compensation for restricted stock unit grants was $21,000 and $56,000, respectively. During the three months ended September 30, 2019, the expenses were recorded as $18,000 in research and development expense and $2,000 in general and administrative expense. During the nine months ended September 30, 2019, the expenses were recorded as $50,000 in research and development expense and $6,000 in general and administrative expense. There was no stock based compensation for restricted stock units during the three or nine months ended September 30, 2018.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2018	—
Granted	10,296
Outstanding and expected to vest at September 30, 2019	10,296

The weighted average fair value of restricted stock units granted during the three and nine months ended September 30, 2019 was $23.11. As of September 30, 2019, we had $183,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.30 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $1,384,000 and $914,000 in the three months ended September 30, 2019 and 2018, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $5,307,000 and $4,526,000 in the nine months ended September 30, 2019 and 2018, respectively, under these agreements with MSK. Please refer to Note 6 for additional details on our agreements with MSK. As of September 30, 2019 and December 31, 2018, we had a total of $3,829,000 and $4,475,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $23.9 millon and $11.4 million for the three month periods ended September 30, 2019 and 2018, respectively, and the net losses of $57.9 million and $29.2 million for the nine month periods ended September 30, 2019 and 2018, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of September 30, 2019 and December 31, 2018, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2018, 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 11—OTHER BENEFITS

On October 1, 2018, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company.  Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three or nine months ended September 30, 2019 and 2018.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. Contributions from our Danish subsidiary were immaterial during the three and nine months ended September 30, 2019 and 2018. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 12-SUBSEQUENT EVENTS

In November 2019, the Company completed a follow-on shelf public offering of 5,134,750 shares of its common stock, including underwriters overallotment option, at a public offering price of $28 per share for an aggregate consideration of $134.7 million net of issuance costs.

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

We expect to initiate submission of a rolling Biologics License Application, or BLA, for naxitamab in November 2019, with a goal of receiving approval by the U.S. Food and Drug Administration, or FDA, in 2020. For omburtamab, we expect the BLA submission, either via a rolling submission or via a single submission, to be completed by the end of the first quarter of 2020 with the goal of receiving approval by the FDA in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs. Additionally, we have two omburtamab follow‑on product candidates in pre‑clinical development, omburtamab‑DTPA (diethylenetriamine pentaacetate) and huB7‑H3, a humanized version of omburtamab, each targeting indications with large adult patient populations.

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

To date, we have financed our operations primarily through private placements of our securities and the proceeds of our initial public offering. On September 25, 2018, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 6,900,000 shares at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares for gross proceeds of approximately $110.4 million, before deducting underwriting discounts and commissions and estimated offering expenses.  We have received aggregate gross proceeds of approximately $230.0 million through September 30, 2019 from the sale and issuance of our common stock. In November 2019, we completed a follow-on shelf public offering and issued 5,134,750 shares at a price to the public of $28.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares for gross proceeds of approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2019, we had an accumulated deficit of $142.7 million. Our net losses were $23.9 million and $11.4 million for the three months ended September 30, 2019 and 2018, respectively, and $57.9 million and $29.2 million for the nine months ended September 30, 2019 and 2018, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that our cash on hand, including the net proceeds from our follow-on shelf public offering in November 2019, will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. Although no assurance can be given, our goal is to complete the development of our lead product candidates, naxitamab for the treatment of pediatric R/R high‑risk NB, and omburtamab for the treatment of CNS/LM from NB, by the end of 2019. Additionally, we currently use Contract Research Organizations, or CROs, and Contract Manufacturing Organizations, or CMOs, to carry out our pre‑clinical and clinical development activities and we do not yet have a sales organization.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales. We expect that we will experience increasing losses as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our ability to generate revenue for each product candidate for which we receive regulatory approval, if any, will depend on numerous factors, including reimbursement coverage, competition, commercial manufacturing capability and market acceptance of such approved products.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$19,660	$8,731	$10,929
General and administrative	4,699	2,684	2,015
Total operating expenses	24,359	11,415	12,944
Loss from operations	(24,359)	(11,415)	(12,944)
Interest and other income (expense)	437	(11)	448
Net loss	$(23,922)	$(11,426)	$(12,496)

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

	Three Months Ended
	September 30,
	2019	2018
	(in thousands)
Outsourced manufacturing	$11,337	$4,028
Licensing agreements	—	—
Clinical trials	1,344	523
Outsourced research and supplies	3,995	2,501
Personnel costs	1,512	981
Professional and consulting fees	401	462
Stock based compensation	281	68
Other	790	168
	$19,660	$8,731

Research and development expenses increased by $11.0 million, from $8.7 million for the three months ended September 30, 2018 to $19.7 million for the three months ended September 30, 2019. This was primarily due to a $7.3 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab. In addition, expenses for outsourced research and supplies increased by $1.5 million for the three months ended September 30, 2019, due to our increased need for clinical trial support. Employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $0.7 million for the three months ended September 30, 2019, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, from $2.7 million for the three months ended September 30, 2018 to $4.7 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to a $0.8 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $0.6 million for the three months ended September 30, 2019. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs of becoming a public company.

Interest and Other Income (Expense)

Other income for the three months ended September 30, 2019 was $437,000 as compared to other expenses of $11,000 for the three months ended September 30, 2018. The increase is attributable to an increase in invested cash balances. Our interest income has not been significant due to low interest earned on our cash balances.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$46,665	$23,228	$23,437
General and administrative	12,581	5,924	6,657
Total operating expenses	59,246	29,152	30,094
Loss from operations	(59,246)	(29,152)	(30,094)
Interest and other income (expense)	1,354	(62)	1,416
Net loss	$(57,892)	$(29,214)	$(28,678)

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

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Outsourced manufacturing	$23,273	$8,747
Licensing agreements	—	700
Clinical trials	4,415	2,769
Outsourced research and supplies	11,504	6,515
Personnel costs	4,258	2,240
Professional and consulting fees	1,006	939
Stock based compensation	627	777
Other	1,582	541
	$46,665	$23,228

Research and development expenses increased by $23.5 million, from $23.2 million for the nine months ended September 30, 2018 to $46.7 million for the nine months ended September 30, 2019. This was primarily due to a $14.5 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab. In addition, expenses for outsourced research and supplies increased by $5.0 million, from $6.5 million for the nine months ended September 30, 2018 to $11.5 million for the nine months ended September 30, 2019, due to our increased need for clinical trial support. Employee-related costs including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $1.9 million for the nine months ended September 30, 2019, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $6.7 million, from $5.9 million for the nine months ended September 30, 2018 to $12.6 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to a $3.6 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $1.4 million for the nine months ended September 30, 2019. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs of becoming a public company.

Interest and Other Income/(Expense)

Other income for the nine months ended September 30, 2019 was $1,354,000 as compared to other expenses of $62,000 for the nine months ended September 30, 2018. The increase is attributable to an increase in invested cash balances. Our interest income has not been significant due to low interest earned on our cash balances.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through September 30, 2019 primarily through gross proceeds of approximately $230.0 million from the sale of our common stock, including the completion of our IPO on September 25, 2018, in which we issued and sold 6,900,000 shares of our common stock at a public offering price of $16.00 per share, resulting in gross proceeds of approximately $110.4 million before deducting underwriters discounts, commissions and estimated offering costs. In November 2019, we completed a follow-on shelf public offering and issued 5,134,750 shares at a price to the public of $28.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares for gross proceeds of approximately $143.8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2019, we had cash and cash equivalents of approximately $98.2 million. Adding the net proceeds of $134.7 million from the follow-on shelf public offering completed in November 2019, we believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018

Cash used in operating activities	$(48,918)	$(27,652)
Cash used in investing activities	(818)	(177)
Cash provided by financing activities	—	100,605
Effect of exchange rates on cash, cash equivalents and restricted cash	57	32
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(49,679)	$72,808

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $48.9 million for the nine months ended September 30, 2019, as compared to $27.7 million for the nine months ended September 30, 2018. The $21.2 million increase in net cash used in operations was primarily due to an increase of $28.7 million in net loss for the nine months ended September 30, 2019, which was primarily due to operational expenses related to the development of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. This increase was partially offset by an increase in our accounts payables and accruals adjustment of $1.4 million as a result of increased activity leading to higher balances, as well as an increase in non-cash expenses, including stock-based compensation to employees, which increased by $1.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $818,000 for the nine months ended September 30, 2019, as compared to $177,000 for the nine months ended September 30, 2018. The $641,000 increase in net cash used in investing activities was primarily caused by investment in laboratory equipment for our newly established laboratory facilities.

Net Cash Provided by Financing Activities

There were no financing activities during the nine months ended September 30, 2019. Net cash provided by  financing activities was $100.6 million during the nine months ended September 30, 2018, which related primarily to  the completion of our IPO on September 25, 2018, in which we issued and sold 6,900,000 shares of our common stock at a public offering price of $16.00 per share, resulting in gross proceeds of approximately $110.4 million before deducting underwriters discounts, commissions and estimated offering costs.

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

We believe that our existing cash and cash equivalents as of September 30, 2019, together with the net proceeds from our shelf follow-on public offering in November 2019, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. The amount and timing of our future capital requirements will depend on many factors, including:

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

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of our current and future product candidates;
•	proceeds received, if any, from monetization of any future Priority Review Vouchers, or PRVs;
•	proceeds, if any, from future equity or debt financings;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company.

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

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off‑balance sheet arrangements, as defined under the applicable regulations of the SEC.

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

We have not included certain contingent payment, such as milestones and royalties, for which the amount, timing and likelihood are not known. We have entered into two license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License and the MSK CD33 License. Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales related milestones, (ii) pay mid to high single-digit royalties to MSK, on a product-by-product and country-by-country basis, of a mid-to-high single-digit royalties based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non-refundable but are creditable against royalty payments otherwise due under the respective agreements. Total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License and MSK CD33 License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the two license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License or MSK CD33 License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License or MSK CD33 License with prior written notice to MSK. No milestones were expensed during the three or nine months ending September 30, 2019 or September 30, 2018.

On June 27, 2018, we entered into a sublicense agreement, the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside-based vaccine intended to treat NB, or the GD2-GD3 Vaccine. MSK originally developed the GD2-GD3 Vaccine and licensed to MabVax as part of a portfolio of anti-cancer vaccines. Under the terms of the MabVax Sublicense, we paid MabVax an upfront payment of $700,000, and, as we decided to move forward with the development of the vaccine, we made an additional payment of $600,000 on the first anniversary of the Mabvax Sublicense. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK license agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. In addition, if we obtain FDA approval for the NB vaccine, then we are obligated to file with the FDA for a PRV. If the PRV is granted and subsequently sold, MabVax will receive a percentage of the proceeds from the sale thereof. The Mabvax Sublicense will terminate upon the termination or expiration of the MabVax-MSK License.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $98.2 million and $147.8 million, respectively, maintained primarily with financial institutions in federally insured accounts. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date resulting from this practice. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions.

Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day-to-day bank accounts. Due to short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of September 30, 2019, we had cash and cash equivalents denominated in DKK of $0.2 million, and an immediate 5% change in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019, due to material weaknesses in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of September 30, 2019, we had an accumulated deficit of $142.7 million. We have financed our operations principally through private placements and the initial public offering of our common stock. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in pivotal clinical trials, we cannot assure you that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We have no product candidates approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we receive regulatory approval for the commercial sale of a product candidate. We cannot assure that we will ever receive regulatory approval for any of our product candidates. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment.   We also entered into a Sponsored Research Agreement, or the CD33 SRA, in connection with the MSK CD33 License, pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with our Phase 2 trials for Study 101. Additionally, we entered into a Sublicense Agreement, or the MabVax Sublicense, with MabVax Therapeutics Holdings, Inc., or MabVax, pursuant to which MabVax granted us all of the exclusive rights granted to MabVax under its license agreement with MSK, or the MabVax-MSK License, for a bi-valent ganglioside based vaccine intended to treat NB, or the GD2-GD3 Vaccine. In addition to the upfront payment of $700,000 that we have made under the terms of MabVax Sublicense we have also made an additional payment of $600,000 on the first anniversary of the MabVax Sublicense. We will also be responsible for any potential downstream payment obligations to MSK related to the NB vaccine that were specified in the MabVax-MSK License. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. These payments could be significant and in order to satisfy our obligations to MSK, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

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

As of September 30, 2019, we had $98.2 million in cash and cash equivalents. We believe that our cash and cash equivalents, together with the net proceeds from our follow-on shelf public offering completed in November 2019, will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates and may need to raise additional funds earlier if we choose to expand more rapidly than we presently anticipate.

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

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of any year before that time, we would cease to be an “emerging growth company” as of December 31 of that year. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid material weaknesses in our internal control over financial reporting in the future.

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

Our internal computer systems, or those used by our third-party research institution collaborators, CROs, CMOs, other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, other contractors and consultants are vulnerable to damage from computer viruses, cyber-attack, malicious intrusion, breakdown or other significant disruption  and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, terrorist activities, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

The FDA may refuse to accept an accelerated approval pathway for naxitamab and omburtamab and may refuse rolling review of our BLAs which could have a material adverse impact on our development and approval process for these product candidates and our other product candidates

We have not previously submitted a BLA to the FDA or comparable foreign authorities for any of our product candidates.

In July 2019, we announced that in a pre-BLA meeting we reached alignment with the FDA on an accelerated approval pathway for naxitamab and our intention to begin submission of a rolling BLA in November 2019. The FDA agreed that we could submit, and the FDA would review, individual portions of our naxitamab BLA submission on a rolling basis, rather than waiting for all portions of the BLA to be completed before submission. We believe that this rolling BLA submission process will provide us with the opportunity for ongoing communications with and feedback from the FDA. During this rolling submission process, however, the FDA may raise issues and pose questions to us that may delay the completion of the BLA submission and thereby potentially also delay the approval process and delay the acceptance of the complete BLA for filing and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare the BLA submissions as we planned. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely file the BLA and ultimately receive a Marketing Authorization for naxitamab. In addition, irrespective of the alignment we reached with the FDA in our pre-BLA meeting, the FDA retains discretion to decide not to review the portions of our BLA for naxitamab we have already submitted until the submission is deemed to be complete and no assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

We have not yet had a pre-BLA meeting with the FDA for omburtamab. On October 31, 2019, the FDA informed us that upon its review of our omburtamab pre-BLA meeting submission, our pre-BLA meeting, which was originally scheduled for November 2019, had been converted to a general guidance meeting. Our rolling BLA submission for omburtamab will likely not begin until after a new pre-BLA meeting has taken place. Our pre-BLA meeting could still take place in 2019, or may be rescheduled for the first quarter of 2020. We have not yet reached alignment with the FDA on an accelerated approval pathway for omburtamab or a rolling BLA process. The FDA may not support an accelerated approval pathway or accept a rolling BLA submission for omburtamab. If we do not reach alignment with the FDA on an accelerated approval pathway for omburtamab or a rolling BLA process or if we do not succeed in compiling the information required for the submission of a rolling BLA in a timely manner, we may not be able to meet our goal of completing our omburtamab BLA submission by the end of the first quarter of 2020, which would delay the ultimate receipt of the potential Marketing Authorization.

Should the FDA refuse to accept an accelerated approval pathway for naxitamab or omburtamab or refuse rolling review of our BLAs for either product candidate, this may result in a delay in obtaining required Marketing Authorizations, which could materially adversely affect our ability to generate revenue from commercialization of the particular product candidate, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates.

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

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

The Trump administration released in May 2018  a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified a CMS policy change that was effective January 1, 2019.

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

We have a sublicense agreement with MabVax Therapeutics Holding, Inc., or MabVax, covering our GD2- GD3 Vaccine. MabVax has filed a voluntary petition in bankruptcy. Bankruptcy proceedings are inherently unpredictable. If the MabVax sublicense or our rights thereunder covering our GD2-GD3 Vaccine are adversely affected by the MabVax bankruptcy proceedings, we may not be able to continue developing our GD2-GD3 Vaccine program.

We have entered into a sublicense agreement, or the MabVax Sublicense, with MabVax pursuant to which MabVax granted us a sublicense to all of the exclusive license rights granted to MabVax under its license agreement with MSK relating to our GD2-GD3 Vaccine. On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, or the Bankruptcy Code. MabVax has communicated that it continues to manage and operate its business as a debtor in possession pursuant to the Bankruptcy Code. Bankruptcy proceedings are inherently unpredictable and we cannot be certain that our MabVax Sublicense and our rights thereunder relating to our GD2-GD3 Vaccine will not be adversely affected by the MabVax bankruptcy proceedings. For example, MSK has objected to the continuation of its license to MabVax, which may, in turn, impact our rights under the MabVax Sublicense. Alternately, MabVax may seek to reject its sublicense agreement with us, subject to any protections available under the Bankruptcy Code for rights in licensed intellectual property; and we may not be able to immediately enforce our rights with respect to any breaches by MabVax of its sublicense agreement with us due to the automatic stay in MabVax’s bankruptcy. If the MabVax Sublicense or any of the rights granted to us thereunder are adversely affected by the MabVax bankruptcy proceedings, we may not be able to continue developing our GD2-GD3 Vaccine program.

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

As of September 30, 2019, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 54% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $15.17 per share and as high as $32.90 per share through November 1, 2019. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 34,593,666 shares of common stock outstanding as of September 30, 2019. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 are freely tradable, without restriction, in the public market. As of September 30, 2019 holders of approximately 2,950,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of common stock that we may issue under our equity compensation plans.

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

In November 2019, we completed a follow-on shelf public offering and issued 5,134,750 shares of common stock. We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On August 20, 2019, we issued 400,000 shares of our common stock under a stock grant agreement. The issuance did not result in proceeds to the Company. We have deemed this issuance to be exempt from registration under the Securities Act in reliance on Section 4(a)(2), as a transaction by an issuer not involving a public offering. No underwriters were involved in the foregoing issuance of securities.

Use of Proceeds of Our Initial Public Offering

On September 20, 2018, the SEC declared effective our registration statement on Form S-1 (File No. 333-226999), as amended (the “Registration Statement”), filed in connection with our initial public offering, or IPO. The IPO closed on September 25, 2018 and we issued and sold 6,900,000 shares of our common stock, at a price to the public of $16.00 per share, which included 900,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. We received gross proceeds from the IPO of $110.4 million, before deducting underwriting discounts and commissions of approximately $7.7 million and estimated offering expenses of approximately $2.9 million. The managing underwriters of the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cowen and Company, LLC. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

As of March 31, 2019 and June 30, 2019, we had not used any of the proceeds from the IPO. As of September 30, 2019, we had used approximately $1.6 million of the proceeds from the IPO net proceeds primarily to advance the research and development of our product candidates and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market fund. There has been no material change in our planned use of the balance of the net proceeds from what was described in our Prospectus that forms a part of our Registration Statement, which was filed with the SEC on September 24, 2018, pursuant to Rule 424(b)(4) under the Securities Act.

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

Y‑MABS THERAPEUTICS, INC.

Dated: November 13, 2019	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)