Form 10-K
period 2019-12-31
Y-mAbs Therapeutics, Inc.
filed 2020-03-12
CIK 1722964

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2019 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the NASDAQ Global Select Market on such date, was approximately $295.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of March 10, 2020 was 39,756,694.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Report.

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

•	the timing and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the pricing and reimbursement levels of our product candidates, if approved;
•	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a sales force;
•	our plans for remediation of material weaknesses in our internal control over financial reporting;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
•	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
•	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
•	the potential benefits of any future collaboration or strategic partnerships;
•	our expectations related to the use of our cash and cash equivalents, and how long that cash and cash equivalents are expected to last;
•	the need for, timing and amount of any future financing transaction;
•	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements;
•	developments relating to our competitors and our industry;
•	the impact of governmental laws and regulations;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	our expectations related to the use of proceeds from our prior initial public offering completed in September 2018 and our secondary public offering completed in November 2019; and
•	other risks and uncertainties described in the section herein entitled “Risk Factors”.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10‑K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make.

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

In November 2019, we submitted the initial portion of our BLA for naxitamab to the FDA under the FDA’s rolling review process with a goal of receiving approval by the FDA in 2020. We also expect to submit a BLA for omburtamab via a rolling submission in May 2020 with the goal of receiving approval by the FDA in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs.

Additionally, we have two omburtamab follow‑on product candidates in development, both of which are targeting pediatric oncology as well as larger indications within adult patient populations. In December 2019, we filed an IND for our omburtamab‑(diethylenetriamine pentaacetate or DTPA)‑Lutetium‑177 conjugate, 177Lu-omburtamab. Our other product candidate, huB7‑H3, a humanized version of omburtamab, is currently in pre-clinical development. Both are targeting pediatric oncology as well as larger indications within adult patient populations.

We have initiated a Phase 1 trial with huGD2-BsAb, our humanized bispecific antibody, or BsAb, GD2 product candidate, for the treatment of refractory GD2-positive adult and pediatric solid tumors, thereby addressing large patient populations. We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. We believe that our BsAbs have the potential to result in improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing of tumor cells without the need for continuous infusion.

In addition, we have an ongoing Phase 2 trial at Memorial Sloan Kettering Cancer Center, or MSK, with our GD2-GD3 Vaccine for the treatment of Stage 4 high-risk NB. We believe that the GD2-GD3 Vaccine can potentially serve as an add-on treatment to naxitamab.

Our mission is to become the world leader in developing better and safer antibody‑based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

Naxitamab is a recombinant humanized immunoglobulin G, subtype 1or IgG1κ, monoclonal antibody or mAb that targets ganglioside GD2, which is highly expressed in various neuroectoderm‑derived tumors and sarcomas. Naxitamab is currently being studied in several clinical trials, including pivotal‑stage multicenter development (Study 201) and a Phase 1/2 clinical trial (Study 12‑230) for the treatment of pediatric R/R high‑risk NB, a Phase 2 clinical trial (Study 16‑1643) in front‑line NB, a pilot study (Study 17‑251) of chemoimmunotherapy for high‑risk NB and a Phase 2 clinical trial (Study 15‑096) for relapsed osteosarcoma. We believe that naxitamab has multiple potential advantages over other GD2‑targeting antibody‑based therapies. In particular, its toxicity profile allows for doses two‑and‑a‑half times greater than existing GD2‑targeting antibody‑based therapies. Unlike currently approved GD2‑targeting therapies for NB, which require 10 to 20 hours of infusion and hospitalization for several days, naxitamab is administered in approximately 30 minutes in an outpatient setting. We believe this significantly shorter administration time is an important advantage considering the overall pain associated with treatment.

In the dose escalation part of Study 12‑230 for naxitamab, which together with Study 201 forms the primary basis of our BLA submission, we achieved an overall response rate, or ORR, of 57% in 23 patients with pediatric R/R high‑risk NB who at study entry had evaluable tumors and no evidence of uncontrolled progression of disease, or PD. Based on our discussions with the FDA, the profile of the non‑PD R/R high‑risk NB pediatric patients in Study 12‑230 is representative of the intended patient population for naxitamab’s target indication. The corresponding ORRs will form the primary objective of our pivotal study (Study 201). Naxitamab has been administered to more than 400 patients to date, which forms the safety portion of our BLA submission. In May 2018, we reported topline results from the Phase 2 part of Study 12‑230. The endpoints of this part of the study were complete tumor response (also known as complete remission), or CR, or partial tumor response, or PR. Complete tumor response is the total disappearance of a tumor  and partial tumor response is a decrease in the size of a tumor, or in the extent of cancer in the body, in response to the treatment. This data continued to show response rates at the same levels as in the dose escalation part of the study with 13 of 15 evaluable, or 87% of, primary refractory patients responding and 7 of 23 evaluable, or 30% of, secondary refractory patients responding. Currently, there are no FDA‑approved therapies for primary refractory or second‑line pediatric NB patients. Naxitamab has also received orphan drug designation, or ODD, and rare pediatric disease designation, or RPDD, from the FDA for the treatment of NB. In addition, on August 20, 2018, naxitamab received breakthrough therapy designation, or BTD, in combination with GM‑CSF, for the treatment of high‑risk NB refractory to initial therapy or with incomplete response to salvage therapy in patients greater than 12 months of age with persistent, refractory disease limited to bone marrow with or without evidence of concurrent bone involvement. Finally, in November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. While our current clinical efforts for naxitamab are focused on rare pediatric cancers, we believe that we can potentially expand its application to the treatment of adults with cancers that express GD2. We estimate that there were more than 200,000 new adult patients diagnosed with GD2‑positive cancers in the United States in 2017.

Omburtamab is a murine monoclonal antibody that targets B7‑H3, an immune checkpoint molecule that is widely expressed in tumor cells of several cancer types. 131I‑omburtamab, which is omburtamab radiolabeled with Iodine‑131, is currently being studied in several clinical trials including pivotal‑stage development (Study 101) and a Phase 1 clinical trial (Study 03‑133) for the treatment of pediatric patients who have CNS/LM from NB. As of June 2019, 107 patients with pediatric CNS/LM from NB had been treated with 131I‑omburtamab in Study 03‑133. An analysis of these 107 patients demonstrated a median overall survival, or OS, of 50.8 months (including an estimated five‑year OS of approximately 44%), as compared to historical median OS of approximately six to nine months. We have proposed to the FDA that, pending comparability between study population in Study 03‑133 and Study 101, data from both studies may be pooled for analysis for our planned BLA submission. 131I‑omburtamab has received ODD and RPDD from the FDA for the treatment of NB, and BTD for the treatment of pediatric patients who have CNS/LM from

NB. We expect to file a BLA submission for 131I-omburtamab for CNS/LM from NB via a rolling submission in May 2020.

124I‑omburtamab, which is omburtamab radiolabeled with Iodine‑124, is currently being studied for the treatment of Diffuse Intrinsic Pontine Glioma, or DIPG. 131I‑omburtamab is currently being studied for the treatment of Desmoplastic Small Round Cell Tumors, or DSRCT. Both DIPG and DSRCT are rare, and often fatal, cancers. While our current clinical efforts are focused on rare pediatric cancers, we believe we can potentially expand omburtamab’s application to the treatment of CNS/LM resulting from other adult and pediatric solid tumors expressing B7‑H3 and the underlying solid systemic tumors. We estimate that, in the United States and the EU in 2019, there were more than 30,000 new patients diagnosed with cancer that has metastasized to the CNS/LM, of which the vast majority express B7‑H3.

A Phase 1 trial for huGD2-BsAb, our humanized bispecific GD2 antibody product candidate, was initiated in the first quarter of 2019 for the treatment of refractory GD2‑positive adult and pediatric solid tumors. In pre‑clinical studies, huGD2-BsAb demonstrated the potential for improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing compared to existing bispecific constructs.

On December 31, 2019, we submitted an Investigational New Drug application, or IND, for 177Lu-omburtamab, for the treatment of medulloblastoma and we plan to open the IND for patients in the second quarter of 2020.

We currently have five active INDs related to our product candidates and one IND application under FDA review. The table below sets forth the product candidate, date of the initial submission of the IND to the FDA, as well as the current sponsor, the subject matter and the current status of each such IND.

Product Candidate	Date of Initial Submission	Current Sponsor	Subject Matter of IND	Current Status
Naxitamab	June 14, 2011	MSK	NB and other GD2 positive tumors	Clinical trials ongoing

Omburtamab (131I‑omburtamab and 124I‑omburtamab)	September 22, 2000	Y‑mAbs (MSK original sponsor)	CNS/LM from NB, DSRCT, DIPG and other B7‑H3 positive tumors	Clinical trials ongoing

Naxitamab	September 5, 2017	Y‑mAbs	Pediatric NB	Clinical trials ongoing

HuGD2-BsAb	April 20, 2018	MSK	GD2 positive solid tumors	Clinical trial ongoing

177Lu-omburtamab	December 31, 2019	Y-mAbs	Medulloblastoma	Pending FDA clearance

GD2-GD3 Vaccine	July 29, 2008	MSK	Pediatric NB	Clinical trial ongoing

We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage.

We have exclusive rights to MSK’s rights in all of our current product candidates under our 2015 license agreement, or the MSK License, with MSK. The MSK License also provides us with non‑exclusive access to technology that involves the creation of a novel human protein tag that can potentially dimerize, or link together, bispecific T‑cell engagers, or BiTEs. We refer to this technology as the MULTI‑TAG technology. We plan to create a broad platform of dimerized BiTEs using the MULTI‑TAG technology and are currently collaborating with MSK on several MULTI‑TAG product candidates. We believe that our strong relationship with MSK, one of the world’s leading cancer treatment centers, and our access to certain of MSK’s technologies and substantial research capabilities affords us several competitive advantages. In addition, we believe that our relationship with MSK may help us with respect to patient recruitment for clinical trials. Under a separate 2017 CD33 license agreement with MSK, or the MSK CD33 License, we have a worldwide, sublicensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know‑how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments in connection with certain CD33 antibodies developed in the laboratory of a specific principal investigator at MSK and constructs thereof.

Our management team has extensive knowledge in the field of antibody oncology drug development, manufacturing and commercialization. Since our inception in April 2015, we have raised approximately $373.8 million through private placements of our securities, our initial public offering in September 2018 and our secondary public offering in November 2019. As of December 31, 2019, we had cash and cash equivalents of $207.1 million.

Our Pipeline

The following table sets forth our product candidates and their current development stages, estimated development timelines and anticipated milestones.

Product Candidate	Target	Study	Indication / Treatment	Preclinical	Phase 1	Phase 2	Phase 3 / Registration	Next Anticipated Milestone(s)
Naxitamab	GD2	201	Relapsed / Refractory High-Risk Neuroblastoma (Pediatric)	*Ongoing pivotal Phase 2 trial*[1]				March 2020 BLA Submission
		12-230	Relapsed / Refractory High-Risk Neuroblastoma (Pediatric)	*Ongoing Phase 2 trial*				
		16-1643	(Front-Line) High-Risk Neuroblastoma (Pediatric)	*Ongoing Phase 2 trial*				
		15-096	Relapsed (Second-Line) Osteosarcoma[2]	*Ongoing Phase 2 trial*				
		17-251	Chemoimmunotherapy for Relapsed / Refractory High-Risk Neuroblastoma	*Ongoing Phase 1 trial*				
Omburtamab	B7-H3	101	CNS / Leptomeningeal Metastases from Neuroblastoma (Pediatric) (^{131}I)[3]	*Ongoing pivotal Phase 2 trial*[4]				May 2020 BLA Submission
		03-133	Intrathecal Immunotherapy for CNS/ Leptomeningeal Metastases (^{131}I)[3]	*Ongoing Phase 1 trial*				
		11-011	Diffuse Intrinsic Pontine Glioma (Pediatric) (^{124}I)[3]	*Ongoing Phase 1 trial*				
		19-182	Desmoplastic Small Round Cell Tumor (Pediatric) (^{131}I)[3]	*Ongoing Phase 2 trial*				
^{177}Lu-omburtamab[5]	B7-H3		B7-H3 Positive CNS / Leptomeningeal Solid Tumors					
huB7-H3	B7-H3		Systemic Solid Tumors (Adult) (Third-Line)					
huGD2-BsAb	GD2xCD3	18-034	Refractory GD2-Positive Solid Tumors	*Ongoing Phase 1 trial*				
huCD33-BsAb	CD33xCD3		Hematological Cancers Expressing CD33					
GD2-GD3 Vaccine	GD2-GD3	05-075	High risk Neuroblastoma patients in remission	*Ongoing Phase 2 trial*

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

Key elements of our strategy to achieve this goal are:

•

Rapidly and concurrently advance our lead product candidates to regulatory approval. We are currently in pivotal stage development for both of our lead product candidates, naxitamab for the treatment of pediatric R/R high‑risk NB and 131I‑omburtamab for the treatment of pediatric CNS/LM from NB. We are advancing both of our lead product candidates through an expedited regulatory pathway and we expect that they will be eligible for priority review under their respective BTD. In November 2019, we submitted the initial portion of our BLA for naxitamab to the FDA under the FDA’s rolling review process with a goal of receiving approval by the FDA in 2020. For omburtamab, we expect to submit a BLA via a rolling submission in May 2020 with the goal of receiving approval by the FDA in 2020.We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs.

•

Expand the indications and target patient populations for our existing product candidates. Our goal is to maximize the potential of our existing product candidates in areas where there is a significant unmet medical need by exploring additional indications, as well as expanding the target population within existing indications. For example, we are developing naxitamab for the treatment of front‑line NB and relapsed osteosarcoma and we intend to discuss our BLA strategy in these indications with the FDA after completing our BLA submission for naxitamab. We are also currently developing radiolabeled omburtamab in clinical trials for the treatment of pediatric patients with DIPG, currently in Phase 1 and DSRCT, currently in Phase 2. After completing our BLA submission for 131I‑omburtamab for pediatric CNS/LM from NB, we intend to discuss with the FDA the protocol for the continuation and expansion of the ongoing DIPG and DSRCT clinical trials. We believe that we may qualify for a supplemental BLA, or sBLA, in each of these indications assuming positive pivotal data.

•

Independently commercialize our product candidates in indications and territories where we believe we can maximize their value. We plan to independently commercialize our late‑stage product candidates focusing on already‑identified key treatment centers such as MSK, as well as educating doctors, patients and payors about our product candidates and their indications to drive acceptance and uptake. We believe that we will need to engage a small number of physician specialists for training regarding the appropriate administration and use of our product candidates. The sales call points for our current product candidates in the United States and the European Union are highly concentrated and generally addressable by a relatively small commercial organization, which we believe will allow us the flexibility to cost‑effectively build our own commercial capability. Finally, we intend to form commercial and development collaborations for indications and in territories that are better served by the resources of larger biopharmaceutical companies.

•

Advance our novel BsAb product candidates that we believe may offer potential substantial benefits over existing bispecific constructs. We are also advancing a promising pipeline of BsAbs that we believe have the potential to overcome limitations associated with existing BsAb constructs. Our first BsAb product candidate that has entered the clinic, huGD2-BsAb, is a bivalent humanized anti‑GD2 and anti‑CD3 BsAb. We are also advancing our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33 and expect to file an IND in 2020. Further, we plan to utilize our access to the MULTI‑TAG technology platform to create a diverse platform of dimerized BiTEs and are currently working with MSK on developing several MULTI‑TAG candidates.

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

Cancer is a major public health problem in the United States and worldwide. The American Cancer Society, or ACS, estimated that approximately 40% of all men and women in the United States will be diagnosed with cancer during their lifetime (based on 2011‑2013 data). According to the U.S. Centers for Disease Control, cancer is currently the second leading cause of death in the United States, and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the ACS estimates that an estimated 1.8 million new cancer cases will be diagnosed in the United States and over 600,000 people will have died from cancer in 2020. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

Cancer treatment has traditionally included chemotherapy, radiation, hormone therapy, surgery or a combination of these approaches. While small molecule chemotherapy agents and cytotoxic agents have demonstrated efficacy in treating certain types of cancers, they can also cause toxicities that may lead to life‑threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, these treatments are only partially effective in solid tumors, in part because the maximal achievable doses are limited by systemic toxicity, which consequently hinders the prospects of long‑term remission in patients. Over a course of more than 20 years, cancer research and treatment has shifted to more targeted therapies, such as monoclonal antibodies, and immuno‑oncology, a new field of cancer therapy focused on enhancing antitumor immune responses.

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

Immune System and Introduction to Antibodies

The immune system is often described as having two main branches—innate (non‑specific) and adaptive (acquired) immunity. It defends against invading pathogens such as viruses, parasites, and bacteria, and provides surveillance against cancers. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The adaptive immune system includes B‑cells, which secrete antibodies and T‑cells, which can be either helper T‑cells, suppressor T‑cells or cytotoxic T‑cells.

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

Our Product Candidates

We have a broad and advanced product pipeline including two late‑stage and clinically validated product candidates, naxitamab and omburtamab, which target tumors that express GD2 and B7‑H3, respectively. Naxitamab and omburtamab are currently in pivotal stage development for pediatric R/R high‑risk NB and pediatric CNS/LM from NB, respectively, both rare and life‑threatening pediatric cancers for which no FDA approved products currently exist. We submitted the initial portion of our BLA for naxitamab to the FDA in November 2019 under the FDA’s rolling review process with a goal of receiving approval by the FDA in 2020. For omburtamab, we expect to submit a BLA via a rolling submission in May 2020 with the goal of receiving approval by the FDA in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs. Naxitamab and omburtamab are also in mid‑stage clinical development for additional cancers, and we have initiated clinical development for both product candidates in several other indications. Furthermore, we have two omburtamab follow-on product candidates, 177Lu-omburtamab for which we expect to open the IND for patients for the treatment of medulloblastoma in the second quarter of 2020, and huB7-H3, a humanized version of omburtamab, which is in pre-clinical development. Both product candidates are targeting pediatric oncology as well as larger indications within adult patient populations.

We have initiated a Phase 1 trial for huGD2-BsAb, our humanized bispecific antibody, for the treatment of refractory GD2‑positive adult and pediatric solid tumors. In pre‑clinical studies, huGD2‑BsAb demonstrated the potential for improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing compared to existing bispecific constructs. We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage.

On December 31, 2019, we submitted an IND application for 177Lu-omburtamab, for the treatment of medulloblastoma. We plan to open the IND for patients in the second quarter of 2020.

In addition, we have an ongoing Phase 2 trial at MSK, with our GD2-GD3 Vaccine for the treatment of Stage 4 high-risk NB. We believe that the GD2-GD3 Vaccine can potentially serve as an add-on treatment to naxitamab.

We have exclusive worldwide commercial rights to all of our current product candidates.

Naxitamab Overview

Naxitamab is a humanized monoclonal antibody being evaluated for the treatment of R/R NB and other GD2‑positive tumors, including osteosarcoma. Naxitamab targets GD2, which, based on our research, is expressed on almost all of NB cancer cells regardless of disease stage and in almost all osteosarcomas. Naxitamab is currently in pivotal stage development for patients with pediatric R/R high‑risk NB and was granted BTD in this indication in 2018. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. Naxitamab has also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualifies us for receipt of a PRV upon approval of naxitamab for treatment of NB, if such approval occurs. Naxitamab has been administered to more than 400 patients to date. In the Phase 1 dose escalation part of Study 12‑230, of the 23 patients with pediatric R/R high‑risk NB, with evaluable tumors and who did not have PD at study entry, 13 patients, or 57%, achieved a clinical response. In May 2018, we reported topline results from the Phase 2 part of Study 12‑230. This data continued to show response rates at the same levels as in the dose escalation part of the study with 13 of 15 evaluable, or 87% of, primary refractory patients responding and 7 of 23 evaluable, or 30% of, secondary refractory patients responding.

In pediatric R/R high‑risk NB, we believe that naxitamab has multiple potential advantages over other GD2 targeting antibody‑based therapies. In particular, the modest toxicity it exhibits allows for doses 2.5 times greater than the other GD2 targeting antibody‑based therapies. Naxitamab also has a significantly shorter infusion time (approximately 30 minutes compared to 10 to 20 hours for other GD2 targeting antibody‑based therapies being used in front‑line therapy) which we believe is important given the pain associated with the therapy and the ability to be administered in an outpatient setting (compared to hospitalization stays of four days or longer for other GD2 targeting antibody‑based therapies).

Based on our discussions with the FDA, the profile of the non‑PD pediatric R/R high‑risk NB patients in Study 12‑230 is representative of the intended patient population for our target indication. The corresponding ORRs will form the primary objective of our pivotal study (Study 201). Additionally, based on our discussions with the FDA, we believe that a 30% ORR (which is significantly different from a 20% ORR at a 95% confidence interval, or CI) with a duration of response of minimum 12 weeks may qualify naxitamab for accelerated approval. The FDA has agreed that pending comparability between the study population in Study 12‑230 and Study 201, the data from the two studies may be pooled for analysis for our BLA submission. In addition, naxitamab is currently being evaluated in a Phase 2 clinical study (Study 16‑1643) in front‑line NB, a pilot study (Study 17‑251) of chemoimmunotherapy for high‑risk NB and a Phase 2 clinical study (Study 15‑096) in second‑line relapsed osteosarcoma patients.

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

Naxitamab for the Treatment of Pediatric Relapsed or Refractory High‑Risk Neuroblastoma

Naxitamab is currently in pivotal stage development (Study 201) for the treatment of pediatric R/R high‑risk NB and was granted BTD in this indication in 2018. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. Naxitamab has also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualifies us for receipt of a PRV upon approval of naxitamab for treatment of NB by the FDA, if such approval occurs. In the dose escalation part of Study 12‑230, we achieved an ORR of 57% in patients with pediatric R/R high‑risk NB who had evaluable tumors and who did not have PD at study entry. Patients with these characteristics are the intended patient population for our first potential indication for treatment with naxitamab. Based on our discussions with the FDA, we believe that a 30% ORR (which is significantly different from a 20% ORR at a 95% CI) with a duration of response of minimum 12 weeks may qualify for consideration of an expedited approval of naxitamab. The FDA has agreed that pending comparability between the study population in Study 12‑230 and Study 201, the data from the two studies may be pooled for analysis. There would also be a post‑marketing commitment to provide data on progression free survival, or PFS, supporting the efficacy of the product. We believe naxitamab has multiple potential advantages over other GD2 targeting antibodies such as higher doses administered on an outpatient basis.

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

In 2015, the FDA and the EMA, approved Unituxin (dinutuximab), a monoclonal GD2 targeting antibody developed by United Therapeutics Corporation, or United Therapeutics, and administered in combination with GM‑CSF, interleukin‑2, or IL‑2, and isotretinoin, also known as 13‑cis‑retinoic acid, for the treatment of pediatric patients with high‑risk NB who achieve at least a partial response, or PR, to prior front‑line multiagent, multimodality therapy. The marketing authorization for Unituxin was voluntarily withdrawn by United Therapeutics in the European Union in 2017. In 2017 the EMA approved Dinutuximab beta Apeiron (also known as dinutuximab beta, ch14.18/CHO, Isqette and currently being commercialized under the name Qarziba® in Europe), a monoclonal GD2 targeting antibody, for the treatment of high‑risk NB in patients aged 12 months and older, who have had some improvement with previous treatments or patients whose NB has not improved with other cancer treatments or has relapsed.

Naxitamab for Pediatric Relapsed or Refractory High‑Risk Neuroblastoma—Clinical Development Program

An earlier murine version of naxitamab was studied in 17 clinical trials at MSK with a total of more than 800 patients over the last 25 years. Naxitamab has been studied in several clinical trials for the treatment of pediatric R/R NB and other diseases, of which Study 201, Study 12‑230, Study 11‑009, Study 15‑096 and Study 16‑1643 are currently ongoing. We expect to announce topline data from our ongoing pivotal trial (Study 201) in pediatric R/R high‑risk NB in 2020.

Based on our discussion with the FDA, ORR forms the primary objective for our pivotal Study 201. The FDA has agreed pending comparability analysis between study population in Study 12‑230 and Study 201, the data from the two studies may be pooled to form the primary basis of our BLA. Based on our discussions with the FDA, we believe that a 30% ORR (which is significantly different from a 20% ORR at a 95% confidence interval) with a duration of response of minimum 12 weeks may qualify for accelerated approval. 37 patients are expected to be included in Study 201. The safety portion of our BLA submission is comprised of more than 200 patients treated with naxitamab across multiple indications.

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

Treatment Protocol

The Phase 1 portion of Study 12‑230 assessed dose escalation of intravenous, or IV, naxitamab (days one, three, five) in the presence of subcutaneous GM‑CSF (days minus four through five). These three doses of naxitamab and 10 days of GM‑CSF constituted a single treatment cycle. Patients who completed 4 cycles without PD were eligible to continue treatment for up to 24 months. For the Phase 2 part of study, patient were eligible to continue treatment for up to 4 cycles after major clinical response was obtained again with a maximum treatment period of 24 months. The diagram below depicts the treatment schedule per cycle in Study 12‑230:

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

Safety Results

MTD was not reached. The maximum dose used was 9.6 mg/kg per cycle. This dose was more than 2.5 times greater than the doses that can be given when using the earlier murine version of naxitamab or dinutuximab, and manageable acute side effects allowed treatment to occur in an outpatient setting. Dose limiting toxicities, or DLTs, occurred in four of 57 patients. These DLTs did not show any consistent pattern, ranging from elevated liver enzymes, anaphylactic reactions, acute renal failure, and hypertension. All told, 33 patients experienced a total of 150 SAEs, of which 27 SAEs were treatment‑related, and none were fatal. Two patients experienced Grade 4 toxicity that necessitated withdrawal from the study. One patient developed an anaphylactic reaction at cycle 7. Another one patient developed Grade 4 angioedema immediately after completing the second cycle. All 57 patients experienced at least one Treatment Emergent Adverse Event, or TEAE, which is defined as “an event that emerges during treatment, having been absent pretreatment, or worsens relative to the pretreatment state” of any grade. Most frequently observed TEAEs were pain, hypotension, fever, pruritus, and urticaria. Most TEAEs were low‑grade adverse events.

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

Of the remaining 23 non‑PD patients with primary or secondary refractory disease, 13 patients achieved either a complete response (also known as complete remission), or CR, or a partial response or PR, which resulted in an ORR of 57% (13/23). Further, one patient had stable disease (cancer that is neither decreasing nor increasing in extent or severity) or SD, another six patients had PD, and two patients were only available for short term follow‑up (long term data not available).

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

The expansion Phase 2 single‑arm portion of Study 12‑230 was designed to assess the anti‑NB activity of naxitamab and GM‑CSF in patients who presented with lesions that could be objectively measured and/or monitored by 123I‑MIBG scans and who were deemed to have measurable disease and be eligible for response classification by the INRC classification incorporating 123I‑MIBG scans. These patients were classified as having evaluable disease and consisted of patients that were primary refractory patients or secondary refractory patients. Another group of patients included those with NED but with a high-risk of relapse.

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

Study 201: A Phase 2 Trial of Antibody Naxitamab and Granulocyte‑Macrophage Colony Stimulating Factor (GM‑CSF) in High‑Risk Neuroblastoma Patients with Primary or Secondary Refractory Osteomedullary Disease

Study 201 is a single‑arm multi‑center pivotal study using current Good Manufacturing Practices, or cGMP, manufactured naxitamab, which commenced recruitment in the second quarter of 2018. We completed the initial enrollment target of 37 patients and continue recruitment at all sites.

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

We initiated Study 201 to form the primary basis for our BLA, to establish comparability of study population with Study 12‑230 and to satisfy the confirmatory study and post‑marketing requirements by the FDA. If the results from Study 201 fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in, or otherwise adversely affect, such clinical trials, including the timing of submission of our BLA.

Study 16‑1643: Naxitamab/GM‑CSF Immunotherapy Plus Isotretinoin for Consolidation of First Remission of Patients with High‑Risk Neuroblastoma: A Phase 2 Study

Study 16‑1643 is a Phase 2 single‑arm clinical trial where patients with high‑risk NB in first CR/VGPR undergo consolidation with naxitamab and GM‑CSF for five cycles and isotretinoin for six cycles. The primary objective of the study is to determine relapse‑free survival following treatment with naxitamab combined with GM‑CSF and isotretinoin. As of January 2020, 52 patients had been enrolled in the study.

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

Study 11‑009: Phase 1 Study of Naxitamab Monoclonal Antibody in Patients with High‑Risk Neuroblastoma and GD2‑Positive Tumors

Study 11‑009 is a Phase 1 clinical dose escalation study with IV naxitamab given as monotherapy in patients with high‑risk NB or other GD2‑positive tumors. Safety data from this study will be used to support our BLA submission for naxitamab in pediatric R/R high‑risk NB. The study closed accrual with 68 patients enrolled. The primary objective of the study is to establish the MTD of naxitamab. The secondary objectives are to study the pharmacokinetics, to assess activity of naxitamab against NB and other GD2‑positive tumors, and to quantitate pain during naxitamab treatment. Two patients experienced reversible DLT of elevated transaminases.

Study 17‑251: Pilot Study of Naxitamab, Irinotecan/Temozolomide and Sargramostim (HITS) Chemoimmunotherapy for High‑Risk Neuroblastoma

Study 17‑251 is a single arm pilot, Phase 2 study at MSK in high‑risk R/R NB patients with soft tissue disease. Patients will be treated with naxitamab in combination with irinotecan, temozolomide and sargramostim, or HITS. As of January 2020, 34 patients have been enrolled in the study. If the regimen is found to be acceptable, then we plan to initiate a multicenter Phase 2 study.

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

Naxitamab for the Treatment of Relapsed Osteosarcoma

Naxitamab is currently being evaluated in an ongoing Phase 2 clinical study (Study 15‑096) for the treatment of patients with relapsed osteosarcoma that have been rendered surgically free of evident disease. As of January 2020, 29 patients had been enrolled and we expect to enroll a total of 39 patients. The trial is designed to distinguish between 12‑month EFS of 30% versus 50%.

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

Naxitamab for Relapsed Osteosarcoma—Clinical Development Program

Currently, naxitamab is being evaluated in an ongoing Phase 2 clinical trial (Study 15‑096) for the treatment of relapsed osteosarcoma. This Phase 2 clinical trial is designed to assess the efficacy of naxitamab when combined with GM‑CSF in patients with relapsed osteosarcoma who have been rendered surgically free of evident disease. The study commenced in July 2015, and as of January 2020, 29 patients had been enrolled. We expect to recruit a total of 39 patients. This trial is designed to distinguish between a 12‑month EFS of 30% versus 50%.

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

Omburtamab Overview

Omburtamab is a novel murine monoclonal antibody currently designed for compartmental immunotherapy, for example in the CNS. Omburtamab targets B7‑H3, an immune checkpoint molecule that is widely expressed in tumor cells of several types of cancers. We have radiolabeled omburtamab with either Iodine‑131 (131I‑omburtamab) or Iodine‑124 (124I‑omburtamab). 131I‑omburtamab is currently in pivotal stage development for the treatment of pediatric CNS/LM from NB, and was granted BTD in this indication in 2017. In 2016, 131I‑omburtamab was granted ODD and RPDD, in each case, for the treatment of NB. The RPDD qualifies us for receipt of a PRV upon approval of omburtamab for treatment of NB, if such approval occurs. An analysis of 107 patients treated through June 2019 demonstrated median OS of 50.8 months (including a five‑year median OS of approximately 44%), as compared to historical median OS of approximately six to nine months. We expect to submit a BLA for 131I-omburtamab for CNS/LM from NB via a rolling submission in May 2020 with the goal of receiving approval by the FDA in 2020. In addition, radiolabeled omburtamab is in clinical development for two additional rare pediatric cancers, DSRCT, currently in Phase 2  and DIPG, currently in Phase 1. The most recent set of DSRCT data was presented in November 2019. We believe that we are well positioned to submit sBLAs in each of these two indications, assuming positive results in these clinical trials after approval of our BLA for 131I‑omburtamab for CNS/LM from NB. Further, we believe that omburtamab has the potential to address several other tumors in children and adults that express B7‑H3 such as prostate, ovarian, breast, colon, renal, non‑small cell lung, pancreatic, head and neck cancers, as well as melanoma, glioblastoma, and NB and other small round blue cell tumors of childhood.

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

131I‑Omburtamab for the Treatment of Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma

131I‑omburtamab is currently in pivotal stage development for the treatment of pediatric CNS/LM from NB, and was granted BTD in this indication in 2017. In 2016, 131I‑omburtamab was granted ODD and RPDD, in each case, for the treatment of NB. The RPDD qualifies us for receipt of a PRV upon approval of omburtamab for treatment of NB, if such approval occurs. At our meeting with the FDA in June 2017, we proposed to the FDA that data from Study 03‑133 may be pooled with data from Study 101 and utilized for our planned BLA submission. As of June 2019, 107 patients with pediatric CNS/LM from NB had been treated with 131I‑omburtamab in Study 03‑133. An analysis of these 107 patients demonstrated a median OS of 50.8 months (including an estimated five‑year OS of approximately 44%), as compared to historical median OS of approximately six months. 131I‑omburtamab can be administered as a push injection in an outpatient setting. We expect to submit a BLA for 131I-omburtamab for CNS/LM from NB via a rolling submission in May 2020. We plan to commercialize 131I‑omburtamab in the United States as soon as possible after obtaining FDA approval, if such approval occurs.

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

131I‑omburtamab for Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma—Clinical Development Program

Currently, 131I‑omburtamab is in pivotal stage development for the treatment of pediatric CNS/LM from NB as a monotherapy after patients have completed standard of care treatment. At our meeting with the FDA in June 2017, we proposed to the FDA that data from Study 03‑133 may be pooled with data from Study 101 and utilized for our planned BLA submission. As of January 2020, 107 patients with pediatric CNS/LM from NB had been treated with 131I‑omburtamab in Study 03‑133. We are planning to treat a total of 32 patients in a multi‑center pivotal Phase 2 trial (Study 101) with an interim analysis after the first 17 patients enrolled for the purposes of pharmacokinetic and dosimetry comparability between study sites using 131I‑omburtamab from our cGMP commercial manufacturer, versus drug product previously produced by MSK. Study 101 has also been designed to satisfy the confirmatory study and post‑marketing requirement by the FDA, and, as a result, we will continue to recruit a total of 32 patients in the study. We expect a BLA submission for 131I-omburtamab for CNS/LM from NB via a rolling submission in May 2020.

Study 03‑133: Phase 1/2 Study of Intrathecal Radioimmunotherapy using 131I‑omburtamab for Central Nervous System/Leptomeningeal Neoplasms

The trial was originally designed as a Phase 1/2 clinical dose escalation study followed by cohort expansion at the recommended dose. To determine the MTD, patients received up to 70 millicurie, or mCi, 131I‑omburtamab as outpatients. Based on treatment result of the 50 mCi dose to treat NB with CNS/LM metastasis and since no DLTs were experienced in the dose escalation part; the 50 mCi dose has been expanded as implemented by a protocol amendment. At our meeting with the FDA in June 2017, we proposed to the FDA that data from Study 03‑133 may be pooled with data from Study 101 and utilized for our planned BLA. As of January 2020, 107 patients with pediatric CNS/LM from NB had been treated with 131I‑omburtamab in Study 03‑133. Study 03-133 is now closed for recruitment. We expect that the safety portion of our BLA will be comprised of data from more than 200 patients treated with 131I‑omburtamab or 124I‑omburtamab across multiple indications.

The table below presents a general clinical overview, including safety data, from Study 03‑133 conducted from January 2004 through June 2019. The outlined information in the below table refers to patients treated in Study 03‑133.

Omburtamab—Clinical Overview

Study 03‑133—Patient Profile and AEs (January 2004 - June 2019)

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

Safety Results

No MTD was reached in the dose escalation portion of the trial. Although not a DLT, myelosuppression was observed in patients who had received craniospinal radiation and 131I‑omburtamab at dose levels six and seven (60 and 70 mCi, respectively). As a result, a dose of 50 mCi was chosen for the expansion cohort. Among the 107 patients treated with 131I‑omburtamab, a total of 340 injections were administered and myelosuppression was observed in approximately 88 patients.

Long‑term toxicities:  There were no significant long‑term toxicities directly attributed to 131I‑omburtamab. There was no increased risk of radionecrosis.

As of September 2018, 29% of the patients had an SAE that was considered related to treatment by the investigator. The SAEs considered related by investigator were mainly in the System organ Class: investigations reflecting 131I-mediated  myelosuppression, which were considered related for the majority of the events. Related SAEs of vomiting were reported in five patients (3.4%), headache and meningitis chemical by four patients (2.7%) each.

Efficacy Results

Data reported as of June 2019 indicates that the median OS for the 107 patients with R/R NB who have CNS/LM from NB at relapse treated under Study 03‑133 was 50.8 months. Based on calculations per the Kaplan‑Meier Plot, the estimated three‑year OS of these 107 patients is 56% and the estimated five‑year OS and ten-year OS is 44%, and 38%, respectively.

Comparison of Median Overall Survival (Months)

Median Survival (Months)
60
50
40
30
20
10
0
8.7, n=58
4.7, n=85
5.5, n=19
50.8, n=107
Literature (Restricted)
German NB Trials
MSK HC[1]
131 I-omburtamab Study 03-133[2]

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

The chart below shows the historical comparable data and median OS following the introduction of 131I‑omburtamab treatment. This represents 107 treated patients from Study 03‑133 as at June 2019. The estimated three‑year median OS was 56% and the five‑year median OS was 44%. Survivors have been followed for up to 14 years.

100
50
0
Percent survival
^{131}I-8H9 cRIT
MSK Historical
N=107
N=19
0
5
10
15
Years after CNS/LM NB

Study 101: A Multicenter Phase 2/3 Trial of the Efficacy and Safety of Intracerebroventricular Radioimmunotherapy using 131I‑omburtamab for Neuroblastoma Central Nervous System/Leptomeningeal Metastases

Study 101 is a pivotal Phase 2/3 single‑arm, open‑label, non‑randomized, multi‑center efficacy, safety, pharmacokinetics and dosimetry trial of intracerebroventricular 131I‑omburtamab in pediatric patients with R/R NB who have CNS/LM from NB. Patients will receive up to two cycles of 131I‑omburtamab. This study commenced in the second quarter of 2018, and we have treated an initial 17 patients for an interim analysis for BLA submission purposes. The purpose of this part of the study is to demonstrate pharmacokinetic and dosimetry comparability between study sites using 131I‑omburtamab from our cGMP commercial manufacturer and drug product previously produced by MSK. Study 101 has also been designed to satisfy the confirmatory study and post‑marketing requirement by the FDA, and as a result, we will continue to recruit a total of 32 patients in the study. We expect to submit our BLA for CNS/LM from NB in pediatric patients via a rolling submission in May 2020.

As described above an interim analysis has been performed on 17 patients who have completed evaluations at week six, at which dosimetry and pharmacokinetics objective and available safety and efficacy data have been assessed. Data from this analysis will also be combined with the data from Study 03‑133 to support a potential accelerated approval for 131I‑omburtamab for the treatment of pediatric patients with high-risk NB who have CNS/LM relapse.

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

We have initiated Study 101 to form the primary basis for our planned BLA, to establish comparability of study population and pharmacokinetics analysis with Study 03‑133 and to satisfy the confirmatory study and post‑marketing requirements by the FDA. If the results from Study 101 fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in, or otherwise adversely affect, such clinical trials, including the timing of submission of our BLA.

124I‑omburtamab for the Treatment of Diffuse Intrinsic Pontine Glioma

124I‑omburtamab is currently being evaluated in an ongoing Phase 1 clinical trial (Study 11‑011) for the treatment of DIPG. In contrast to Iodine‑131, which emits electrons, Iodine‑124 is a positron‑emitting iodine isotope. This enables measurement of iodine uptake using PET scans, which we believe is important when using radiotherapy in a critical organ such as pons, where overdosing may have serious consequences. In 2016, 124I‑omburtamab received RPDD from the FDA for the treatment of DIPG. As of October 2017, we have treated 33 patients with DIPG with 124I‑omburtamab. Interim clinical results from the dose escalation portion of the study, which were reported at the American Society of Clinical Oncology, or ASCO, in June 2017, demonstrated that convection‑enhanced delivery, or CED, of 124I‑omburtamab in the brainstem of children with DIPG appears to be a generally feasible approach for drug delivery, based on an evaluation using distribution and pharmacokinetics. We believe that we may qualify for a sBLA, assuming positive pivotal data.

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

Study 11‑011: A Phase 1 Study of Convection‑Enhanced Delivery of 124I‑omburtamab for Patients with Non‑Progressive Diffuse Pontine Gliomas Previously Treated with External Beam Radiation Therapy

MSK is conducting a Phase 1, dose escalation study of CED of 124I‑omburtamab in children with non‑progressive DIPG previously treated with external beam radiation therapy. The study commenced in December 2011 and as of January 2020, 41 patients had been enrolled. We expect to enroll a total of 64 patients.

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

Multi‑Center Study

The principal investigator for Study 11‑011 is currently drafting a feasibility study to expand the experiences from Study 11‑011 to other sites. This study will be a non‑randomized, multi‑center, feasibility trial using CED in the brainstem of children with DIPG. Each patient will have previously received external beam radiotherapy to the brainstem and will not have shown clear evidence of tumor progression following this therapy. Diagnostic and eligibility decisions for patients entering the study will be made by a multidisciplinary pediatric neuro‑oncology team at the treating site. Eligibility and surgical planning will be centrally reviewed. Patients will undergo a single treatment using CED of 124I‑omburtamab. MRI and PET will be used for confirmation of appropriate drug distribution patterns. Perioperative morbidity, device performance (catheter for antibody delivery in pons), and patient tolerance after CED treatment will be monitored. OS and time to recurrence will be monitored. Advanced MR‑based algorithms will be used to monitor for geometric response. Serial liquid biopsies (serum, urine, CSF) will be explored as a correlate of tumor response.

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

131I‑omburtamab for Desmoplastic Small Round Cell Tumor—Clinical Development Program

131I‑omburtamab is being evaluated in a clinical Phase 1 study (Study 09‑090) for the treatment of DSRCT. A Phase 2 study (Study 19-182) for the treatment of DSRCT is also ongoing. We intend to discuss the protocol with the FDA and we believe that we may qualify for a sBLA, assuming positive pivotal data.

Study 09‑090: Phase 1 Study of Intraperitoneal Radioimmunotherapy with 131I‑omburtamab for Patients with Desmoplastic Small Round Cell Tumors and Other Solid Tumors Involving the Peritoneum

MSK is conducting a clinical study of IP 131I‑omburtamab for treatment of patients with DSRCT and other B7‑H3 positive solid tumors metastatic to the peritoneum. The primary purpose of the study is to define the toxicity and the MTD, assess the pharmacokinetics, and assess response of DSRCT and other solid tumors. The study has completed accrual and 47 patients have been exposed. Data from this study was presented at the 2019 Connective Tissue Oncology Society annual meeting in November 2019 based on an evaluation of 33 Gross Total Resection, or GTR, patients treated at MSK from 2009 to 2017. A total of 24 patients received Whole Abdominalpelvic Intensity-Modulated RadioTherapy, or WA-IMRT, in combination with omburtamab Interperitoneal Radio Immunotherapy, or IP-RIT, and nine patients received WA-IMRT without omburtamab IP-RIT. The study showed a median OS of 41 months for the DSRCT patients who did not receive omburtamab IP-RIT and 59 months for those receiving omburtamab IP-RIT. The data indicates that adding IP-RIT with iodinated omburtamab to the standard WA-IMRT treatment appears to be well tolerated.

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

177Lu-omburtamab Overview

We intend to leverage our expertise with omburtamab to develop product candidates for the treatment of indications associated with pediatric and large adult patient populations. We believe that our clinical experience with 131I‑omburtamab in 41 patients with tumors such as sarcoma, melanoma and medulloblastoma supports this objective. Our first such product candidate targeted towards larger patient populations is DTPA‑conjugated omburtamab radiolabeled with Lutetium‑177, which is currently in pre‑clinical development for the treatment of medulloblastoma and B7‑H3 positive LM from solid tumors. Animal toxicity studies of 177Lu‑omburtamab have been completed on current Good Laboratory Practices, or GLP, material and cGMP production has been established. DTPA (diethylenetriamine pentaacetate) is an organic molecule that acts as a chelator of metals such as Lutetium. DTPA can bind to radioactive materials to decrease the amount of time it takes to flush the radioactive material from the body. The resulting product candidate, omburtamab‑DTPA‑Lutetium‑177 conjugate, or 177Lu‑omburtamab, can be distributed directly to hospitals, already conjugated and ready to use. It may then be administered to patients as a single‑step push dose via an indwelling catheter for intracerebroventricular drug delivery, similar to the administration of 131I‑omburtamab in CNS/LM from NB. We believe this is an important advantage because radiopharmacies within hospitals have limited capacity for radiolabeling. Therefore, we believe that a more easily available ready to use radiolabeled antibody such as 177Lu‑omburtamab could be used more frequently, thereby significantly expanding our patient population beyond children. On December 31, 2019, we submitted an IND application for 177Lu-omburtamab. Upon FDA clearance of the IND, we plan to initiate a Phase 1 trial with our 177Lu-omburtamab product candidate for the treatment of medulloblastoma.

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

177Lu‑Omburtamab in Central Nervous System/Leptomeningeal Metastases—Current Treatment Landscape and Associated Limitations

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

177Lu‑Omburtamab in Central Nervous System/Leptomeningeal Metastases—Mechanism of Action

We are developing a Lutetium‑177 conjugated omburtamab with DTPA as chelator. 177Lu‑omburtamab will be administered to patients as a single‑step push dose via an indwelling catheter for intracerebroventricular drug delivery, similar to the administration of 131I‑omburtamab in CNS/LM from NB. This form of administration will allow us to bypass the blood brain barrier and gain direct access to the CNS/LM. Lutetium‑177 is a medium‑energy beta‑emitter with a maximal tissue penetration of 2 mm. Its half‑life is approximately 6.7 days. Lutetium‑177 also emits low‑energy Gamma rays, which allows scintigraphy and subsequent dosimetry with the same therapeutic compound. Lutetium‑177 is bound to omburtamab by DTPA. The resulting product 177Lu‑omburtamab conjugate can be distributed ready to use. Lutathera, a Lutetium‑177‑DOTA conjugated somatostatin analogue peptide, has already demonstrated significant clinical efficacy in patients with progressive neuro endocrine tumors, or NETs, and is approved by the EMA, and the FDA, in this orphan indication. In a multi‑center, randomized, comparator‑controlled, parallel‑group Phase 3 study that has been the basis for regulatory submission for Lutathera, it demonstrated a significant improvement in PFS in patients with inoperable progressive midgut NETs compared to the general standard of care, with limited acute toxic effects. The beta radiation of Lutetium‑177 is similar to the beta radiation emitted from radioactive iodine, which already has demonstrated efficacy in CNS/LM from NB when conjugated to omburtamab.

We believe Lutetium‑177 may have a number of potential advantages over both Iodine‑131 and Iodine‑124. In particular, the radiolabeling of omburtamab with Lutetium‑177 involves a relatively simple one‑step procedure and can be distributed conjugated ready to use.

177Lu-omburtamab in medulloblastoma Clinical Development Program

The study is designed as an open label single arm, first in human, dose escalation study to evaluate 177Lu- omburtamab in patients with R/R medulloblastoma. We plan to enroll approximately 49 patients in this Phase 1 study which we anticipate to initiate upon FDA clearance of the IND in the second quarter of 2020.

Primary Objective

•	To explore the tolerability of 177Lu-omburtamab.

Secondary Objectives include

•	To assess absorbed radiation doses and organ dosimetry for 177Lu-omburtamab.
•	To evaluate the investigator assessed response.

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

Bispecific Antibody Program Overview

We are advancing a promising pipeline of novel bivalent tumor targeting BsAbs for the treatment of cancer. We believe that our BsAbs have the potential to overcome limitations associated with existing BsAb constructs. Our first BsAb clinical product candidate, HuGD2-BsAb, is a humanized anti‑GD2 and anti‑CD3 BsAb. The IND for this construct was cleared by the FDA December 2018. We have initiated a Phase 1 trial with HuGD2-BsAb, our humanized bipencific antibody product candidate, for the treatment of refractory GD2-positive adult and pediatric solid tumors, thereby addressing large patient populations. The study is conducted at MSK.

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

HuGD2-BsAb Overview

The figure below depicts our first BsAb product candidate, HuGD2-BsAb, a fully humanized IgG‑scFv format antibody, in which the anti‑CD3 scFv is linked to the carboxyl end of the naxitamab IgG1 and the Fc region is mutated to help prevent cytokine release as well as complement‑mediated pain side effects.

HuGD2-BsAb (anti‑GD2 and anti‑CD3)

We believe that HuGD2-BsAb may have several potential advantages over other BsAbs, including:

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

On December 10, 2018, the FDA cleared the IND application for our huGD2‑BsAb, and in January 2019, a Phase 1/2 trial was initiated at MSK for the treatment of refractory GD2 positive adult and pediatric solid tumors.

Study 18-034: Phase 1/2 study of humanized 3F8 bispecific antibody (Hu3F8-BsAb) in patients with relapsed/refractory neuroblastoma, osteosarcoma, and other GD2(+) solid tumors

Study 18-034 is a Phase 1/2 single arm, dose escalation clinical trial of HuGD2-BsAb. Dose escalation is performed in patients with R/R NB, osteosarcoma or other GD2-positive tumors. Cohort expansion will be conducted in R/R NB (group 1) and osteosarcoma (group 2). Up to 30 patients will enroll in Phase 1 and up to 64 patients will enroll in Phase 2. The Phase 1 endpoints include maximum tolerated dose, or MTD, the recommended Phase 2 dose, or RP2D, PK, HAHA, and anti tumor activity. For Phase 2, the endpoint will for group 1 (R/R NB) include ORR, duration of CR and OS and for group 2 (R/R Osteosarcoma) include PFS at four months, ORR, duration of CR and OS. Currently, no published safety data is available for this study.

huCD33‑BsAb Overview

Our second BsAb product candidate, huCD33‑BsAb, is a humanized anti‑CD33 and anti‑CD3 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. Currently we are planning to set up GLP and cGMP production allowing for initiation of formal pre‑clinical toxicology in 2019 and potential IND filing in 2020.

GD2-GD3 Vaccine Overview

Neuroectoderm-derived tumors, including NB and sarcomas, have high expression of tumor antigens GD2 and GD3. Our investigational bivalent GD2-GD3 Vaccine is being studied in a clinical Phase 2 study (05-075) conducted at MSK for the immunization of high-risk NB patients previously treated with naxitamab. The vaccine, in combination with adjuvants, is being studied to induce patients to produce their own anti-GD2 and anti-GD3 serum titers, with the goal of preventing subsequent relapse.

GD2-GD3 Vaccine —Clinical Development Program

A Phase 1/2 study (Study 05-075) of the GD2-GD3 Vaccine with the immunological adjuvant OPT-821, in combination with oral ß-glucan for high-risk NB is being conducted at MSK. MSK has enrolled more than 260 patients in this study.

We are planning a multicenter, Phase 2 clinical study in relapsed, high-risk NB patients after obtaining complete response on salvage therapy. We plan to open this study in 2020.

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

Naxitamab is a recombinant humanized IgG1κ monoclonal antibody against GD2 expressed in Chinese Hamster Ovary, or CHO, cells. A one mL ampoule from the master or working cell bank is used as seeding for a 1,000 L fed batch bioreactor in chemical defined media with no animal derived component. After the growths of the cells are completed the un‑processed bulk from the bioreactor containing the naxitamab drug substance undergoes conditioned clarified harvests, filtration, and subsequent multi‑step product purification. The naxitamab drug substance is manufactured by Patheon UK Limited in Groningen, The Netherlands and the naxitamab drug product is manufactured at Patheon Manufacturing Services LLC in Greenville, North Carolina, (both part of the Thermo Fisher Scientific Inc., group of companies) collectively Patheon/Thermo Fisher, in compliance with cGMP regulations and no excipients of human or animal origin have been used. The naxitamab drug product is packaged in 10 mL ISO 10R glass vials refrigerated or frozen.

Omburtamab is a murine IgG1 monoclonal antibody against B7‑H3. The antibody is manufactured in a 200 L bioreactor in chemical defined media with no animal derived components. After harvests, clarification of the fermentation and a multi‑step purification process as well as packaging, the drug substance is ready for filling. The non‑radiolabeled omburtamab is filled in two mL ISO 2R glass vials and frozen and is ready for radiolabeling. The drug substance is manufactured by EMD Millipore Corporation (now part of the Merck KgaA group of companies), or EMD/Merck, in Martillac, France, and the non‑radiolabeled omburtamab drug product is manufactured by Patheon/Thermo Fisher in Ferentino, Italy.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7‑H3. United Therapeutics Corporation has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States and has announced plans to seek a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with R/R NB. United Therapeutics Corporation has also announced that it is developing a humanized GD2 antibody. In addition, naxitamab may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high‑risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in 2020 in R/R NB. In January 2020, EUSA and BeiGene Ltd., announced an exclusive collaboration to commercialize Qarziba® in mainland China.

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

As of December 31, 2019, our patent portfolio included:

•

For our naxitamab patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering humanized or chimeric antibodies or fragments thereof comprising specific sequences and capable of binding to GD2, and includes three U.S. patents, one Australian patent, two New Zealand patents, one Chinese patent, one Japanese patent, one South Korean patent, one Hong Kong patent, one Indian patent and two pending patent applications in other jurisdictions, including Europe and Canada. We expect that any patents that issue in this first family will expire in June 2031. A core U.S. patent in this family is expected to expire on June 20, 2031. The second family consists of applications with composition of matter claims covering high affinity anti‑GD2 antibodies, and includes one US patent, one German patent, one French patent, one patent in United Kingdom, one Australian patent, one Japanese patent, one Russian patent, and five pending patent applications in other jurisdictions, including Canada, China, South Korea, Hong Kong and Brazil. In Hong Kong, request for registration and grant has been filed. We expect that any patents that issue in this second family will expire in March 2034.

•

For our omburtamab patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering antibodies produced by a distinct hybridoma cell line, antibodies comprising specific sequences, polypeptides comprising specific sequences, and process claims covering a method of inhibiting the growth of tumor cells, a method for imaging a tumor in a subject and a method for treating a mammalian subject, and includes eight U.S. patents, one German patent, one Spanish patent, one French patent, one patent in United Kingdom, one Italian patent, two Canadian patents and one pending patent application in the United States. We expect that any patents that issue in this first family will expire between October 2021 and January 2026. A core U.S. patent in this family is expected to expire on January 19, 2026 and core patents in Germany, Spain, France, United Kingdom and Italy in this family are expected to expire on March 6, 2023. The second family consists of patents and patent applications with process claims covering a method of improving the prognosis or prolonging the survival of a subject bearing a tumor, and includes one Chinese patent, one Indian patent, one Canadian patent, and one pending patent application in Europe. We expect that any patents that issue in this second family will expire in March 2028. Core patents in Canada, China, and India in this family are expected to expire on March 24, 2028.

•

For our huB7‑H3 patent portfolio, we have an exclusive license from MSK to MSK’s rights in one patent family consisting of a patent and patent applications with composition of matter claims covering antibody agents that bind specifically to protein 2Ig‑B7H3 or 4Ig‑B7H3, and includes one patent in the United States and 12 pending patent applications in other jurisdictions, including Europe, Canada, Australia, New Zealand, China, Japan, South Korea, Eurasia, India, Brazil, South Africa, and Hong Kong. We expect that any patents that issue in this family will expire in August 2035. In addition an international patent application has been filed, with MSK and the Company as applicants, claiming a method for treating a central nerve system (CNS) cancer using huB7H3, as well as 177Lu-DTPA-8H9 conjugates. Request for entry into the national phase has been filed in the United States, Canada, Europe, Australia, New Zealand, Japan, China, South Korea, India, Brasil, Eurasian and Russia. We expect that any patent that issue in this family will expire in May 2038.

•

Our Multimerization Technology patent portfolio, which inter alia relates to our huGD2-BsAb, includes one patent family under which we have a partly exclusive license to MSK’s rights in the patent application. The license is exclusive for MSK’s rights in the patents rights of this family that claim products, such as bispecific antibodies which are also claimed by other patent rights licensed from MSK, and non‑exclusive for patents rights of this family that claim a product that is not claimed by another patent right licensed from MSK. This family consists of patents and patent applications with composition of matter claims covering bispecific binding agents comprised of two fusion proteins, and includes one U.S. patent, one Japanese patent, one Australian patent, one German patent, one French patent and one patent in United Kingdom, one pending patent application in the United States and six pending patent applications in other jurisdictions, including Canada, China, South Korea, Hong Kong, Russia and Brazil. In Hong Kong, request for registration and grant has been filed. We expect that any patents that issue in this family will expire in March 2034. A core U.S. patent in this family is expected to expire on March 25, 2034.

•

Our CD33 antibody patent portfolio, which includes one patent family under which we have an exclusive license from MSK to MSK’s rights in the patent application. This family consists of one pending patent application in the United States, and eleven pending patent applications in other jurisdictions, including Europe, Australia, Brasil, Canada, China, Eurasia, India, Japan, South Korea, New Zealand and Russia relating to anti Siglec‑3 (CD33) antibodies generated from a specific principal investigator’s laboratory at MSK. We expect that any patents that issue in this family will expire in April 2038.

•

Our GD2-GD3 Vaccine patent portfolio, which inter alia relates to a vaccine for stimulation or enhacing production of an antibody which recognized a specific ganglioside, includes five U.S. patents, with expected expiration in 2022.

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Generally, as noted above, our in‑licensed issued patents in all jurisdictions will expire on dates ranging from 2021 to 2035. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2038. However, the actual protection afforded by a patent varies on a product‑by‑product basis, from country‑to‑country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Trademarks

We have obtained USPTO trademark registration of the “Y‑mAbs” mark and certain other trademarks that we intend to use to commercialize our product candidates. We currently rely on our registered and unregistered trademarks, trade names and service marks, as well as our domain names and logos, as appropriate, to market our brands and to build and maintain brand recognition. We are seeking to register and will continue to seek to register and renew, or secure by contract where appropriate, trademarks, trade names and service marks as they are developed and used, and reserve, register and renew domain names as appropriate.

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

Pursuant to the MSK License and the MSK CD33 License, as of December 31, 2019, we have rights to approximately 14 issued U.S. patents, approximately three pending U.S. patent applications, and other patents and patent applications in jurisdictions outside the United States. Upon entering the MSK License, we made an upfront payment to MSK, and we are required to make to MSK certain royalty payments, including minimum annual royalty payments commencing on the fifth anniversary of the MSK License, which are fully creditable against earned royalties.

The MSK License requires us to pay to MSK mid to high single‑digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are required to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020, which amounts are non‑refundable but are creditable against royalty payments otherwise due thereunder. Total expensed minimum royalty payments under the MSK License were $1,200,000 in 2016 upon determination that the payment of such minimum royalties was probable and the amount was estimable. As of December 2018, the $1,200,000 was recorded as long-term accrued liabilities. As of December 31, 2019, of the $1,200,000, $29,000 was recorded as short-term accrued liabilities and $1,171,000 was recorded as long‑term accrued liabilities. We are also obligated to pay to MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales‑based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones that become due should we achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales‑based milestones potentially due of $20,000,000. We have not entered into any sublicenses related to the MSK License. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. We will also owe MSK mid to high single digit royalties on commercial sales of our approved products, including an annual fixed minimum royalty of $80,000 over the royalty term starting in 2020 whether or not product sales are ever achieved. In addition, to the extent we enter into sublicense arrangements, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments or the achievement of certain clinical milestones. Additionally, the terms of the MSK License provide that MSK is entitled to receive 40% - 50% of any income generated from the sale of first such PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non‑U.S. jurisdiction. Additionally, the terms of the MSK CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non‑U.S. jurisdiction.

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

On November 10, 2015, we entered into the Sponsored Research Agreement, or the SRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK for a term of five years. The research will be conducted in accordance with a written plan and budget approved by the parties. MSK has granted us a non‑exclusive, non‑commercial, non‑transferable, royalty‑free license to use any inventions or discoveries developed by MSK within the scope of the information resulting from the project, for our internal, non‑commercial research purposes. We have also been granted both a first option to negotiate an exclusive or non‑exclusive commercial license to MSK’s rights in inventions developed by MSK and a first option to negotiate an exclusive license to MSK’s rights in inventions jointly developed by the parties. The SRA was amended on September 12, 2019, and will expire five years from the date of the amendment. The SRA may be terminated for convenience by either party upon prior written notice. During 2018 and 2019 we incurred research and development expenses of $1,192,000 and $1,283,000 respectively, under the SRA.

On September 20, 2016, we entered into a Master Data Services Agreement, or the MDSA, with MSK pursuant to which we committed to make certain payments to MSK annually in exchange for certain services, including transfer of clinical data and databases, regulatory files and other know‑how to us by employees at MSK who are specifically assigned to assist with such services to us. The MDSA will expire upon the completion of activities set forth in each project description entered into thereunder; however we have the option to extend the term upon written notice to MSK. Either party may terminate the MDSA upon prior written notice in the event of an uncured material breach. During 2018 and 2019, we incurred expenses of $396,000 and $918,000, respectively, under the MDSA.

Also, on June 21, 2017, we entered into the Investigator‑Sponsored Master Clinical Trial Agreement, or the MCTA, as later amended on October 11, 2017, with MSK pursuant to which we committed to provide aggregate funding to MSK up to a certain amount for clinical studies to be conducted at MSK. Each such clinical study will be conducted in accordance with a written plan and budget and protocol approved by the parties. Under the MCTA, we and MSK have granted each other a non‑exclusive, non‑transferable, worldwide, royalty‑free license, without right to sublicense, to use any inventions or discoveries developed by personnel of each such party, that is within the scope of the information resulting from the relevant study, for the other party’s internal, non‑commercial research purposes until such Invention is commercially available. We have also been granted a first option to negotiate an exclusive or non‑exclusive commercial license to MSK’s rights in inventions or discoveries developed by MSK personnel under this MCTA and a first option to negotiate an exclusive license to MSK’s rights in inventions or discoveries jointly developed by MSK and our personnel under this MCTA. The MCTA will continue in effect through completion of the studies, and may be terminated by either party upon prior written notice. During 2018 and 2019, we incurred research and development expenses of $3,043,000 and $3,128,000 under the MCTA.

On June 27, 2017, we entered into two separate Core Facility Service Agreements, or CFSAs, with MSK pursuant to which we committed to make certain payments to MSK in exchange for certain laboratory services over the term of the CFSAs. Either party may terminate either of these CFSAs for any reason, or for no reason, upon prior written notice. In the event of termination of either of these CFSAs, we will make full payment to MSK for all work performed on, or expenses related to the project up to the date of termination including all non‑cancelable obligations following receipt from MSK of any completed or in‑process deliverables in connection with the project. During 2018 and 2019, we incurred research and development expenses of $325,000 and $816,000, respectively, under the CFSAs.

On November 13, 2017, we entered into the MSK CD33 License, with MSK, which grants us a worldwide, sub‑licensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know‑how to develop, make and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics in connection with certain CD33 antibodies generated in a specific principal investigator’s laboratory at MSK and constructs thereof. The MSK CD33 License is exclusive with respect to such patent rights and tangible materials within such know‑how, and nonexclusive with respect to MSK’s rights in such know‑how and related intellectual property rights. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we will owe MSK customary royalties on commercial sales of our approved products, if any. Total potential milestones due under the MSK CD33 License are $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. In addition, the MSK CD33 License contains minimum royalty payments that become due beginning in year 10 of $40,000 per year over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, subject to increase and creditable against any royalty payments due based on sales in the future. We are required to pay mid to high single digit royalties on sales of licensed products. We also agreed to pay MSK approximately $1,360,000 for research services related to the intellectual property licensed under the MSK CD33 License. The research services occurred over the two year period immediately following the date of the MSK CD33 License.

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

On November 13, 2017, in connection with the MSK CD33 License, we entered into the Sponsored Research Agreement, or the CD33 SRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. The term of the CD33 SRA expired on November 13, 2019. The research was conducted in accordance with a written plan and budget approved by the parties. MSK had granted us a non‑exclusive, non‑commercial, non‑transferable, royalty‑free license to use any inventions or discoveries developed by MSK within the scope of the information resulting from the research, for our internal, non‑commercial research purposes. We had also been granted both a first option to negotiate an exclusive or non‑exclusive commercial license to MSK’s rights in inventions developed by MSK personnel and a first option to negotiate an exclusive license to MSK’s rights in inventions jointly developed by the parties and our personnel. In 2018 and 2019, we incurred research and development expenses of $670,000 and $604,000 under the CD33 SRA.

On July 9, 2018, we entered into the Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I‑omburtamab in connection with our pivotal Phase 2 trials for Study 101.

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and Mabvax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019.

Pursuant to the Mabvax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-

valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The essence of the transaction created by the SAAA was for us, in light of the Chapter 11 bankruptcy proceedings affecting MabVax, to preserve the MabVax/MSK License Agreement and the rights granted to us under the MabVax/Y-mAbs Sublicense and for us to create a direct relationship with MSK with respect to the rights covered under the MabVax/Y-mAbs Sublicense. Pursuant to the SAAA, MabVax agreed to assume the MabVax/Y-mAbs Sublicense and the MabVax/Y-mAbs License Agreement pursuant to Section 365 of the Bankruptcy Code and concurrently to assign both of these agreements to MSK. MabVax has also agreed to pay MSK a certain amount to cure all of its existing defaults under the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single digit royalty payments to MSK. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a Priority Review Voucher, or PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, twenty percent of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country‑by‑country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last‑to‑expire valid claim covering such licensed product rights at the time of and in the country of sale.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of pre‑clinical laboratory tests and animal studies performed in accordance with the FDA’s GLP regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;
•	performance of adequate and well‑controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre‑approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with Good Clinical Practices, or GCPs; and

•

FDA review and approval of our BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

A clinical trial involves the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCPs, which includes the requirement that all research patients provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for patients or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—The investigational product is initially introduced into healthy human patients with the target disease or condition. In oncology, clinical Phase 1 trials are normally conducted in patients, who have been exposed to and failed/relapsed on available standard of care therapies. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so‑called Phase 4 studies may be made a condition to approval of our BLA.

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

Once a BLA has been submitted, the FDA’s goal is to review the application within 10 months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life‑threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Rare Pediatric Disease Designation

The Rare Pediatric Disease Priority Review Voucher Program, or the PRV Program, is intended to incentivize pharmaceutical companies to develop drugs for rare pediatric diseases. A company that obtains approval of an IND or a BLA for a designated rare pediatric disease may be eligible for a PRV from the FDA, which may be redeemed to obtain priority review for a subsequent new drug application or BLA by the owner of such PRV. A PRV is fully transferable and can be sold to any company, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately ten months. A drug that receives a RPDD before October 1, 2020 continues to be eligible for a PRV if the drug is approved before October 1, 2022. Extension beyond these dates will require further Congressional action.

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

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti‑bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. No assurance can be given that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted, and is anticipated to enter into force in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on‑going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

To obtain a marketing authorization for a product under European Union regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

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

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, the United Kingdom’s withdrawal from the European Union, or Brexit, could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom.

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

Since its enactment, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Congress may consider other legislation to repeal or replace additional elements of the ACA. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our product candidates, if approved. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third party payors to keep healthcare costs down while expanding individual healthcare benefits.

Employees

As of December 31, 2019, we had 65 full time employees. The members of our management team are employed by both our company and Y‑mAbs Therapeutics A/S, our wholly owned Danish subsidiary. As our development and commercialization plans and strategies develop, we intend to continue adding a number of additional managerial, operational, sales, marketing, financial, and other personnel. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A.RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, and in our other filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. Our net losses were $43.3 million for the year ended December 31, 2018 and $81.0 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $165.9 million We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our secondary public offering in November 2019. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in pivotal clinical trials, no assurance can be given that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We have no product candidates approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we receive regulatory approval for the commercial sale of a product candidate. No assurance can be given that we will ever receive regulatory approval for any of our product candidates. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment.   We also entered into a Sponsored Research Agreement, or the CD33 SRA, in connection with the MSK CD33 License, pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. We entered into a Manufacturing Agreement with MSK’s RMIP pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with our Phase 2 trial, Study 101. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single digit royalty payments to MSK. These payments could be significant and in order to satisfy our obligations to MSK, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

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

As of December 31, 2019, we had cash and cash equivalents of approximately $207.1 million. We believe that our cash and cash equivalents will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates and may need to raise additional funds earlier if we choose to expand more rapidly than we presently anticipate.

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

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenues from the sale of our product candidates, we expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, limiting our ability to conduct licensing transactions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Management performed its initial assessment of the effectiveness of internal control over financial reporting. This assessment included disclosures of material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are in the very early stages of the costly and challenging process of planning and executing the activities necessary to remediate the material weaknesses identified in our assessment.

In connection with the audit of our financial statements for the years ended December 31, 2018 and 2019, it was determined that we lack a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to: (a) design and maintain formal accounting policies, procedures and controls over the fair presentation of our financial statements; (b) analyze, record and disclose complex accounting matters timely and accurately, including share based compensation arrangements and accounting for license arrangements; and (c) design and maintain controls over the preparation and review of account reconciliations, journal entries and financial statements, including maintaining appropriate segregation of duties.

Each of these control deficiencies could result in a misstatement of these accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, it was determined that these control deficiencies constitute material weaknesses.

We have commenced addressing the material weaknesses identified above by hiring additional finance and accounting professionals in 2018 and 2019 with the plan to help mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to financial reporting, financial processes and procedures and internal control procedures and we are evaluating the implementation of additional procedures to address these material weaknesses. We are in the process of designing and testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner. Additionally, if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. If we are unable to remediate the material weaknesses, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. No assurance can be given that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act, as we expect to take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of any year before that time, we would cease to be an “emerging growth company” as of December 31 of that year. At such time, our independent registered public accounting firm may issue a report on internal control over financial reporting that is adverse in the event our controls are determined to not be effectively designed, implemented or operating. Our remediation efforts may not enable us to avoid material weaknesses in our internal control over financial reporting in the future.

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

No assurance can be given that any clinical studies will be conducted as planned or completed on schedule, if at all. In addition, we cannot be sure that we will be able to submit INDs for any of our product candidates in the future and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these clinical studies begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful.

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

In October 2017, the FDA issued a partial clinical hold on the IND application for naxitamab. A partial clinical hold, as opposed to a full clinical hold, is a delay or suspension of only a specific part of the clinical work requested under the IND, which allows otherwise unaffected parts of the clinical work to proceed under the IND. The FDA stated that the proposed acceptance criterion for the ADCC-CD16, ADCC-CD32, and CDC assays were too wide to provide sufficient control over these attributes, which are critical for safety and efficacy. ADCC and CDC refer to antibody dependent cell-mediated cytotoxicity and complement dependent cytotoxicity, respectively. We submitted a response to the FDA in March 2018, and met with the FDA in April 2018. Subsequently, we submitted a complete response to the partial clinical hold to the FDA in May 2018 and the partial clinical hold was removed in June 2018. One or more clinical trials of our lead product candidates may be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our lead product candidates.

In addition, we have initiated Study 201 and Study 101 and such studies form the primary basis for our submitted and planned BLAs, to establish comparability of study population and pharmacokinetics analysis with Study 12-230 and Study 03-133, respectively, and to satisfy the confirmatory study and post-marketing requirements by the FDA. If the results of these studies fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in, or otherwise adversely affect, such clinical trials, including the timing of submission of  our BLA, or completing submission of our BLA if such submission is made on a rolling basis.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other pivotal trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or conclude that we do not have adequate manufacturing controls or quality systems. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal clinical trial that has the potential to result in approval by the FDA or another regulatory authority. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. Even if we receive approval to market our product candidates from the FDA, the EMA, or other regulatory bodies, whether for the treatment of cancers or other diseases, no assurance can be given you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

We currently have only a limited marketing and sales organization and have only limited experience in marketing products. We may not be successful in commercializing our product candidates if and when they are approved unless we are able to expand sales and marketing capabilities or enter into agreements with third parties to sell and market such approved products.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7‑H3. United Therapeutics Corporation has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States and has announced plans to seek a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with R/R NB. United Therapeutics Corporation has also announced that it is developing a humanized GD2 antibody. In addition, naxitamab may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high‑risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in 2020 in R/R NB. In January 2020, EUSA and BeiGene Ltd., announced an exclusive collaboration to commercialize Qarziba® in mainland China.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. The use of Iodine-131, Iodine-124 and Lutetium-177-labeled antibody treatments involves the inherent risk of exposure from beta ray emissions, which can alter or harm healthy cells in the body. We and such third parties are subject to federal, state, and local laws and regulations in the United States and Europe governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

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

We face risks related to COVID-19 and other health epidemics and other outbreaks, which could significantly disrupt our operations and have a material impact on our financial position.

Our business could be adversely impacted by the effects of the Coronavirus Disease 2019, or COVID-19, which surfaced in Wuhan, China, or other epidemics to the extent that COVID-19 or any other epidemic harms the economy in general. The duration of such business disruption, reduced ability to develop or commercialize our lead compounds and related financial impact cannot be reasonably estimated at this time and could have a material impact on our financial position.

The extent to which health emergencies, the spread of infectious disease such as COVID-19 or any other epidemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others.

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

We will rely on third parties to conduct our clinical trials under agreements with MSK, universities, medical institutions, CROs, strategic partners, and others. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional non-clinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We are and will continue to rely in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of the IND filings and our ability to conduct future planned clinical trials.

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

Our product candidates are biologics and the process of manufacturing them is complex, highly-regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Our manufacturing process may be susceptible to product loss or failure due to interruptions in the manufacturing process variability in product characteristics, quality control, contamination, equipment or reagent failure, improper installation or operation of equipment, product testing, vendor or operator error, availability of qualified personnel, logistics and shipping as well as compliance with strictly enforced federal, state and foreign regulations. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. No assurance can be given that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

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

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with pediatric R/R NB, but the FDA may not agree. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval.

We have not previously completed a submission of a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

•	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
•	recruiting suitable patients to participate in a trial in a timely manner;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
•	addressing any patient safety concerns that arise during the course of a trial;
•	addressing any conflicts with new or existing laws or regulations;
•	adding new clinical trial sites; or
•	manufacturing qualified materials under cGMPs for use in clinical trials.

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

The FDA may refuse to accept an accelerated approval pathway for naxitamab and omburtamab and may refuse rolling review of our BLAs which could have a material adverse impact on our development and approval process for these product candidates and our other product candidates.

We have not previously completed the submission of a BLA to the FDA or comparable foreign authorities for any of our product candidates. We submitted the first portions of our BLA for naxitamab for the treatment of patients with relapsed/refractory high-risk NB to the FDA in November 2019 under the FDA’s rolling review process.  We believe that this rolling BLA submission process will provide us with the opportunity for ongoing communications with and feedback from the FDA. During the rolling submission process, however, the FDA may raise issues and pose questions to us that may delay the completion of our BLA submission and thereby potentially also delay the approval process and delay the acceptance of the complete BLA for filing and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we planned. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely file our BLA and ultimately receive a Marketing Authorization for naxitamab. In addition, irrespective of the alignment we reached with the FDA in our pre-BLA meeting, the FDA retains discretion to decide not to review the portions of our BLA for naxitamab we have already submitted until the submission is deemed to be complete and no assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

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

Additionally, on January 31, 2020 the United Kingdom withdrew from and ceased to be part of the European Union, commonly referred to as Brexit. Currently, the European Union and the United Kingdom have reached a withdrawal agreement which sets out a transition period lasting until December 31, 2020 to allow negotiations for a long term trade deal between the European Union and the United Kingdom. It is uncertain whether a long term trade agreement will be ented into without delays or at all. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval and/or sale of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.

Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

We may seek BTD, for one or more of our product candidates. We may not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

BTD is intended to expedite the development and review of products that treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

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

Our product candidates may not be able to obtain Orphan Drug Designation or Rare Pediatric Disease Designation (RPDD) or obtain or maintain orphan drug exclusivity. Absent Congressional action, we will not be eligible to receive PRVs in the event that our product candidates are not approved before October 1, 2022.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In February 2017, the European Commission granted OMPD to omburtamab for the treatment of NB. In 2013, the FDA granted ODD to naxitamab for the treatment of NB. In November 2018, the European Commission granted OMPD for naxitamab for the treatment of NB.

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

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of a BLA for a rare pediatric disease may be eligible for a PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The terms of the MSK License provide that MSK is entitled to receive 40-50% of any income generated from the sale of first such PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. Additionally, the terms of the MSK CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. Additionally, the terms of the GD2-GD3 Vaccine License provide that MabVax Therapeutics is entitled to receive 20% of any income generated from the sale of any PRV. The 21st Century Cures Act among other initiatives, reauthorized the PRV Program such that a drug that receives RPDD before October 1, 2020, will continue to be eligible for a PRV if the drug is approved by the FDA before October 1, 2022.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, or ACA, substantially changed the way healthcare is financed by both governmental and private insurers. The provisions of the Affordable Care Act of potential importance to our product candidates are the following:

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

We currently have operations in the United States and Denmark and we maintain relationships with CMOs in other parts of Europe as well as in the United States for the manufacture of our product candidates. If we further expand our operations outside of the United States, we must comply with numerous laws and regulations in each new jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. No assurance can be given that our compliance policies and procedures are or will be sufficient or that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates or products may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may not own, or may have to share, the intellectual property rights obtained in collaboration with any other party, or intellectual property rights obtained relating to improvements of in-licensed products or processes.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and in-licensed patent applications and the enforcement or defense of the issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our own as well as our in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, and may result in a patent not being issued. We may become involved in opposition, interference, derivation, post grant review, inter partes review, ex-parte re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates are expected to expire on various dates from 2021 through 2035, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2021 through 2038, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents. Similar considerations pertain to patents granted outside of the United States, for which the validity, enforceability and/or scope of protection may be influenced by changing national and/or international legal principles.

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

Failure to secure trademark registrations could adversely affect our business.

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

We are highly dependent on the members of our executive management as well as the other principal members of our management and scientific teams. Our agreements with any of them do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of December 31, 2019, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 55.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management or members of our board of directors.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $15.17 per share and as high as $36.29 per share through March 10, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

We are an “emerging growth company” as defined in the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700.0 million or we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document, evaluate and test our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 39,756,694 shares of common stock outstanding as of March 10, 2020. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 and 5,134,750 shares sold in our secondary public offering in 2019 are freely tradable, without restriction, in the public market. As of March 10, 2020 holders of approximately 2,950,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

We may issue additional shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

On March 10, 2020, the last reported sale price for our common stock on the NASDAQ Global Select Market was $25.25 per share.

Holders of Our Common Stock

As of March 10, 2020 there were 38 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities that were not registered under the Securities Act:

• On August 20, 2019, we issued 400,000 shares pursuant to stock grant agreements entered into in August 2015 with a physician who was involved in the development of technology licensed from MSK in consideration for his prior services.

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

Use of Proceeds

On September 25, 2018, we completed the initial public offering of our common stock, or IPO pursuant to which we issued and sold 6,900,000 shares of our common stock at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our initial public offering of $110.4 million, or aggregate net proceeds of approximately $99.8 million after deducting underwriting discounts and commissions and offering expenses. Merrill Lynch, Pierce Fenner & Smith Incorporated and Cowen and Company, LLC acted as joint book-running managers for the initial public offering. Canacord Genuity LLC acted as lead manager and BTIG LLC acted as co-manager for the initial public offering.

On November 1, 2019, we completed a secondary public offering of our common stock pursuant to which we issued and sold 5,134,750 shares of our common stock at a price to the public of $28.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering of $143.8 million, or aggregate net proceeds of approximately $134.7 million after deducting underwriting discounts and commissions and offering expenses. Morgan Stanley. J.P. Morgan and BofA Securities acted as joint book-running managers for the secondary public offering. Wedbush PacGrow and H.C. Wainwright & Co. acted as co-managers for the secondary public offering.

None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and we have not used any of the net proceeds from the public offerings to make payments, directly or indirectly, to any such persons.

We have invested the net proceeds from the public offerings in cash and cash equivalents. There has been no material change in our planned use of proceeds as described in our final prospectus filed pursuant to Rule 424(b)(5) under the Securities Act with the SEC on October 31, 2019.

As of December 31, 2019, we had cash and cash equivalents of $207.1 million, and we have not used any of the net proceeds from our secondary public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.          SELECTED FINANCIAL DATA.

The following tables set forth our selected consolidated financial data for the period indicated. We have derived the consolidated statements of operations data for the years ended December 31, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2019 and December 31, 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected financial data for the year ended December 31, 2017 from audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results that should be expected for any future period. You should read the following selected consolidated financial data together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	63,492	34,269	14,307
General and administrative	19,512	8,961	4,937
Total operating expenses	83,004	43,230	19,244
Loss from operations	(83,004)	(43,230)	(19,244)
Interest and other income (expense)	1,976	(44)	83
Net loss	$(81,028)	$(43,274)	$(19,161)
Net loss attributable to common stockholders	$(81,028)	$(43,274)	$(19,161)
Net loss per share attributable to common stockholders—basic and diluted(1)	$(2.30)	$(1.50)	$(0.99)
Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders—basic and diluted(1)	35,183,488	28,772,384	19,397,506

(1)

See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate the historical basic and diluted net loss per common share and the weighted average number of shares used in the computation of the per share amounts.

	December 31,	December 31,	December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$207,136	$147,840	$90,483
Working capital(1)	198,369	142,409	83,430
Total assets	216,366	151,924	92,127
Total liabilities	17,463	11,397	9,975
Accumulated deficit	(165,863)	(84,835)	(41,561)
Total stockholders’ equity	198,903	140,527	82,152

(1)	We define working capital as current assets less current liabilities.

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

In November 2019, we submitted the initial portion of our BLA for naxitamab to the FDA under the FDA’s rolling review process with a goal of receiving approval by the FDA in 2020. We also expect to submit a BLA for omburtamab via a rolling submission in May 2020 with the goal of receiving approval by the FDA in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs. Additionally, we have two omburtamab follow‑on product candidates in pre‑clinical development, 177Lu-omburtamab and huB7‑H3, a humanized version of omburtamab, each targeting indications with large adult patient populations. In addition, we have initiated a Phase 1 trial with our huGD2 BsAb product candidate for the treatment of refractory GD2 positive adult and pediatric solid tumors, thereby addressing large patient populations. We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. We believe our BsAbs have the potential to result in improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing of tumor cells without the need for continuous infusion. Our GD2-GD3 Vaccine for the treatment of high-risk NB patients in remission is being tested in a Phase 2 trial. Our mission is to become the world leader in developing better and safer antibody‑based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds of our initial public offering and proceeds from our secondary public offering. Most recently, on November 1, 2019, we completed our secondary public offering of 5,134,750 shares of our common stock, at a price of $28.00 per share, which includes the exercise in full of the underwriters’ option to purchase 669,750 additional shares of common stock.  The aggregate gross proceeds to us, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $143.8 million.

We have received aggregate gross proceeds of $373.8 million through December 31, 2019 from the sale and issuance of our common stock.

As of December 31, 2019, we had an accumulated deficit of $165.9 million. Our net losses were $81.0 million for the year ended December 31, 2019 and $43.3 million for the year ended December 31, 2018. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

We believe that our cash on hand will be sufficient to fund our operations through the fourth quarter of 2022. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. Although no assurance can be given, our goal is to complete the submission of our BLA for our lead product candidate, naxitamab for the treatment of pediatric R/R high‑risk NB, by the end of the first quarter 2020 and our BLA for our second lead product candidate omburtamab for the treatment of CNS/LM from NB in May 2020. We currently use CROs and CMOs to carry out our pre‑clinical and clinical development activities.

Pursuant to the MSK License, we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we have committed to funding scientific research through 2020 at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we will owe MSK customary royalties on commercial sales of our approved products, including a fixed minimum royalty starting in 2020 whether or not product sales are ever achieved. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our MDSA, and two separate CFSAs. Also under our MCTA with MSK, we will provide drug product and funding for certain clinical trials at MSK. These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of these agreements, see the section herein entitled “Business—Intellectual Property—MSK Agreements.”

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so until the end of 2020. We expect that we will experience increasing losses as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our ability to generate revenue for each product candidate for which we receive regulatory approval, if any, will depend on numerous factors, including reimbursement coverage, competition, commercial manufacturing capability and market acceptance of such approved products.

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

•	upfront, milestone and other non-revenue related payments due under our third‑party licensing agreements;
•	employee‑related expenses, which include salaries, benefits, travel and stock‑based compensation;
•	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
•	outsourced professional scientific development services; and
•	allocated expenses for utilities and other facility‑related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of naxitamab and omburtamab or any future product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

•	the number of clinical sites included in the trials;
•	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
•	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
•	significant and changing government regulation and regulatory guidance;
•	the performance of our existing and any future collaborators;
•	the number of doses patients receive;

•	the duration of patient follow‑up;
•	the results of our clinical trials and pre‑clinical studies;
•	the establishment of commercial manufacturing capabilities;
•	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
•	the timing of our BLA submissions and their acceptance;
•	the receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA or any non‑U.S. regulatory authority;
•	any requirement by the FDA or any non-US regulatory authority to conduct post market surveillance or safety studies;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the commercialization of approved products.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of shares of common stock prior to becoming a public company and stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

• Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

• Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

• Level 3 — Unobservable inputs for the asset or liability, which include management's own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above.

Income Taxes

We account for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to net operating loss carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We maintain a full valuation allowance on our deferred tax assets based on cumulative historical and expected losses.  If we commercialize our products and achieve profitability, we will consider the continued need for such valuation allowance.

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

Determination of the Fair Value of Common Stock

Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each award grant, with input from management, considering our then most recently completed or ongoing private placement activities and then most recently available third‑party valuation of our common stock. Third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities issued as Compensation. This process resulted in estimated fair value of our common stock of $0.20 per share as of June 6, 2015; $4.38 per share as of May 20, 2016, October 21, 2016 and August 22, 2016; $8.50 per share as of December 14, 2016; $9.35 per share as of September 13, 2017 and December 5, 2017; $11.16 per share as of April 24, 2018; and $13.11 as of July 10, 2018. Prior to our Initial Public Offering, or IPO, in September 2018, in addition to considering the results of such recently completed or ongoing private placements, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date including:

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

Since the closing of our IPO, our board of directors has determined the per share fair value of our common stock based on the closing price of our common stock as reported by the NASDAQ Global Select Market on the date of grant such as $21.97 as of December 11, 2018; $22.33 as of March 5, 2019; $21.45 as of June 12, 2019; $25.01 as of October 3, 2019; and $33.74 as of December 10, 2019.

Stock Options Granted

All options to purchase shares of our common stock are granted with an exercise price per share equal to or greater than the estimated fair value per share of our common stock on the date of grant, based on the information known to us on the date of grant. The following table sets forth by grant date the number of shares of common stock subject to options granted from 2016 to 2019, the per share exercise price of the options, the fair value per share of common stock on each grant date, and the per share estimated fair value of the options:

				Estimated
				Fair Value
	Type of	Number of	Per Share	Per Share on
Grant Date	Award	Shares	Exercise Price	Grant Date
May 20, 2016	Option	220,000	$4.38	$2.66
August 22, 2016	Option	20,000	$4.38	$2.58
October 21, 2016	Option	571,000	$4.38	$2.63
December 14, 2016	Option	48,000	$8.50	$5.26
September 13, 2017	Option	40,000	$9.35	$5.58
December 5, 2017	Option	20,000	$9.35	$5.62
April 24, 2018	Option	520,373	$11.16	$6.42 - $8.09
July 10, 2018	Option	60,000	$13.11	$7.54
December 11, 2018	Option	558,500	$21.97	$12.49 - $12.70
March 5, 2019	Option	20,000	$22.33	$12.88
June 12, 2019	Option	336,000	$21.45	$11.65 - $12.57
October 3, 2019	Option	84,000	$25.01	$14.64
December 10, 2019	Option	208,000	$33.74	$19.44

We expect the amount of share-based compensation expense recognized for stock options to increase in future periods due to the potential increase in the value of our common stock, additional grants to employees in the future and a growing headcount.

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Risk-free interest rate	1.78%	2.89%
Expected term (in years)	6.3	6.3
Expected volatility	60.6%	57.8%
Expected dividend yield	—%	—%

•	Risk‑free interest rate: The risk‑free interest rate assumption is based on the U.S. Treasury instruments whose terms were consistent with the expected option term of our stock options.
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

Results of Operations

Comparison of the Years  Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December  31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$63,492	$34,269	$29,223
General and administrative	19,512	8,961	10,551
Total operating expenses	83,004	43,230	39,774
Loss from operations	(83,004)	(43,230)	(39,774)
Interest and other income (expense)	1,976	(44)	2,020
Net loss	$(81,028)	$(43,274)	$(37,754)

Research and Development Expenses

We do not record our research and development expenses on a program‑by‑program or on a product‑by‑product basis as they primarily relate to personnel, research, manufacturing, license fees, non‑cash expense in connection with equity issuances to strategic partners and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Outsourced manufacturing	$30,478	$13,389
Licensing agreements	75	1,300
Clinical trials	5,870	3,398
Outsourced research and supplies	15,466	10,070
Personnel costs	6,512	3,353
Professional and consulting fees	1,686	1,081
Stock based compensation	1,002	861
Other	2,403	817
	$63,492	$34,269

Research and development expenses increased by $29.2 million, from $34.3 million for the year ended December 31, 2018, to $63.5 million for the year ended December 31, 2019. This was primarily due to a $17.1 million increase in manufacturing services and a $5.4 million increase in outsourced services and supplies, primarily obtained from MSK and CROs for our lead product candidates, naxitamab and omburtamab. Other clinical trial costs increased by $2.5 million for the year ended December 31, 2019. Employee‑related costs including salary, benefits and non‑cash stock‑based compensation for personnel related to our research activities, increased by $3.3 million for the year ended December 31, 2019. Professional and consulting fees increased by $0.6 million for the year ended December 31, 2019.

General and Administrative Expenses

General and administrative expenses increased by $10.5 million from $9.0 million for the year ended December 31, 2018 to $19.5 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to a $5.1 million increase in employee‑related costs, including salary, benefits and non‑cash stock‑based compensation for personnel related to our business activities. Compared with 2018, insurance expenses increased by $1.4 million and commercial expenses increased by $2.8 million in 2019. Commercial expense is for building up the sales and marketing infrastructure for the potential launch of naxitamab and omburtamab.

Interest and Other Income (Expense)

Other Income for the year ended December 31, 2019 increased by $2.0 million from Other Expenses of ($44,000) for the year ended December 31, 2018. Our interest income increased by $2.0 million due to higher average cash balances as a result of our IPO and our secondary public offering.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through December 31, 2019 primarily through gross proceeds from the sale of our common stock of $230.0 million in the years 2015 through 2018 and an additional $143.8 million from the sale of our common stock in 2019. As of December 31, 2019, we had cash and cash equivalents of $207.1 million. We will need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and December 31, 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(73,497)	$(41,229)
Cash used in investing activities	(1,965)	(234)
Cash provided by financing activities	134,704	98,763
Effect of exchange rates on cash, cash equivalents and restricted cash	23	56
Net increase in cash, cash equivalents and restricted cash	$59,265	$57,356

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non‑cash charges and changes in components of working capital.

Net cash used in operating activities was $73.5 million during the year ended December 31, 2019, as compared to $41.2 million during the year ended December 31, 2018. The $32.3 million increase in net cash used in operations was primarily due to an increase in our net loss for the year ended December 31, 2019 of $37.8 million, compared to the year ended December 31, 2018. This increase was primarily due to an increase in our operating expenses in connection with the development of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. Non‑cash expenses included stock‑based compensation to employees and non-employees, which increased by $2.7 million. Adjustments of working capital reflect an increase of $2.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2.0 million for the year ended December 31, 2019, as compared to $0.2 million for the year ended December 31, 2018. The $1.8 million increase in net cash used in investing activities relates to investment in furniture and equipment for our offices and lab facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $134.7 million during the year ended December 31, 2019, as compared to $98.8 million during the year ended December 31, 2018. The cash provided by financing activities was attributable to net proceeds of $134.7 million related to the issuance of common stock in the Company’s secondary public offering in the year ended December 31, 2019, which exceed the $98.8 million net proceeds related to the issuance of common stock in the Company’s IPO in the year ended December 31, 2018.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete clinical development of our lead product candidates, naxitamab and omburtamab, and initiate and advance our BLA submissions for both product candidates. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre‑clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any of our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

We believe that our existing cash and cash equivalents as of December 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

•	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
•	proceeds received, if any, from monetization of any future PRVs;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the costs of operating as a public company.

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

Contractual Obligations and Commitments

Contractual obligations as of December 31, 2019 are related to payments of operating leases for our corporate headquarters in New York, New York, a laboratory space located in Nutley, New Jersey, and our office space in Hørsholm, Denmark. Our obligations and commitments are disclosed in the contractual obligations table below:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years

Operating Lease Commitments	$2,764,000	$749,000	$1,399,000	$539,000	$77,000
Total	$2,764,000	$749,000	$1,399,000	$539,000	$77,000

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

As further described below, under various licensing and related agreements with third parties, we have agreed to make milestone and royalty payments to third parties. We have not included the contingent payment of certain milestones in the table above, where timing is uncertain. In addition, we have other contingent payment obligations, such as royalties or other third party milestones, which are not included in the table above as the amount, timing and likelihood of such payments are not known.

We have entered into two license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License and the MSK CD33 License. Additionally, through the SAAA we have established a direct license with MSK relating to the GD2-GD3 Vaccine.

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales‑related milestones, (ii) pay mid-to-high single‑digit royalties to MSK, on a product‑by‑product and country‑by‑country basis, of a mid‑to‑high single‑digit royalties based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the respective agreements. Total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical, regulatory and sales based milestones potentially due under the MSK License are $2,450,000, $9,000,000 and $20,000,000, respectively. In addition, under the MSK CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. We record milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. Research and development is inherently uncertain and, should such research and development fail, the MSK License and MSK CD33 License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the two license agreements when considering whether any contingent payments, certain of which also contain time‑based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License or the MSK CD33 License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License or the MSK CD33 License with prior written notice to MSK. Total milestones expensed in 2019 under the MSK License were $75,000, all of which related to clinical milestones, which become due either based upon the passage of time or achievement of the related milestone activities. No milestones were expensed in 2019 under the MSK CD33 License. No milestones were expensed in 2018 under the MSK License and the MSK CD33 License.

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and Mabvax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019.

Pursuant to the Mabvax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The essence of the transaction created by the SAAA was for us, in light of the Chapter 11 bankruptcy proceedings affecting MabVax, to preserve the MabVax/MSK License Agreement and the rights granted to us under the MabVax/Y-mAbs Sublicense and for us to create a direct relationship with MSK with respect to the rights covered under the MabVax/Y-mAbs Sublicense. Pursuant to the SAAA, MabVax agreed to assume the MabVax/Y-mAbs Sublicense and the MabVax/Y-mAbs License Agreement pursuant to Section 365 of the Bankruptcy Code and concurrently to assign both of these agreements to MSK. MabVax has also agreed to pay MSK a certain amount to cure all of its existing defaults under the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single digit royalty payments to MSK. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a Priority Review Voucher, or PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a percentage of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Internal Controls and Procedures

We are required, pursuant to Section 404(a) of the Sarbanes Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by management over our internal control over financial reporting. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the JOBS Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Prior to our initial public offering, we were a private company and we are currently finalizing a process for reviewing, documenting and testing our internal control over financial reporting. Certain material weaknesses have been identified in our internal control over financial reporting. See the section herein entitled “Risk Factors”—We have determined that we have material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, because of our status as an emerging growth company, our independent registered public accounting firm is not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.” If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired. If we are unable to remediate these identified material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, or comply with the accounting and reporting requirements applicable to public companies, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We have completed an evaluation of our internal control over financial reporting, as required by Section 404. We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10 K for the first year we are no longer an “emerging growth company.”

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to complete the remediation needed to comply with Section 404. We may not be able to complete our evaluation, testing or any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are designed and operating effectively, which could result in a loss of investor confidence in the accuracy and completeness of our financial reports. This could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of $207.1 million and $147.8 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at December 31, 2019. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day‑to‑day bank accounts. Due to the short‑term nature of such balances, an immediate 100 basis point change in interest rates would not have any effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y‑mAbs Therapeutics A/S, is located. As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents denominated in DKK of $1.1 million and $0.8 million, respectively, and an immediate 2% change in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Y-mAbs Therapeutics, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Y-mAbs Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of net loss and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 12, 2020

We have served as the Company's auditor since 2017.

Y‑MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,136	$147,840
Restricted cash	—	31
Other current assets	4,819	3,661
Total current assets	211,955	151,532
Property and equipment, net	2,052	205
Operating lease right-of-use assets	1,989	—
Other assets	370	187
TOTAL ASSETS	$216,366	$151,924
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$8,520	$5,872
Accrued liabilities	4,550	3,251
Operating lease liabilities, current portion	516	—
Total current liabilities	13,586	9,123
Accrued milestone and royalty payments	1,921	2,050
Operating lease liabilities, long-term portion	1,714	—
Other liabilities	242	224
TOTAL LIABILITIES	17,463	11,397
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at December 31, 2019 and December 31, 2018; none issued at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 39,728,416 and 34,193,666 shares issued at December 31, 2019 and December 31, 2018, respectively	4	3
Additional paid in capital	364,712	225,352
Accumulated other comprehensive income	50	7
Accumulated deficit	(165,863)	(84,835)
TOTAL STOCKHOLDERS’ EQUITY	198,903	140,527
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,366	$151,924

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In thousands, except share and per share data)

	For the year ended December 31,
	2019	2018

OPERATING EXPENSES
Research and development	$63,492	$34,269
General and administrative	19,512	8,961
Total operating expenses	83,004	43,230
Loss from operations	(83,004)	(43,230)
OTHER INCOME/(EXPENSES)
Interest and other income/(expenses)	1,976	(44)
NET LOSS	$(81,028)	$(43,274)
Other comprehensive income
Foreign currency translation	43	175
COMPREHENSIVE LOSS	$(80,985)	$(43,099)
Net loss per share attributable to common stockholders, basic and diluted	$(2.30)	$(1.50)
Weighted average common shares outstanding, basic and diluted	35,183,488	28,772,384

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	(Loss)/Income	Deficit	Equity
Balance December 31, 2017	26,749,666	$3	$123,879	$(169)	$(41,561)	$82,152
Issuance of common stock in initial public offering, net of issuance costs	6,900,000	—	99,507	—	—	99,507
Issuance of common stock to nonemployees	544,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,966	—	—	1,966
Foreign currency translation	—	—	—	176	—	176
Net loss	—	—	—	—	(43,274)	(43,274)
Balance December 31, 2018	34,193,666	3	225,352	7	(84,835)	140,527
Issuance of common stock to investors, net of issuance costs	5,134,750	1	134,703	—	—	134,704
Issuance of common stock to nonemployee	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	4,657	—	—	4,657
Foreign currency translation	—	—	—	43	—	43
Net loss	—	—	—	—	(81,028)	(81,028)
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,028)	$(43,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	29
Stock-based compensation	4,657	1,966
Foreign currency transactions	43	97
Changes in assets and liabilities:
Other current assets	(1,158)	(2,821)
Other assets	(182)	(187)
Accounts payable	2,617	1,261
Accrued liabilities and other	1,388	1,700
NET CASH USED IN OPERATING ACTIVITIES	(73,497)	(41,229)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,965)	(234)
NET CASH USED IN INVESTING ACTIVITIES	(1,965)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	134,704	99,765
Payment of offering costs for private placement	—	(1,002)
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,704	98,763
Effect of exchange rates on cash, cash equivalents and restricted cash	23	56
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59,265	57,356
Cash, cash equivalents and restricted cash at the beginning of period	147,871	90,515
Cash, cash equivalents and restricted cash at the end of period	$207,136	$147,871

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	49	—
Right-of-use assets obtained in exchange for lease obligations	$901	$—

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

NOTE 2—BASIS OF PRESENTATION

The Company has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; and dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance‑reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced positive financing cash flows due to public offering of 5,134,750 shares of our common stock in November 2019 and had an accumulated deficit of $165.9 million as of December 31, 2019 and $84.8 million as of December 31, 2018. Through December 31, 2019, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering, or IPO, in September 2018, and secondary public offering in November 2019. As of December 31, 2019, the Company had cash and cash equivalents of $207.1 million, and as of December 31, 2018 the Company had cash and cash equivalents of $147.8 million. As of the issuance date of the annual financial statements for the year ended December 31, 2019, the Company expects that its cash and cash equivalents at December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of shares of common stock prior to becoming a public company and stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents.  All cash and cash equivalents are held in highly rated securities including a Treasury money market fund which is unrestricted as to withdrawal or use.  To date, the Company has not experienced any losses on its cash and cash equivalents.  The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature.  We maintain cash balances in excess of insured limits.  We do not anticipate any losses with respect to such cash balances.

Restricted cash represents a bank account with funds to cover the Company’s corporate credit card availability.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

• Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

• Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

• Level 3 — Unobservable inputs for the asset or liability, which include management's own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

Cash equivalents held in money market funds are valued using other significant observable inputs, which represent a Level 2 measurement within the fair value hierarchy. The Company has no other cash equivalents and there were no money market funds held as of December 31, 2018.

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$197,879	$—	$197,879
	$—	$197,879	$—	$197,879

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight‑line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of life of lease or 15 years

Depreciation and amortization expense on property and equipment was $166,000 and $29,000 for the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to net operating loss carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We maintain a full valuation allowance on our deferred tax assets based on cumulative historical and expected losses.  If we commercialize our products and achieve profitability, we will consider the continued need for such valuation allowance.

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

In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low‑Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2019 as a result of GILTI.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses, the payments to third parties for manufacturing and clinical research organizations and additional product development, and consumables and other materials used in research and development. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from the Company’s estimates. The Company is obligated to make certain milestone and royalty payments in accordance with the contractual terms of its license agreement with MSK based upon the resolution of certain contingencies. The Company records the milestone and royalty payment when the achievement of the milestone or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable. Research and development costs were $63.5 million and $34.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Following the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option pricing model. Prior to September 2018, the Company historically was a private company and lacks sufficient company‑specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of a group of publicly‑traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The expected term of stock options granted to non‑employees is equal to the contractual term of the option award. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Stock-based compensation costs were $4.7 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

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

Foreign Currency

The financial statements of our Danish subsidiary with a functional currency other than the U.S. dollar are translated into U.S. dollars using period‑end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates during the period for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense, and totaled $(43,000) and $(97,000) for the years ended December 31, 2019 and 2018, respectively.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016‑02 (“ASU 2016‑02”), Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016‑02, lessees will be required to recognize for most leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right‑to‑use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Topic 842 was subsequently amended by ASU 2017-13, Revenue and Leases: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments; ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements and ASU No. 2018-20, Narrow Scope Improvements for Lessors.

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

Upon adoption of the new leasing standards, the Company recognized a lease liability of $1.8 million and a related right-of-use asset of $1.5 million with the difference being due to the elimination of previously reported deferred rent. The Company subsequently entered into two new lease agreements during the three months ended March 31, 2019, and recognized an incremental lease liability and related right-of-use asset of $0.9 million. Please refer to lease footnotes at Note 6 License Agreement And Commitments.

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

NOTE 4—NET LOSS PER SHARE

Basic net loss per share (“EPS”) is calculated by dividing net loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and restricted stock units. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

	For the year ended December 31,
	2019	2018

	(in thousands, except share and per share amounts)
Net loss (numerator)	$(81,028)	$(43,274)
Weighted-average shares (denominator)	35,183,488	28,772,384
Basic and diluted net loss per share	$(2.30)	$(1.50)

Potentially dilutive securities outstanding as of December 31, 2019 and 2018 relate to stock options outstanding of 4,005,873 and 3,357,873 shares, respectively.

NOTE 5—ACCRUED LIABILITIES

Accrued short‑term liabilities are as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)

Accrued milestone and royalty payments	$354	$1,475
Accrued clinical costs	1,584	63
Accrued compensation and board fees	1,475	1,144
Accrued rent	—	44
Accrued manufacturing costs	760	—
Other	377	525
Total	$4,550	$3,251

NOTE 6—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into two license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License and the CD33 License Agreement. Additionally, through a Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement ( “SAAA”) with MabVax and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed in 2018 from MabVax.  These license agreements with MSK grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK. Certain of the payments are contingent milestone and royalty payments, the terms of which are further described below. Amounts disclosed in footnote 5 for accrued milestone and royalty payments are inclusive of obligations under the MSK License and CD33 License Agreement, collectively.

MSK License Agreement

On August 20, 2015, we entered into the MSK License Agreement that grants us a worldwide, sublicensable license to MSK’s rights to certain patent rights and intellectual property rights to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments.

The patents and patent applications covered by this agreement are directed, in part, to naxitamab, an anti-GD2 antibody, and omburtamab, which is an anti B3‑H7 antibody, as well as affinity matured versions of certain antibodies and certain single chain variable fragments (Fv) constructs, and their use for immunotherapy, targeting the treatment of oncology indications. Upon entering into the MSK License Agreement in 2015 and in exchange for the licenses, we paid MSK an upfront payment, issued 1,428,500 shares of our common stock to MSK and provided certain anti‑dilution rights to MSK. In addition, we are required to pay to MSK certain royalty and milestone payments. We expensed the upfront payment and the issuance of shares to MSK in 2015. We also recorded expense related to common stock issued related to certain anti‑dilution rights held by MSK.

The MSK License Agreement requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. The Company expensed the total minimum royalty payments of $1,200,000 in 2016. As of December 31, 2019, $29,000 was recorded as short-term accrued liabilities and $1,171,000 was recorded as long‑term accrued liabilities.  As of December 31, 2018, the $1,200,000 was recorded as long‑term accrued liabilities. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones, totaling $20,000,000, that become due should the Company achieve certain amounts of sales of licensed products. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments received from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

Milestones of $75,000 were expensed in the twelve months ended December 31, 2019. The Company expensed none during the twelve months ended December 31, 2018. We paid $725,000 under this arrangement in 2019. As of December 31, 2019, $225,000 of accrued milestone obligations were recorded in accrued short‑term liabilities and $300,000 was recorded within accrued long‑term liabilities. As of December 31, 2018, $875,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within accrued long term liabilities. These clinical milestone-related charges were recorded as research and development expense upon determination that payment was probable after satisfying the financing requirements described herein.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory‑based milestone payments, certain of which also contain time‑based payment requirements, were probable. Such regulatory‑based obligations were determined not to be probable as of December 31, 2019 and 2018, and therefore have not been accrued.

CD33 License Agreement

On November 13, 2017, we entered into an exclusive license agreement for MSK rights in connection with certain CD33 antibodies, which we refer to as the CD33 License Agreement. The CD33 License Agreement obligates us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000 over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, and commencing on the tenth anniversary of the CD33 License Agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the agreement. We were also obligated to pay MSK certain fees under a sponsored research agreement under the CD33 License Agreement during the years 2017 through 2019. In addition, milestone payments become due upon achievement of the related clinical, regulatory or sales‑based milestones defined in the CD33 License Agreement. Certain of these payments become due at the earlier of completion of the related milestone activity or the date indicated in the CD33 License Agreement. Total potential clinical and regulatory milestones potentially due under the CD33 License Agreement are $1,050,000. There are also sales‑based milestones that become due should the Company achieve certain amounts of sales of licensed products, with total sales‑based milestones potentially due of $7,500,000. The Company may terminate the CD33 License Agreement with prior written notice to MSK. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments received from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the CD33 License Agreement.

In 2017, the total milestone obligations expensed under the CD33 License Agreement with MSK was $550,000, all of which related to clinical milestones. Such clinical milestone obligations become due either based upon the passage of time or achievement of the related milestone activities. None of these clinical milestone obligations were paid in 2018 or 2019. A total of $450,000 was recorded as accrued long‑term liabilities and $100,000 as accrued short-term liabilities as of December 31, 2019, and the total amount $550,000 was recorded as accrued long-term liabilities as of December 31, 2018. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory‑based milestone payments and minimum royalty payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of December 31, 2019 and December 31, 2018 and therefore have not been accrued.

MabVax Sublicense Agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know‑how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a GD2-GD3 Vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company has paid license fee of $1,300,000 to MabVax. The initial license fee of $700,000 was expensed and paid in 2018 and the continuation fee of $600,000 was accrued in 2018, and paid in 2019. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 and mid single digit royalty payments to MSK.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On December 2, 2019, we entered into the SAAA to preserve the License Agreement and the rights granted to us under the Sublicense Agreement and to create a direct relationship between MSK and us with respect to the rights covered under the Sublicense Agreement. Research and development is inherently uncertain and as described above, should such research and development fail, the SAAA is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the SAAA when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the SAAA, such obligations were determined not to be probable as of December 31, 2019 and therefore have not been accrued.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know‑how included in the MSK License

Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and a CD33 sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. During 2019 and 2018, we incurred research and development expenses of $6.8 million and $5.8 million, respectively, under these agreements.

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

Total operating lease costs were $676,000 and $394,000 for the year ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the expenses were recorded as $493,000 in research and development expense and $183,000 in general and administrative expense. During year ended December 31, 2018, the expenses $394,000 were all recorded in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for year ended December 31, 2019 was $606,000, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at December 31, 2019 were as follows (in thousands):

Operating Leases
at December 31, 2019
2020	$749
2021	753
2022	646
2023	539
Thereafter	77
Total lease payments	2,764
Less: Imputed interest	(534)
Total operating lease liabilities at December 31, 2019	$2,230

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

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the weighted average remaining lease term is 3.83 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2019 and 2018, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are to be common stock, par value $0.0001 per stock, and 5,500,000 of which are to preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company has issued 39,728,416 shares of its common stock as of December 31, 2019 and 34,193,666 shares of its common stock as of December 31, 2018.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of December 31, 2019 or December 31, 2018.

Stock grant agreements with non‑employees

In August 2015, we entered into certain stock grant agreements with non‑employees of the Company. We agreed to issue a total of 2,800,000 shares of common stock to two non‑employee physicians who were involved in the development of technology licensed from MSK in consideration for their prior service. These two physicians were employees of MSK on the date of grant. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018 a total of 544,000 shares were issued to the two researchers, whereby one of the two grants were fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares are to be issued in 2020, subject to certain conditions, such that the total grant will have been issued. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

In April 2018, the Company granted 72,373 common stock options to a non‑employee physician employed by MSK under our 2015 Equity Incentive Plan (the 2015 Plan). The options become exercisable over a four‑year period, with the first twenty‑five percent (25%) exercisable twelve months from the date of grant and the remainder becoming exercisable ratably each month over the three years thereafter. The contractual term of the option award is 10 years from the date of grant. The total award was expensed at its estimated fair value in April 2018, as no future service was required by the non‑employee to continue to vest in the option grant. The shares will become immediately exercisable upon the occurrence of a change in control, as defined in the 2015 Plan as further described in footnote 8, Stock Options.

Issuance of common stock

In November 2019, we completed a secondary public offering and issued 5,134,750 shares of Common Stock at a purchase price of $28.00 per share for an aggregate consideration of $134,704,000, net of issuance costs of $9,100,000.

In September 2018, we completed an initial public offering and issued 6,900,000 shares of Common Stock at a purchase price of $16.00 per share for an aggregate consideration of $99,507,000, net of issuance costs of $10,900,000.

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

Stock Option Valuation and Restricted Stock Units

During the years ended December 31, 2019 and 2018, stock‑based compensation expenses for stock option grants were $4,581,000 and $1,381,000, respectively, for options granted to employees. During 2019 the expenses were recorded as $933,000 in research and development expense and $3,647,000 in general and administrative expense. During 2018 the expenses were recorded as $276,000 in research and development expense and $1,105,000 in general and administrative expense. Other than $4,581,000 stock option compensation in 2019, another $76,000 restricted stock units, $69,000 in research and development expense and $7,000 in general and administrative expense were recorded in 2019. The total stock based compensation was $4,657,000 in 2019 and $1,381,000 in 2018, respectively.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Risk-free interest rate	1.78%	2.89%
Expected term (in years)	6.3	6.3
Expected volatility	60.6%	57.8%
Expected dividend yield	—%	—%

The assumptions that the Company used to determine the fair value of the stock options granted to non‑employees in 2018 were as follows, presented on a weighted average basis:

Year Ended
December 31, 2018

Risk-free interest rate	3.00%
Expected term (in years)	10.0
Expected volatility	62.7%
Expected dividend yield	—%

There were no stock options granted to non-employees in 2019.

The Company recognizes compensation expense for only the portion of awards that vest.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2018	3,357,873	$7.74	$43,224	7.90
Granted	648,000	$25.88
Outstanding and expected to vest at December 31, 2019	4,005,873	$10.67	$82,944	7.34
Exercisable at December 31, 2019	2,495,433	$5.31	$64,738	6.41

The weighted average grant‑date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $14.92 and $9.58 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2019 and 2018, we had $15,942,000 and $10,848,000, respectively, of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.72 years in 2019 and 2.82 years in 2018.

Restricted Stock Unit Activity

During the year ended December 31, 2019, stock-based compensation for restricted stock unit grants was $76,000. Of this expense $76,000, $69,000 were recorded in research and development expense and $7,000 in general and administrative expense. There was no stock based compensation for restricted stock units during the year ended December 31, 2018.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2018	—
Granted	10,296
Outstanding and expected to vest at December 31, 2019	10,296

The weighted average fair value of restricted stock units granted during the year ended December 31, 2019 was $23.11. As of December 31, 2019, we had $163,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.05 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company and under the MSK License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $6,832,000 and $5,761,000 in the years ended December 31, 2019 and 2018, respectively, for milestones, minimum royalties, research and development costs and patent activities. Please refer to footnote 6 for additional details on our various agreements with MSK. As of December 31, 2019 and 2018, we had a total of $4,171,000 and $4,475,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

In July 2016, the Company entered into an agreement of lease with a shareholder of the Company, Weco Group, in connection with the Company’s subsidiary in Denmark. The lease payable thereunder was approximately $4,000 per month and, as the lease could be terminated with three months’ notice, any future rent commitment thereunder will amount to approximately $12,000. The lease terminated in March 2018, when the Company moved to a new third‑party lease. In addition, the Company has reimbursed Weco Group for certain administrative expenses. No expenses were reimbursed during 2019, and for 2018, the total expenses, including rent, equaled $44,000.

NOTE 10—INCOME TAXES

Domestic and foreign loss before income taxes are as follows:

	For The	For The
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
	(thousands)	(thousands)
United States	$(80,598)	$(42,456)
Foreign	(430)	(818)
Total	$(81,028)	$(43,274)

The Company provided no current and deferred income tax benefits on net losses of $(81,028,000) and $(43,274,000) for years ended December 31, 2019 and 2018, respectively, and maintains a full valuation allowance against its net deferred tax assets.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% for tax years ended December 31, 2019 and December 31, 2018, respectively, and income taxes provided are set forth below:

	December 31, 2019	December 31, 2018
	(thousands)	(thousands)
Taxes on income at U.S. federal statutory rate	$(17,016)	$(9,127)
State and local taxes, net of federal tax effects	(11,022)	(5,778)
Effect of rate change	(22)	(9)
Foreign tax rate differential	(4)	(8)
Valuation allowance	33,984	16,376
Tax credits	(5,924)	(1,431)
Other	4	(23)
Total	—	—

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows:

	December 31, 2019	December 31, 2018
	(thousands)	(thousands)
Deferred tax assets/(liabilities):
Acquired intangibles	$2,504	$2,682
Accrued bonus	153	—
Unrealized foreign exchange loss	(261)	(163)
Accrued royalty	415	415
Stock based compensation	2,594	981
Net operating loss carryforwards	51,649	25,285
Tax credit carryforwards	8,412	2,789
ROU asset	(625)	—
Lease liability	711	—
Other	(63)	78
Total deferred tax assets/(liabilities)	65,489	32,067
Valuation allowance	(65,489)	(32,067)
Net deferred tax assets/(liabilities)	—	—

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of December 31, 2019, and 2018, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for the years 2018, 2017 and 2016 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

The Company maintains a full valuation allowance on its U.S. and foreign deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more‑likely‑than‑not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses historically and in recent years and its forecasted losses in the near‑term as significant negative evidence. Based upon review of available positive and negative evidence, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. and foreign deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance as needed.

As of December 31, 2019, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $147,839,000 and $148,608,000, respectively, which are available to reduce future taxable income. The Company also had approximately $148,608,000 of unused NOL carryforwards for New York City purposes. The Company also had U.S. federal tax credits of $8,412,000 as of December 31, 2019, which may be used to offset future tax liabilities. The federal NOL carryforwards of approximately $29,909,000 will expire through 2037. The federal NOL of approximately $117,930,000 can be carried forward indefinitely but limited to offset 80% of taxable income. The New York State and New York City NOL and tax credit carryforwards will begin to expire in 2035. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company has performed an analysis of its Section 382 ownership changes through December 31, 2018. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382. The Company also has Danish NOL carryforwards of $1,540,000, which have an indefinite carryforward period.

NOTE 11—OTHER BENEFITS

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. Contributions from our Danish subsidiary were immaterial during the years ended December 31, 2019 and 2018. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

On October 1, 2018, the Company adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the years ended December 31, 2019 and December 31, 2018.

NOTE 12—QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands, except per share amounts)	2019
	March 31	June 30	September 30	December 31

Loss from operations	$(16,253)	$(18,634)	$(24,359)	$(23,758)
Net loss	(15,934)	(18,036)	(23,922)	(23,136)
Net loss per share - basic and diluted	$(0.47)	$(0.53)	$(0.70)	$(0.60)

	2018
	March 31	June 30	September 30	December 31

Loss from operations	$(7,479)	$(10,258)	$(11,415)	$(14,078)
Net loss	(7,483)	(10,305)	(11,426)	(14,060)
Net loss per share - basic and diluted	$(0.28)	$(0.38)	$(0.42)	$(0.42)

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019, due to material weaknesses in our internal control over financial reporting.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Exemption from Independent Registered Public Accounting Firm’s Attestation Report on Internal Control over Financial Reporting for the Fiscal Year Ended December 31, 2019.

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” if we take advantage of the exemptions contained in the JOBS Act.

Management’s Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of 2019 (the period covered by this report) based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective due to the following material weaknesses:

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

Each of these control deficiencies did not result in material misstatements of the consolidated financial statements; however, each of the material weaknesses described above, could result in a misstatement of these accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, it was determined that these control deficiencies constitute material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to design, implement and test the processes and controls to remediate the identified deficiencies needed to comply with Section 404.  We have commenced addressing the material weaknesses identified above by hiring additional finance and accounting professionals in 2018 and 2019 with the plan to mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to financial reporting, financial processes and internal control procedures and we are evaluating the implementation of additional procedures to address these material weaknesses. We are in the process of designing and testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner.

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

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders.

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

ITEM 16.        FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.

3.3	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Form S-1 filed August 24, 2018).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Form S-1 filed August 24, 2018).

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed September 7, 2018).

4.2	Registration Rights Agreement, dated as of October 13, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Form S-1 filed August 24, 2018).

4.3(a)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(a) to the Form S-1 filed August 24, 2018).

4.3(b)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(b) to the Form S-1 filed August 24, 2018).

4.3(c)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(c) to the Form S-1 filed August 24, 2018).

4.4	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934
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

10.16†

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 filed August 24, 2018).

10.17†

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed August 24, 2018).

10.18†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Form S-1 filed August 24, 2018).

10.19†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Form S-1 filed August 24, 2018).

10.20+

Amended and Restated Sponsored Research Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center effective September 13, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2019).

10.21+	Sublicense Agreement by and between the Registrant and MabVax Therapeutics Holdings, Inc. effective June 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 19, 2019).

10.22+

Settlement and Assumption and Assignment Agreement of MSK License Agreement and Y-mAbs Sublicense Agreement by and among the Registrant, MabVax Therapeutics Holdings, Inc. MabVax Therapeutics, Inc. and Sloan Kettering Institute for Cancer Research effective December 2, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 19, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form S-1 filed August 24, 2018).
23	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Y‑MABS THERAPEUTICS, INC.

Dated: March 12, 2020	/s/ THOMAS GAD
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 12th of March 2020.

/s/ THOMAS GAD	Founder, Chairman of the Board of Directors, President and Head of Business Development
Thomas Gad

/s/ CLAUS JUAN MØLLER SAN PEDRO	Chief Executive Officer and Director
Claus Juan Møller San Pedro, M.D., Ph.D	(Principal Executive Officer)

/s/ BO KRUSE	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Bo Kruse	(Principal Financial Accounting Officer)

/s/ JOHAN WEDELL-WEDELLSBORG	Director
Johan Wedell-Wedellsborg

/s/ GREGORY RASKIN	Director
Gregory Raskin, M.D.

/s/ GÉRARD BER	Director
Gérard Ber

/s/ ASHUTOSH TYAGI	Director
Ashutosh Tyagi

/s/ JAMES I. HEALY	Director
James I. Healy

/s/ DAVID N. GILL	Director
David N. Gill