Form 10-Q
period 2020-03-31
Y-mAbs Therapeutics, Inc.
filed 2020-05-07
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
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

There were 39,757,623 shares of Common Stock ($0.0001 par value) outstanding as of May 5, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, potential impact of the COVID-19 pandemic, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
•	the pricing and reimbursement levels of our product candidates, if approved;
•	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
•	our plans for remediation of material weaknesses in our internal control over financial reporting;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
•	our ability to identify and develop additional product candidates and technologies with significant commercial potential;

•	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
•	the potential benefits of any future collaboration or strategic partnerships;
•	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
•	the need for, timing and amount of any future financing transaction;
•	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements,
•	developments relating to our competitors and our industry;
•	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic;
•	the impact of government laws and regulations;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and
•	our expectations related to the use of proceeds from our prior initial public offering and our secondary public offering.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y‑MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$185,774	$207,136
Other current assets	4,062	4,819
Total current assets	189,836	211,955
Property and equipment, net	1,992	2,052
Operating lease right-of-use assets	1,865	1,989
Other assets	381	370
TOTAL ASSETS	$194,074	$216,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$10,260	$8,520
Accrued liabilities	4,035	4,550
Operating lease liabilities, current portion	548	516
Total current liabilities	14,843	13,586
Accrued milestone and royalty payments	1,901	1,921
Operating lease liabilities, long-term portion	1,543	1,714
Other liabilities	457	242
TOTAL LIABILITIES	18,744	17,463
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at March 31, 2020 and December 31, 2019; none issued at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 39,757,623 and 39,728,416 shares issued at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid in capital	367,293	364,712
Accumulated other comprehensive income	75	50
Accumulated deficit	(192,042)	(165,863)
TOTAL STOCKHOLDERS’ EQUITY	175,330	198,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,074	$216,366

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2020	2019

OPERATING EXPENSES
Research and development	$18,622	$12,511
General and administrative	8,125	3,742
Total operating expenses	26,747	16,253
Loss from operations	(26,747)	(16,253)
OTHER INCOME, NET
Interest and other income, net	568	319
NET LOSS	$(26,179)	$(15,934)
Other comprehensive income
Foreign currency translation	25	56
COMPREHENSIVE LOSS	$(26,154)	$(15,878)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.47)
Weighted average common shares outstanding, basic and diluted	39,753,583	34,193,666

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	$3	$226,216	$63	$(100,769)	$125,513

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	$4	$367,293	$75	$(192,042)	$175,330

The accompanying notes are an integral part of the consolidated financial statements

Y‑MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,179)	$(15,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	19
Stock-based compensation	2,211	864
Foreign currency transactions	25	51
Changes in assets and liabilities:
Other current assets	759	902
Other assets	(11)	(56)
Accounts payable	1,740	(134)
Accrued liabilities and other	(387)	805
NET CASH USED IN OPERATING ACTIVITIES	(21,756)	(13,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26)	(126)
NET CASH USED IN INVESTING ACTIVITIES	(26)	(126)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	370	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	370	—
Effect of exchange rates on cash, cash equivalents and restricted cash	50	13
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,362)	(13,596)
Cash, cash equivalents and restricted cash at the beginning of period	207,136	147,871
Cash, cash equivalents and restricted cash at the end of period	$185,774	$134,275

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$—	$88
Right-of-use assets obtained in exchange for lease obligations	—	2,320

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

We have entered into a worldwide license and research collaboration agreement (the “MSK License Agreement”) with Memorial Sloan‑Kettering Cancer Center (“MSK”), under which we obtained the exclusive rights to MSK’s rights to two clinical stage antibody‑based product development programs for the treatment of neuroblastoma and other oncology indications. The MSK License Agreement also includes rights to certain next‑generation humanized, affinity matured bispecific antibodies.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $192.0 million as of March 31, 2020 and $165.9 million as of December 31, 2019. Through March 31, 2020, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering (“IPO”), in September 2018 and its secondary public offering in November 2019. As of March 31, 2020, the Company had cash and cash equivalents of $185.8 million, and as of December 31, 2019 the Company had cash and cash equivalents of $207.1 million. As of the issuance date of the quarterly financial statements for the three months ended March 31, 2020, the Company expects that its cash and cash equivalents at March 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly‑owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, any other interim periods, or any future year or period. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Effective January 1, 2020, the Company adopted Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

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

Cash equivalents held in money market funds are valued using other significant observable inputs, which represent a Level 2 measurement within the fair value hierarchy. The Company has no other cash equivalents.

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$173,587	$—	$173,587
	$—	$173,587	$—	$173,587

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$197,879	$—	$197,879
	$—	$197,879	$—	$197,879

During the quarter ended March 31, 2020, there were no transfers between Level 1, Level 2, and Level 3.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Segment Information

The Company is engaged solely in the discovery and development of novel antibody-based therapeutic products for the treatment of cancer. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements - Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures.

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

	Three months ended March 31,
	2020	2019
	(in thousands, except per share amounts)

Net loss (numerator)	$(26,179)	$(15,934)
Weighted-average shares (denominator)	39,754	34,194
Basic and diluted net loss per share	$(0.66)	$(0.47)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted shares and RSUs and totaled 4,721,824 shares as of March 31, 2020 and 3,388,169 shares as of March 31, 2019.

NOTE 5—ACCRUED LIABILITIES

Accrued short‑term liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Accrued milestone and royalty payments	$374	$354
Accrued clinical costs	927	1,584
Accrued compensation and board fees	1,574	1,475
Accrued manufacturing costs	759	760
Other	401	377
Total	$4,035	$4,550

NOTE 6—LICENSE AGREEMENTS AND COMMITMENTS

As of March 31, 2020, the Company has entered into two license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License and the CD33 License Agreement. Additionally, through a Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (SAAA) with MabVax and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed in 2018 from MabVax. These license agreements with MSK grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK. Certain of the payments are contingent milestone and royalty payments, the terms of which are further described below. Amounts disclosed in footnote 5 for accrued milestone and royalty payments are inclusive of obligations under the MSK License and CD33 License Agreement, collectively.

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

The MSK License Agreement requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. The Company expensed the total minimum royalty payments of $1,200,000 in 2016. As of December 31, 2019, $29,000 was recorded as short-term accrued liabilities and $1,171,000 was recorded as long‑term accrued liabilities. As of March 31, 2020, $49,000 was recorded as short-term accrued liabilities and $1,151,000 was recorded as long‑term accrued liabilities. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License

Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales‑based milestones, totaling $20,000,000, that become due should the Company achieve certain amounts of sales of licensed products. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments received from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

No milestones were expensed during the three months ended March 31, 2020 or 2019. As of March 31, 2020 and December 31, 2019, $225,000 of accrued milestone obligations were recorded in accrued short‑term liabilities and $300,000 was recorded within accrued long‑term liabilities. These clinical milestone-related charges were recorded as research and development expense upon determination that payment was probable.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory‑based milestone payments, certain of which also contain time‑based payment requirements, were probable. Such regulatory‑based obligations were determined not to be probable as of March 31, 2020 and December 31, 2019, and therefore have not been accrued.

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

Total milestone obligations previously expensed under the CD33 License Agreement with MSK were $550,000, all of which related to clinical milestones. Such clinical milestone obligations become due either based upon the passage of time or achievement of the related milestone activities. None of these clinical milestone obligations were paid in 2020 or 2019. A total of $450,000 was recorded as accrued long‑term liabilities and $100,000 as accrued short-term liabilities as of March 31, 2020 and December 31, 2019. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory‑based milestone payments and minimum royalty payments, certain of which also contain time‑based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of March 31, 2020 and December 31, 2019 and therefore have not been accrued.

MabVax Sublicense Agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know‑how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a GD2-GD3 Vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company previously paid and expensed the license fees. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 and mid single digit royalty payments to MSK.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On December 2, 2019, we entered into the SAAA to preserve the License Agreement and the rights granted to us under the Sublicense Agreement and to create a direct relationship between MSK and us with respect to the rights covered under the Sublicense Agreement. Research and development is inherently uncertain and as described above, should such research and development fail, the SAAA is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the SAAA when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the SAAA, such obligations were determined not to be probable as of March 31, 2020 and December 31, 2019 and therefore have not been accrued.

SADA License Agreement

As a subsequent event, on April 15, 2020, we entered into the SADA License Agreement that grants us a worldwide, sublicensable license to MSK’s and Massachusetts Institute of Technology’s (MIT’s) rights to certain patent rights and intellectual property rights to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA BiDE Pre-targeted Radioimmunotherapy Platform (SADA technology).

The patents and patent applications covered by this agreement are directed, in part, to the SADA technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we will pay MSK and MIT an upfront payment of $1,995,000 and will issue 42,900 shares of our common stock to the licensors. We will expense the upfront payment and the issuance of shares at the effective date of the SADA License Agreement.

The SADA License Agreement requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

We are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales-based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products.

The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK and MIT a percentage of certain payments received from sublicensees of the rights licensed to us by MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the SADA License Agreement. For each of the constructs previously generated by MSK or MIT using the SADA technology and sold for the Company by a sublicensee, the Company will pay sales milestones up to $60,000,000 in total.

Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK and MIT. In addition, the Company may terminate the SADA License Agreement with prior written notice.

Research and development is inherently uncertain and as described above, should such research and development fail, the SADA License Agreement is cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreement when considering whether any regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know‑how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and a CD33 sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. For three months ended March 31, 2020 and 2019, we incurred research and development expenses of $1,049,000 and $1,723,000, respectively, under these agreements.

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

Additionally, the Company entered a three‑year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000, which are recognized on a straight‑line basis. Until the end of March 2018, the Company has maintained a lease for certain office space in Denmark.

As described above in Note 3, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

Total operating lease costs were $174,000 and $141,000 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, the expenses were recorded as $123,000 in research and development expense and $51,000 in general and administrative expense. During the three months ended March 31,

2019, the expenses were recorded as $97,000 in research and development expense and $44,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019 was $188,000 and $32,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at March 31, 2020 were as follows (in thousands):

Operating Leases
at March 31, 2020
Remainder of 2020	$563
Years ending December 31,
2021	754
2022	647
2023	540
2024	64
Total lease payments	2,568
Less: Imputed interest	(477)
Total operating lease liabilities at March 31, 2020	$2,091

Maturities of operating lease liabilities at December 31, 2019 were as follows (in thousands):

Operating Leases
at December 31, 2019
2020	$749
2021	753
2022	646
2023	539
2024	77
Total lease payments	2,764
Less: Imputed interest	(534)
Contractual obligations at December 31, 2019	$2,230

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the weighted average remaining lease term is 3.51 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2020 and December 31, 2019, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 39,757,623 shares of its common stock as of March 31, 2020 and 39,728,416 shares of its common stock as of December 31, 2019.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2020 or December 31, 2019.

Stock grant agreements with non‑employees

In August 2015, we entered into certain stock grant agreements with non‑employees of the Company. We agreed to issue a total of 2,800,000 shares to two non‑employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. These two researchers were employees of MSK. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 544,000 shares were issued to the two researchers, whereby one of the two grants were fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares are to be issued in August 2020, subject to certain conditions, such that the total grant will have been issued. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

Issuance of common stock

In November 2019, we completed a secondary public offering and issued 5,134,750 shares of our Common Stock at a purchase price of $28.00 per share for an aggregate consideration of $134,704,000, net of issuance costs of $9,100,000.

NOTE 8—SHARE-BASED COMPENSATION

2015 Equity Incentive Plan

Our board of directors and stockholders have approved and adopted the 2015 Plan, which provided for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to our employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 4,500,000 shares of our common stock were reserved for issuance pursuant to the 2015 Plan. Options granted under the 2015 Plan vest according to the schedule specified in the grant agreements, which is generally a four-year period and generally become immediately exercisable upon the occurrence of a change in control, as defined. Upon the 2018 Equity Incentive Plan (the “2018 Plan’) becoming effective in September 2018, no further grants are allowed under the 2015 Plan.

2018 Equity Incentive Plan

Our board of directors and stockholders approved and adopted the 2018 Plan, which became effective upon the Company’s initial public offering in September 2018 and which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to our employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of our common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan, are reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019, equal to 4% of the outstanding shares of common stock as of the last day of our immediately preceding fiscal year. The exercise price of options granted under the plans must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule specified in the grant agreements, which is generally a four-year period and generally become immediately exercisable upon the occurrence of a change in control, as defined.

Stock Option Valuation

During the three-month periods ended March 31, 2020 and 2019, stock-based compensation for stock option grants were $2,188,000 and $848,000, respectively, for options granted to employees and directors. During the three months ended March 31, 2020, the expenses were recorded as $489,000 in research and development expense and $1,699,000 in general and administrative expense. During the three months ended March 31, 2019, the expenses were recorded as $145,000 in research and development expense and $703,000 in general and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2019	4,005,873	$10.67	$82,944	7.34
Granted	717,000	29.26
Exercised	(25,778)	14.35
Outstanding and expected to vest at March 31, 2020	4,697,095	$13.49	$63,082	7.51
Exercisable at March 31, 2020	2,626,106	$5.65	$53,554	6.24

The weighted average fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $16.94 and $12.88, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2020, we had $25.9 million of unrecognized compensation related to employee stock options that are expected to vest over a period of 3.03 years. As of December 31, 2019, we had $15.9 million of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.72 years.

Restricted Stock Unit Activity

During the three months ended March 31, 2020 and March 31, 2019, stock-based compensation for restricted stock unit grants was $23,000 and $16,000, respectively. During the three months ended March 31, 2020, the expenses were recorded as $21,000 in research and development expense and $2,000 in general and administrative expense. During the three months ended March 31, 2019, the expenses were recorded as $14,000 in research and development expense and $2,000 in general and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2019	10,296
Granted	17,862
Vested	(3,429)
Outstanding and expected to vest at March 31, 2020	24,729

The weighted average fair value of restricted stock units granted during the three months ended March 31, 2020 was $20.74. As of March 31, 2020, we had $486,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.54 years. As of March 31, 2019, we had $222,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.80 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $1,049,000 and $1,723,000  in the three months ended March 31, 2020 and 2019, respectively, for milestones, minimum royalties, and research and development costs. Please refer to Note 6 for additional details on our agreements with MSK. As of March 31, 2020 and December 31, 2019, we had a total of $3,711,000 and $4,171,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $26,179,000 and $15,934,000 for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of March 31, 2020 and December 31, 2019, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2019, 2018, 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

The valuation allowance related primarily to net U.S. deferred tax assets from operating losses, research and development tax credit carryforwards, and acquired intangibles.

The Company maintains a full valuation allowance on its U.S. and foreign deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses historically and in recent years and its forecasted losses in the near term as significant negative evidence. Based upon review of available positive and negative evidence, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. and foreign deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance as needed.

NOTE 11—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2020 and 2019.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from our Danish subsidiary were made during the three months ended March 31, 2020, and contributions were immaterial during the three months ended March 31, 2019. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 12-SUBSEQUENT EVENTS

As discussed previously in Note 6 License Agreements and Commitments, in April 2020 the Company entered into an agreement with MSK and MIT for a worldwide exclusive license and research collaboration to develop and commercialize antibody constructs based on the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform (the SADA technology), a concept also referred to as Liquid RadiationTM.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a late‑stage clinical biopharmaceutical company focused on the development and commercialization of novel, antibody‑based therapeutic products for the treatment of cancer. We have a broad and advanced product pipeline, including two pivotal‑stage product candidates—naxitamab and omburtamab—which target tumors that express GD2 and B7‑H3, respectively. We are developing naxitamab for the treatment of pediatric patients with relapsed or refractory, or R/R, high‑risk neuroblastoma, or NB, and radiolabeled omburtamab for the treatment of pediatric patients with central nervous system, or CNS, leptomeningeal metastasis, or LM, from NB. NB is a rare and almost exclusively pediatric cancer that develops in the sympathetic nervous system and CNS/LM is a rare and usually fatal complication of NB in which the disease spreads to the membranes, or meninges, surrounding the brain and spinal cord in the CNS.

On March 31, 2020, we completed submission of our rolling BLA for naxitamab to the FDA with a goal of receiving approval by the FDA in 2020. The submission began in November 2019, when we submitted the initial portion of our BLA under the FDA’s rolling review process. Following our pre-BLA meeting with the FDA for omburtamab in February 2020, we also expect to submit this BLA via a rolling submission, which is to be initiated in May 2020 with expected completion in June 2020, and with the goal of receiving approval by the FDA in 2020. We plan to commercialize both of our lead product candidates in the United States as soon as possible after obtaining FDA approval, if such approval occurs. Additionally, we have two omburtamab follow‑on product candidates in pre‑clinical development, 177Lu-omburtamab-DTPA and huB7‑H3, a humanized version of omburtamab, each targeting indications with large adult patient populations.

In addition, we have initiated a Phase 1 trial with our huGD2 bispecific antibody, or BsAb, product candidate for the treatment of refractory GD2 positive adult and pediatric solid tumors, thereby addressing large patient populations. We are also advancing a pipeline of novel BsAbs through late pre‑clinical development, including our huCD33‑BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. We believe our BsAbs have the potential to result in improved tumor‑binding, longer serum half‑life and significantly greater T‑cell mediated killing of tumor cells without the need for continuous infusion. Our GD2-GD3 Vaccine for the treatment of high-risk NB patients in remission is being tested in a Phase 2 trial. Our mission is to become the world leader in developing better and safer antibody‑based oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our initial public offering and proceeds from our secondary public offering. On November 1, 2019, we completed our secondary public offering of 5,134,750 shares of our common stock, at a price of $28.00 per share, which includes the exercise in full of the underwriters’ option to purchase 669,750 additional shares of our common stock. The aggregate gross proceeds to us, before deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $143.8 million.

We have received aggregate gross proceeds of $373.8 million through March 31, 2020 from the sale and issuance of our common stock.

As of March 31, 2020, we had an accumulated deficit of $192.0 million. Our net losses were $26.2 million and $15.9 million for the three months ended March 31, 2020 and 2019, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•	continue to advance our lead product candidates through the regulatory approval process both in the U.S. and internationally;
•	continue to advance our other product candidates through pre‑clinical and clinical development;
•	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
•	initiate pre‑clinical studies and clinical trials for any additional product candidates we identify;
•	develop, maintain, expand and protect our intellectual property portfolio;
•	hire additional research, sales force, commercialization, clinical and scientific personnel; and
•	incur additional costs associated with operating as a public company, including expanding our operational, finance and management teams.

We believe that our cash on hand will be sufficient to fund our operations through the fourth quarter of 2022. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. We completed our BLA submission for our lead product candidate, naxitamab for the treatment of pediatric R/R high risk NB on March 31, 2020. Although no assurance can be given, our goal is to complete the submission of our rolling BLA for our second lead product candidate omburtamab for the treatment of CNS/LM from NB in June 2020. We currently use CROs and CMOs to carry out our pre-clinical and clinical development activities.

Pursuant to the MSK License, we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we have committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we will owe MSK customary royalties on commercial sales of our approved products, including a fixed minimum royalty starting in 2020 whether or not product sales are ever achieved. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

On April 15, 2020, we entered into a License Agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology (“MIT”) that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept also referred to as Liquid RadiationTM.  The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we will pay MSK and MIT a cash upfront payment and issue an aggregate of 42,900 shares of our common stock to the licensors.

Under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1.5 million over the next three years. Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

Under the SADA License, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales‑based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales‑based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA construct generated by MSK or MIT and sold for the Company by a sublicensee, the Company will pay sales milestones in the total amount of $60,000,000. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see Note 6 (License Agreements and Commitments).

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

•	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreement, or the SRA, the two CFSAs, the MCTA, and the MDSA, with MSK;
•	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non‑clinical studies and pre‑clinical and clinical trials;
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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs and investor and public relations costs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee‑related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of

COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$18,622	$12,511	$6,111
General and administrative	8,125	3,742	4,383
Total operating expenses	26,747	16,253	10,494
Loss from operations	(26,747)	(16,253)	(10,494)
Interest and other income (expense)	568	319	249
Net loss	$(26,179)	$(15,934)	$(10,245)

Research and Development Expenses

We do not record our research and development expenses on a program‑by‑program or on a product‑by‑product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Outsourced manufacturing	$6,873	$5,984
Clinical trials	846	1,248
Outsourced research and supplies	6,144	3,300
Personnel costs	3,042	1,284
Professional and consulting fees	341	223
Stock based compensation	510	145
Other	866	327
	$18,622	$12,511

Research and development expenses increased by $6.1 million, from $12.5 million for the three months ended March 31, 2019 to $18.6 million for the three months ended March 31, 2020. This was primarily due to a $2.8 million increase in outsourced research and supplies for increased need for clinical trial support, and $2.1 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities due to our expanding workforce. In addition, expenses for outsourced manufacturing increased by $0.9 million for our lead product candidates, naxitamab and omburtamab.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million, from $3.7 million for the three months ended March 31, 2019 to $8.1 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to a $1.6 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. Costs for setting up commercial infrastructure increased by $1.6 million for the three months ended March 31, 2020. In addition, professional fees increased by $0.2 million. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs due to the Company’s growth.

Interest and Other Income, Net

Other income for the three months ended March 31, 2020 was $568,000 as compared to other income of $319,000 for the three months ended March 31, 2019. Our interest income increased by $249,000 due to higher average cash balances as a result of our secondary public offering.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through March 31, 2020 primarily through gross proceeds from the sale of our common stock of $230.0 million in the years 2015 through 2018 and an additional $143.8 million from the sale of our common stock in 2019. We will need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $185.8 million and $207.1 million, respectively. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019

Cash used in operating activities	$(21,756)	$(13,483)
Cash used in investing activities	(26)	(126)
Cash provided by financing activities	370	—
Effect of exchange rates on cash, cash equivalents and restricted cash	50	13
Net increase in cash, cash equivalents and restricted cash	$(21,362)	$(13,596)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $21.8 million for the three months ended March 31, 2020, as compared to $13.5 million for the three months ended March 31, 2019. The $8.3 million increase in net cash used in operations was primarily due to an increase of $10.2 million in net loss for the three months ended March 31, 2020, which was primarily due to operational expenses related to the development of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. This increase was partially offset by an increase $1.4 million in non-cash expenses, including stock-based compensation to employees.

Net Cash Used in Investing Activities

Net cash used in investing activities was $26,000 for the three months ended March 31, 2020, as compared to $126,000 for the three months ended March 31, 2019. The $100,000 decrease in net cash used in investing activities was primarily caused by a decrease spending on laboratory equipment in 2020. Expenditures were higher in 2019 as we set up our laboratory facilities during 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $370,000 for the three months ended March 31, 2020. There were no financing activities during the three months ended March 31, 2019. The increase of $370,000 was due to proceeds from exercised stock options during three months ended in March 2020.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete clinical development of our lead product candidates, naxitamab and omburtamab, and initiate and advance our BLA submission for omburtamab. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre‑clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any of our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

We believe that our existing cash and cash equivalents as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

As further described below, under various licensing and related agreements with third parties, we have agreed to make milestone and royalty payments to third parties. We have not included the contingent payment of certain milestones in the table above, where timing is uncertain. In addition, we have other contingent payment obligations, such as royalties or other third-party milestones, which are not included in the table above as the amount, timing and likelihood of such payments are not known.

We have entered into three license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License, the MSK CD33 License, and the SADA license. Additionally, through the SAAA we have established a direct license with MSK relating to the GD2-GD3 Vaccine.

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales‑related milestones, (ii) pay mid to high single digit royalties to MSK, on a product‑by‑product and country‑by‑country basis, of a mid to high single digit royalties based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the respective agreements. Total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales‑based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License and MSK CD33 License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the two license agreements when considering whether any contingent payments, certain of which also contain time‑based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License or the MSK CD33 License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License or the MSK CD33 License with prior written notice to MSK. No milestones were expensed in the first quarter of 2020 or the first quarter of 2019 under the MSK License or the MSK CD33 License.

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and Mabvax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019.

Pursuant to the Mabvax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine, rights to which were granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The essence of the transaction created by the SAAA was for us, in light of the Chapter 11 bankruptcy proceedings affecting MabVax, to preserve the MabVax/MSK License Agreement and the rights granted to us under the MabVax/Y-mAbs Sublicense and for us to create a direct relationship with MSK with respect to the rights covered under the MabVax/Y-mAbs Sublicense. Pursuant to the SAAA, MabVax agreed to assume the MabVax/Y-mAbs Sublicense and the MabVax/Y-mAbs License Agreement pursuant to Section 365 of the Bankruptcy Code and concurrently to assign both of these agreements to MSK. MabVax also agreed to pay MSK a certain amount to cure all of its existing defaults under the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations by MabVax to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid single digit royalty payments to MSK. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a Priority Review Voucher, or PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a percentage of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non‑refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales‑based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales‑based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA construct generated by MSK or MIT and sold for the Company by a sublicensee, the Company will pay sales milestones in the total amount of $60,000,000. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1.5 million over the next three years.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $185.8 million and $207.1 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at March 31, 2020. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day‑to‑day bank accounts. Due to the short‑term nature of such balances, an immediate 100 basis point change in interest rates would not have any effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents denominated in DKK of $2.3 million and $1.1 million, respectively, and an immediate 2% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020, due to material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the first quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

We are in the midst of the costly and challenging process of compiling the system and processing documentation necessary to design, implement and test the processes and controls to remediate the identified deficiencies needed to comply with Section 404. We are addressing the material weaknesses identified above by hiring additional finance and accounting professionals in 2019 and 2020 with the plan to mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to financial reporting, financial processes and internal control procedures and we are evaluating the implementation of additional procedures to address these material weaknesses. We are in the process of designing and testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2020, we had an accumulated deficit of $192.0 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our secondary public offering in November 2019. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in pivotal clinical trials, no assurance can be given that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

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

Our payment obligations to MSK and MIT may be a drain on our cash resources, or may cause us to incur debt obligations or issue additional equity securities to satisfy such payment obligations, which may adversely affect our financial position and results of operations.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We also entered into a Sponsored Research Agreement, or the CD33 SRA, in connection with the MSK CD33 License, pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with our Phase 2 trial, Study 101. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development milestone payments totaling $1,400,000 and mid-single digit royalty payments to MSK.

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA Technology construct generated by MSK or MIT and sold for the Company by a sublicensee of the Company, the Company will pay sales-based milestone payments in the total amount of $60,000,000. Under the SADA License Agreement, we have also committed to fund scientific research at MSK for up to $1,500,000 over the next three years.

These payments could be significant and in order to satisfy our obligations to MSK and MIT, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

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

As of March 31, 2020 we had cash and cash equivalents of approximately $185.8 million. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022.

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, terrorist activities, other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as the outbreak of Ebola or the global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

Our normal business operations may be adversely impacted by the global COVID-19 pandemic. COVID-19 and future outbreak of any highly infectious or contagious diseases, could materially and adversely affect our operations and have a material impact on our financial position. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

We are susceptible to a widespread outbreak of highly infectious or contagious diseases, such as the COVID-19 outbreak, which was declared by the World Health Organization as a pandemic in March 2020. In addition to the various effects noted in the above risk factor regarding global health crises, the COVID-19 pandemic, and preventative measures taken to contain or mitigate this pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in various regions around the world and disruption in the global supply chain and business operations. Actions taken to help limit the spread of COVID-19, such as general public health decrees or other government mandates to restrict business activities and travel, avoid large gatherings or to self-quarantine, have impacted and will likely continue to impact our ability to carry out business as usual, including the temporary suspension of some of our operations, shortages in materials, costs associated with operational changes and an extended period of remote work arrangements for some of our employees which could increase cybersecurity risks and other operational risks.

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in global financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. We are unable to predict the extent or nature of these impacts at this time. COVID-19 is adversely affecting, and is expected to continue to adversely affect, our operations, and COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate our business due to, among other factors:

•

the destabilization of the markets and negative impacts on the healthcare system or regulatory authorities globally could negatively impact our ability to obtain approval to market, market and sell our products, including through the disruption of regulatory activities or health care activities in general.

•

difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

•	the potential negative impact on the health of our employees, especially if a significant number of them are impacted;
•

the potential negative impact on our clinical trials, including as a result of any difficulty enrolling new patients in our clinical trials during the outbreak and ensuring that patients already enrolled complete our clinical trials, as well as any potential trial delays caused by or related to COVID-19;

•	a general decline in business activity; and

•	a deterioration in our ability to ensure business continuity during a disruption.

Despite our efforts to manage and mitigate these impacts to our company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this and any other pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, while we cannot predict the impact that COVID-19 will have on our suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this and any other pandemic on our business is highly uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, any pending regulatory approvals, supply chain, and financial position, and may also exacerbate other risks discussed in our Annual Report on Form 10-K for the period ended December 31, 2019.

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

We have agreed to fund certain research and development costs under both the MSK License,  the MSK CD33 License and the SADA License Agreement. However, the research we have agreed to fund constitutes only a small portion of the overall research of MSK. Other research being conducted by MSK may receive higher priority than research on the programs we may fund.

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

Our existing agreements with MSK may be subject to termination by MSK upon the occurrence of certain circumstances. If MSK terminates the MSK License, the MSK CD33 License, the SADA License Agreement or its other agreements with us, the research and development of the relevant product candidates would be suspended, and we would not be able to research, develop, and license our existing and future product candidates as currently contemplated. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Switching or adding third parties to conduct our clinical trial would involve substantial costs and delays and require extensive management time and focus, which can materially impact our ability to meet our desired clinical development timelines.

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

Although we currently plan to retain all commercial rights to our lead product candidates, we may enter into strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. If those collaborations are not successful, or if we are unable to establish any such collaborations, we may have to alter or delay our development and commercialization plans.

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

We do not have significant experience in completing a submission of a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

We have not previously submitted a BLA to the FDA or comparable foreign authorities for any of our product candidates. On March 31, 2020, we completed the submission of our BLA for naxitamab to the FDA with a goal of receiving approval by the FDA in 2020. We began this submission in November 2019, when we submitted the initial portion of the BLA under the FDA’s rolling review process. The FDA may raise issues and pose questions to us that may potentially delay the approval process and delay the acceptance of our BLA submission and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or resolve all the questions and issues the FDA may pose. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required to answer such questions or concerns, we may not be able to ultimately receive a Marketing Authorization for naxitamab.

Should the FDA refuse to accept an accelerated approval pathway for naxitamab, this may result in a delay in obtaining required Marketing Authorizations, which could materially adversely affect our ability to generate revenue from commercialization of the particular product candidate, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates.

The FDA may refuse to accept an accelerated approval pathway for omburtamab and may refuse rolling review of our BLA which could have a material adverse impact on our development and approval process for this product candidate and our other product candidates.

We expect to begin submission of a rolling BLA for omburtamab in May 2020 under the FDA’s rolling review process with a goal of receiving approval by the FDA in 2020. We believe that the rolling BLA submission process will provide us with the opportunity for ongoing communications with and feedback from the FDA. During the rolling submission process, however, the FDA may raise issues and pose questions to us that may delay the completion of our BLA submission and thereby potentially also delay the approval process and delay the acceptance of the complete BLA for filing and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we planned. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely file our BLA and ultimately receive a Marketing Authorization for naxitamab. The FDA retains discretion to decide not to review the our BLA for naxitamab we have already submitted and the portions of the BLA for omburtamab we submit on a rolling basis. No assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

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

Additionally, on January 31, 2020 the United Kingdom withdrew from and ceased to be part of the European Union, commonly referred to as Brexit. Currently, the European Union and the United Kingdom have reached a withdrawal agreement which sets out a transition period lasting until December 31, 2020 to allow negotiations for a long-term trade deal between the European Union and the United Kingdom. It is uncertain whether a long-term trade agreement will be entered into without delays or at all. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval and/or sale of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, financial condition, and results of operations.

Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

We may seek Breakthrough Therapy designation, or BTD, for one or more of our product candidates. We may not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In February 2017, the European Commission granted orphan medicinal product designation, or OMPD, to omburtamab for the treatment of NB. In 2013, the FDA granted ODD to naxitamab for the treatment of NB. In November 2018, the European Commission granted OMPD for naxitamab for the treatment of NB.

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

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of a BLA for a rare pediatric disease may be eligible for a PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. The terms of the MSK License provide that MSK is entitled to receive 40-50% of any income generated from the sale of first such PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. Additionally, the terms of the MSK CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. Additionally, the SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively a total of 20% of the income generated thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. Finally, the terms of the SADA License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’  communications regarding off-label use and if we, or our potential future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2036, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2021 through 2039, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

As of May 5, 2020, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 54.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $14.16 per share and as high as $36.55 per share through May 5, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

We will continue to incur costs associated with satisfying our obligations as public company, and our management is required to devote substantial time to new compliance initiatives.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 39,757,623  shares of common stock outstanding as of May 5, 2020. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 and 5,134,750 shares sold in our secondary public offering in 2019 are freely tradable, without restriction, in the public market. As of May 5, 2020 holders of approximately 2,950,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

Use of Proceeds of Our Public Offerings

On September 25, 2018, we completed the initial public offering of our common stock, or IPO pursuant to which we issued and sold 6,900,000 shares of our common stock at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our initial public offering of $110.4 million, or aggregate net proceeds of approximately $99.8 million after deducting underwriting discounts and commissions and offering expenses. Merrill Lynch, Pierce Fenner & Smith Incorporated and Cowen and Company, LLC acted as joint book-running managers for the initial public offering. Canaccord Genuity LLC acted as lead manager and BTIG LLC acted as co-manager for the initial public offering.

On November 1, 2019, we completed a secondary public offering of our common stock pursuant to which we issued and sold 5,134,750 shares of our common stock at a price to the public of $28.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering of $143.8 million, or aggregate net proceeds of approximately $134.7 million after deducting underwriting discounts and commissions and offering expenses. Morgan Stanley, J.P. Morgan and BofA Securities acted as joint book-running managers for the secondary public offering. Wedbush PacGrow and H.C. Wainwright & Co. acted as co-managers for the secondary public offering.

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

As of March 31, 2020, we had cash and cash equivalents of $185.8 million, and we have not used any of the proceeds from our secondary public offering.

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

Y‑MABS THERAPEUTICS, INC.

Dated: May 7, 2020	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)