Form 10-Q
period 2020-06-30
Y-mAbs Therapeutics, Inc.
filed 2020-08-06
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-38650

Y-mAbs Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4619612

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 Park Avenue

Suite 3350

New York, NY 10169

(Address of principal executive offices)

(Zip Code)

(646)-885-8505

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	YMAB	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒.

There were 40,014,519 shares of Common Stock ($0.0001 par value) outstanding as of August 4, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

●	the implementation of our business model and our plans to develop and commercialize our two lead product candidates and other product candidates, including the potential clinical efficacy and other benefits thereof;
●	our ongoing and future clinical trials for our two lead product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of Biological License Application, or BLA, submission and approval by the U.S. Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our pre-clinical studies and future clinical trials for our other product candidates and our research and development programs, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the expected date of completion and of the anticipated results;
●	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;
●	the pricing and reimbursement levels of our product candidates, if approved;
●	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
●	our plans for remediation of material weaknesses in our internal control over financial reporting;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;

●	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
●	the potential benefits of any future collaboration or strategic partnerships;
●	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
●	the need for, timing and amount of any future financing transaction;
●	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements,
●	developments relating to our competitors and our industry;
●	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic;
●	the impact of government laws and regulations;
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and
●	our expectations related to the use of proceeds from our prior initial public offering and our secondary public offering.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,059	$207,136
Other current assets	5,261	4,819
Total current assets	163,320	211,955
Property and equipment, net	1,894	2,052
Operating lease right-of-use assets	1,758	1,989
Other assets	357	370
TOTAL ASSETS	$167,329	$216,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$9,825	$8,520
Accrued liabilities	5,313	4,550
Operating lease liabilities, current portion	569	516
Total current liabilities	15,707	13,586
Accrued milestone and royalty payments	2,486	1,921
Operating lease liabilities, long-term portion	1,399	1,714
Other liabilities	1,729	242
TOTAL LIABILITIES	21,321	17,463
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at June 30, 2020 and December 31, 2019; none issued at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 40,014,519 and 39,728,416 shares issued at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid in capital	378,455	364,712
Accumulated other comprehensive (loss)/income	(16)	50
Accumulated deficit	(232,435)	(165,863)
TOTAL STOCKHOLDERS’ EQUITY	146,008	198,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,329	$216,366

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

OPERATING EXPENSES
Research and development	$30,059	$14,494	$48,681	$27,005
General and administrative	10,393	4,140	18,519	7,882
Total operating expenses	40,452	18,634	67,200	34,887
Loss from operations	(40,452)	(18,634)	(67,200)	(34,887)
OTHER INCOME, NET
Interest and other income, net	59	598	628	917
NET LOSS	$(40,393)	$(18,036)	$(66,572)	$(33,970)
Other comprehensive income
Foreign currency translation	(91)	(66)	(66)	(10)
COMPREHENSIVE LOSS	$(40,484)	$(18,102)	$(66,638)	$(33,980)
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(0.53)	$(1.67)	$(0.99)
Weighted average common shares outstanding, basic and diluted	39,972,174	34,193,666	39,862,878	34,193,666

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	3	226,216	63	(100,769)	125,513
Stock-based compensation expense	—	—	971	—	—	971
Foreign currency translation	—	—	—	(66)	—	(66)
Net loss	—	—	—		(18,036)	(18,036)
Balance June 30, 2019	34,193,666	$3	$227,187	$(3)	$(118,805)	$108,382

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	4	367,293	75	(192,042)	175,330
Issuance of common stock	256,896	—	8,707	—	—	8,707
Stock-based compensation expense	—	—	2,455	—	—	2,455
Foreign currency translation	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(40,393)	(40,393)
Balance June 30, 2020	40,014,519	$4	$378,455	$(16)	$(232,435)	$146,008

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,572)	$(33,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	39
Stock-based compensation	4,665	1,835
Non-cash expense in connection with equity issuance to MSK/MIT	1,331	—
Non-cash expense in connection with equity issuance to inventors	7,376	—
Foreign currency transactions	(66)	(11)
Changes in assets and liabilities:
Other current assets	(442)	635
Other assets	13	(57)
Accounts payable	1,305	3,015
Accrued liabilities and other	2,813	991
NET CASH USED IN OPERATING ACTIVITIES	(49,391)	(27,523)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28)	(201)
NET CASH USED IN INVESTING ACTIVITIES	(28)	(201)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	370	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	370	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(28)	16
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(49,077)	(27,708)
Cash, cash equivalents and restricted cash at the beginning of period	207,136	147,871
Cash, cash equivalents and restricted cash at the end of period	$158,059	$120,163

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$—	$23
Right-of-use assets obtained in exchange for lease obligations	—	832

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a late-stage clinical biopharmaceutical company focused on the development and commercialization of novel antibody-based therapeutic products for the treatment of cancer.

The Company is headquartered in New York, New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

The Company has not generated any revenue and has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $232.4 million as of June 30, 2020 and $165.9 million as of December 31, 2019. Through June 30, 2020, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering (“IPO”), in September 2018 and its secondary public offering in November 2019. As of June 30, 2020, the Company had cash and cash equivalents of $158.1 million. As of the issuance date of the quarterly financial statements for the six months ended June 30, 2020, the Company expects that its cash and cash equivalents at June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the

United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, any other interim periods, or any future year or period. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$147,269	$—	$147,269
	$—	$147,269	$—	$147,269

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$197,879	$—	$197,879
	$—	$197,879	$—	$197,879

During the quarter ended June 30, 2020, there were no transfers between Level 1, Level 2, and Level 3.

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

Recently Issued Accounting Pronouncements – Adopted

In August 2018, the FASB issued Accounting Standards Update No. 2018 -13 (“ASU2018-13”), Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 allows to remove the reasons for transfer between Level 1 and Level 2 assets, and adds the changes in unrealized gains and losses for recurring level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard on January 1, 2019 did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Topic 842 was subsequently amended by ASU 2017-13, Revenue and Leases: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments; ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements and ASU No. 2018-20, Narrow Scope Improvements for Lessors.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)

Net loss (numerator)	$(40,393)	$(18,036)	$(66,572)	$(33,970)
Weighted-average shares (denominator)	39,972	34,194	39,863	34,194
Basic and diluted net loss per share	$(1.01)	$(0.53)	$(1.67)	$(0.99)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted shares and RSUs and totaled 4,956,513 shares as of June 30, 2020 and 3,724,169 shares as of June 30, 2019.

NOTE 5—ACCRUED LIABILITIES

Accrued short-term liabilities at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)

Accrued licensing, milestone and royalty payments	$1,394	$354
Accrued clinical costs	833	1,584
Accrued compensation and board fees	2,558	1,475
Accrued manufacturing costs	330	760
Other	198	377
Total	$5,313	$4,550

NOTE 6—LICENSE AGREEMENTS AND COMMITMENTS

As of June 30, 2020, the Company has entered into three license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License, the CD33 License Agreement as defined herein and the SADA License Agreement, which was with MSK and MIT, as defined herein. Additionally, through a Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT (as defined herein) grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, the terms of which are further described below. Amounts disclosed in Note 5 for accrued milestone and royalty payments are inclusive of obligations under the MSK License, CD33 License Agreement and SADA License Agreement, collectively.

MSK License Agreement

On August 20, 2015, we entered into the MSK License Agreement that grants us an exclusive worldwide, sublicensable license to MSK’s rights to certain patent rights and intellectual property rights to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments.

The patents and patent applications covered by this agreement are directed, in part, to naxitamab, an anti-GD2 antibody, and omburtamab, which is an anti B3-H7 antibody, as well as affinity matured versions of certain antibodies and certain single chain variable fragments (Fv) constructs, and their use for immunotherapy, targeting the treatment of oncology indications. Upon entering into the MSK License Agreement in 2015 and in exchange for the licenses, we paid MSK an upfront payment, issued 1,428,500 shares of our common stock to MSK and provided certain anti-dilution rights to MSK. In addition, we are required to pay to MSK certain royalty and milestone payments. We expensed the upfront payment and the issuance of shares to MSK in 2015. We also recorded expense related to common stock issued related to certain anti-dilution rights held by MSK.

The MSK License Agreement requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $80,000 over the royalty term, commencing on the fifth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the MSK License Agreement. The Company expensed the total minimum royalty payments of $1,200,000 in 2016. As of December 31, 2019, $29,000 was recorded as short-term accrued liabilities and $1,171,000 was recorded as long-term accrued liabilities. As of June 30, 2020, $69,000 was recorded as short-term accrued liabilities and $1,131,000 was recorded as long-term accrued liabilities. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreement. Total clinical and regulatory milestones potentially due under the MSK License Agreement are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones, totaling $20,000,000, that become due should the Company achieve certain amounts of sales of licensed products. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments received from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the MSK License Agreement. Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed product to be canceled and could result in termination of the entire arrangement with MSK. In addition, the Company may terminate the MSK License Agreement with prior written notice to MSK.

No milestone payments were expensed and paid during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, $225,000 of accrued milestone obligations were recorded in accrued short-term liabilities and $300,000 was recorded within accrued long-term liabilities. As of June 30, 2019, $150,000 of accrued milestone obligations were recorded in accrued short term liabilities and $300,000 was recorded within accrued long term liabilities. These clinical milestone-related charges were recorded as research and development expense upon determination that payment was probable.

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License Agreement is cancelable at the Company’s option. The Company also considered the development risk and each party’s termination rights under the agreement when considering whether any regulatory-based milestone payments, certain of which also contain time-based payment requirements, were probable. Such regulatory-based obligations were determined not to be probable as of June 30, 2020 and December 31, 2019, and therefore have not been accrued.

CD33 License Agreement

On November 13, 2017, we entered into an exclusive license agreement for MSK rights in connection with certain CD33 antibodies, which we refer to as the CD33 License Agreement. The CD33 License Agreement obligates us to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000 over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, and commencing on the tenth anniversary of the CD33 License Agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the agreement. We were also obligated to pay MSK certain fees under a sponsored research agreement under the CD33 License Agreement during the years 2017 through 2019. In addition, milestone payments become due upon achievement of the related clinical, regulatory or sales-based milestones defined in the CD33 License Agreement. Certain of these payments become due at the earlier of completion of the related milestone activity or the date indicated in the CD33 License Agreement. Total potential clinical and regulatory milestones potentially due under the CD33 License Agreement are $1,050,000. There are also sales-based milestones that become due should the Company achieve certain amounts of sales of licensed products, with total sales-based milestones potentially due of $7,500,000. The Company may terminate the CD33 License Agreement with prior written notice to MSK. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments received from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the CD33 License Agreement.

The total milestone obligations previously expensed under the CD33 License Agreement with MSK were $550,000, all of which related to clinical milestones. Such clinical milestone obligations become due either based upon the passage of time or achievement of the related milestone activities. None of these clinical milestone obligations were paid in 2020 or 2019. A total of $450,000 was recorded as accrued long-term liabilities and $100,000 as accrued short-

term liabilities as of June 30, 2020 and December 31, 2019. Research and development is inherently uncertain and as described above, should such research and development fail, the CD33 License Agreement is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the CD33 License Agreement when considering whether any regulatory-based milestone payments and minimum royalty payments, certain of which also contain time-based payment requirements, were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the CD33 License Agreement, such obligations were determined not to be probable as of June 30, 2020 and December 31, 2019 and therefore have not been accrued.

MabVax Sublicense Agreement

On June 27, 2018, we entered into a sublicense agreement with MabVax pursuant to which MabVax has sublicensed to the Company certain of MabVax’s patent rights and know-how for development and commercialization of products for the prevention or treatment of neuroblastoma by means of administering a GD2-GD3 Vaccine, granted to MabVax pursuant to an exclusive license agreement between MabVax and MSK. Under the sublicense agreement, the Company previously paid and expensed the license fees. The Company has agreed to become solely responsible for future amounts payable to MSK and to handle other of MabVax’ obligations applicable to the licensed indication towards MSK. This includes the obligation to pay development milestones totaling $1,400,000 royalty payments to MSK.

On December 2, 2019, we entered into the SAAA to preserve the license agreement and the rights granted to us under the Sublicense Agreement and to create a direct relationship between MSK and us with respect to the rights covered under the Sublicense Agreement. Research and development is inherently uncertain and as described above, should such research and development fail, the SAAA is cancelable at the Company’s option. The Company considered risks as well as each party’s termination rights under the SAAA when considering whether any milestone payments and minimum royalty payments were probable. Given the uncertainty associated with research and development and the Company’s ability to cancel the SAAA, such obligations were determined not to be probable as of June 30, 2020 and December 31, 2019 and therefore have not been accrued.

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

SADA License Agreement

On April 15, 2020, we entered into a license agreement (the “SADA License Agreement”) with MSK and Massachusetts Institute of Technology (“MIT”) that grants us an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent rights and intellectual property rights to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA BiDE Pre-targeted Radioimmunotherapy Platform (“SADA technology”). We have assessed the licensing and other rights acquired and given the lack of outputs upon acquisition and that no employees were acquired, among other factors, we have concluded that the licensing rights represented an asset acquisition.

The patents and patent applications covered by this agreement are directed, in part, to the SADA technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement and in exchange for the licenses granted thereunder, we concluded that the technology acquired under the licensing arrangement had no alternative future use. This conclusion was based on consideration of the rights conveyed under the agreement, extent of further development necessary and presence of uncertainty prior to obtaining regulatory approval for any product. Accordingly, we expensed and paid MSK and MIT an upfront payment of $1,995,000. During the quarter-ended June 30, 2020, we expensed $3,331,000 associated with stock grants available to MSK and MIT. This includes $1,331,000 related to 42,900 shares of common stock issued to the licensors on the effective date of the agreement based on the fair value of the stock on the grant date and $2,000,000 of future stock grants under the agreement which will be paid on the anniversary date of the SADA License Agreement in 2021 and 2022. These awards survive the potential termination of the licensing arrangement, unless a breach by the licensors occurs, and can be settled in cash or stock at the determination of the Company.

The SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

The Company is also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales-based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products.

In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK and MIT a percentage of certain payments received from sublicensees of the rights licensed to us by MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the SADA License Agreement. For each of the constructs previously generated by MSK using the SADA technology and sold for the Company by a sublicensee, the Company may pay sales milestones up to $60,000,000, in total, based on the achievement of various levels of cumulative net sales made by the sublicensee.

Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed products to be canceled and could result in termination of the entire arrangement with MSK and MIT. In addition, the Company may terminate the SADA License Agreement with prior written notice.

Research and development is inherently uncertain and as described above, should such research and development fail, the SADA License Agreement is cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreement when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. During the quarter ended June 30, 2020, we expensed $605,000 of milestones under the SADA License Agreement. This includes all time-based milestones coming due within 36 months of the effective date of the agreement as this represents the time period we expect will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement. The Company does not consider any other milestones under the SADA License Agreement to be probable as of June 30, 2020.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and a CD33 sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement. For six months ended June 30, 2020 and 2019, we incurred research and development expenses of $1,978,000 and $3,923,000, respectively, under these agreements. In addition, in connection with the SADA License

Agreement, we have agreed to enter a sponsored research agreement to fund research of $1,500,000 at MSK over a three year period. As of June 30, 2020, there have been no costs incurred under this arrangement.

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

January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is five years from the date the Company begins to occupy the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

Additionally, the Company entered a three-year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000, which are recognized on a straight-line basis.

As described above in Note 3, the Company adopted Topic 842 as of January 1, 2019.

Total operating lease costs were $173,000 and $187,000 for the three months ended June 30, 2020 and 2019, respectively, and $347,000 and $328,000 for the six months ended June 30, 2020 and 2019, respectively.

During the three months ended June 30, 2020, the expenses were recorded as $124,000 in research and development expense and $49,000 in general and administrative expense. During the three months ended June 30, 2019, the expenses were recorded as $141,000 in research and development expense and $46,000 in general and administrative expense. During the six months ended June 30, 2020, the expenses were recorded as $247,000 in research and development expense and $100,000 in general and administrative expense. During the six months ended June 30, 2019, the expenses were recorded as $238,000 in research and development expense and $90,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020 was $205,000 and $393,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at June 30, 2020 were as follows (in thousands):

Operating Leases
at June 30, 2020
Remainder of 2020	$378
Years ending December 31,
2021	760
2022	650
2023	539
2024	64
Total lease payments	2,391
Less: Imputed interest	(423)
Total operating lease liabilities at June 30, 2020	$1,968

Maturities of operating leases at December 31, 2019 were as follows (in thousands):

Operating Leases
at December 31, 2019
2020	$749
2021	753
2022	646
2023	539
2024	77
Total lease payments	2,764
Less: Imputed interest	(534)
Total operating lease liabilities at December 31, 2019	$2,230

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the weighted average remaining lease term is 3.26 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2020 and December 31, 2019, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 40,014,519 shares of its common stock as of June 30, 2020 and 39,728,416 shares of its common stock as of December 31, 2019.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of June 30, 2020 or December 31, 2019.

Stock grant agreements with non-employees

In August 2015, we entered into certain stock grant agreements with non-employees of the Company. We agreed to issue a total of 2,800,000 shares to two non-employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. These two researchers were employees of MSK. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 544,000 shares were issued to the two researchers, whereby one of the two grants was fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares are to be issued in August 2020, subject to certain conditions, such that the total grant will have been issued. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

In connection with the SADA License Agreement, in April 2020 we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. We recorded a $7,376,000 research and development expense for the issuance of 213,996 shares which represents the fair value of the shares on the grant date.

In July 2020, pursuant to the stock grant agreements, we also lent the two researchers a total of $2,610,000 for tax payments due in conjunction with the stock grants. The loans are evidenced by three year Secured Promissory Notes. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans.

Issuance of common stock

In November 2019, we completed a secondary public offering and issued 5,134,750 shares of our Common Stock at a purchase price of $28.00 per share for an aggregate consideration of $134,704,000, net of issuance costs of $9,100,000.

In January 2020 we issued 25,778 shares of common stock from the exercise of stock options held by a non-employee director. Also, in January 2020 we issued 3,429 shares of common stock due to vesting of restricted stock units granted to employees.

In April 2020 we issued 42,900 shares of our common stock to MSK and MIT and 213,996 shares of our common stock to two non-employee researchers in connection with the entry into of the SADA License Agreement.

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

Stock Option Valuation

During the three month periods ended June 30, 2020 and 2019, stock-based compensation for stock option grants were $2,406,000 and $952,000, respectively, for options granted to employees and directors. During the three months ended June 30, 2020, the expenses were recorded as $537,000 in research and development expense and $1,871,000 in general and administrative expense. During the three months ended June 30, 2019, the expenses were recorded as $169,000 in research and development expense and $783,000 in general and administrative expense.

During the six month periods ended June 30, 2020 and 2019, stock-based compensation for stock option grants were $4,594,000 and $1,800,000, respectively, for options granted to employees and directors. During the six months ended June 30, 2020, the expenses were recorded as $1,026,000 in research and development expense and $3,570,000 in general and administrative expense. During the six months ended June 30, 2019, the expenses were recorded as $314,000 in research and development expense and $1,486,000 in general and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2019	4,005,873	$10.67	$82,944	7.34
Granted	1,041,000	35.30
Exercised	(25,778)	14.35
Forfeited	(89,667)	25.00
Outstanding and expected to vest at June 30, 2020	4,931,428	$15.59	$137,912	7.40
Exercisable at June 30, 2020	2,834,223	$6.45	$104,156	6.14

The weighted average fair value of stock options granted during the three months ended June 30, 2020 and 2019 was $27.65 and $12.30, respectively.

The weighted average fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $20.32 and $12.34, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2020, we had $32.4 million of unrecognized compensation expense related to employee stock options that is expected to vest over a period of 2.92 years. As of December 31, 2019, we had $15.9 million of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.72 years.

Restricted Stock Unit Activity

During the three months ended June 30, 2020 and June 30, 2019, stock-based compensation for restricted stock unit grants was $49,000 and $20,000, respectively. During the three months ended June 30, 2020, the expenses were recorded as $44,000 in research and development expense and $5,000 in general and administrative expense. During the three months ended June 30, 2019, the expenses were recorded as $18,000 in research and development expense and $2,000 in general and administrative expense.

During the six months ended June 30, 2020 and June 30, 2019, stock-based compensation for restricted stock unit grants was $72,000 and $36,000, respectively. During the six months ended June 30, 2020, the expenses were recorded as $65,000 in research and development expense and $7,000 in general and administrative expense. During the six months ended June 30, 2019, the expenses were recorded as $32,000 in research and development expense and $4,000 in general and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

Restricted Stock Units
Outstanding and expected to vest at December 31, 2019	10,296
Granted	18,465
Vested	(3,429)
Forfeited	(247)
Outstanding and expected to vest at June 30, 2020	25,085

The weighted average fair value of restricted stock units granted during the six months ended June 30, 2020 was $21.19. As of June 30, 2020, we had $462,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.31 years. As of June 30, 2019, we had $203,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.55 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, SADA License Agreement, the CD33 License Agreement, CTA, CFAs, SRA and MDSA, we have expensed costs in the total amount of $5,527,000 and $2,200,000 in the three months ended June 30, 2020 and 2019, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $6,576,000 and $3,923,000 in the six months ended June 30, 2020 and 2019, respectively, under these agreements with MSK. Please refer to Note 6 for additional details on our agreements with MSK. As of June 30, 2020 and December 31, 2019, we had a total of $5,455,000 and $4,171,000, respectively, recorded as accounts payable and accrued liabilities related to amounts due to MSK.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $40.4 million and $18.0 million for the three month periods ended June 30, 2020 and 2019, respectively, and the net losses of $66.6 million and $34.0 million for the six month periods ended June 30, 2020 and 2019, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of June 30, 2020 and December 31, 2019, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2019, 2018, 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 11—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three or six months ended June 30, 2020 and 2019.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from Danish subsidiary were made during three and six months ended June 30, 2020, and contributions from our Danish subsidiary were immaterial during the three and six months ended June 30, 2019. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a late-stage clinical biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We have a broad and advanced product pipeline, including two registration-stage product candidates—naxitamab and omburtamab—which target tumors that express GD2 and B7-H3, respectively. We are developing naxitamab for the treatment of pediatric patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, and radiolabeled omburtamab for the treatment of pediatric patients with central nervous system, or CNS, leptomeningeal metastasis, or LM, from NB. NB is a rare and almost exclusively pediatric cancer that develops in the sympathetic nervous system and CNS/LM is a rare and usually fatal complication of NB in which the disease spreads to the membranes, or meninges, surrounding the brain and spinal cord in the CNS.

In March 2020, we completed submission of our rolling BLA for naxitamab to the FDA with a goal of receiving approval by the FDA in 2020. The submission began in November 2019, when we submitted the initial portion of our BLA under the FDA’s rolling review process. In June 2020, we announced that the FDA has set an action date of November 30, 2020, under the Prescription Drug User Fee Act, or PDUFA. The Agency also indicated in the BLA filing communication letter that it is not currently planning to hold an advisory committee meeting to discuss the application.

In August 2020, we completed the submission of our rolling BLA to the FDA for omburtamab. The submission began in June 2020 when we submitted the initial portion of our BLA under the FDA’s rolling review process.

We plan to commercialize both naxitamab and omburtamab in the United States as soon as possible after obtaining FDA approval, if such approval occurs.

Additionally, we are conducting clinical studies of naxitamab in front-line and third-line neuroblastoma, and in osteosarcoma, as well as clinical studies of omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have two omburtamab follow-on product candidates in pre-clinical development, 177Lu-omburtamab-DTPA and huB7-H3, a humanized version of omburtamab, each targeting indications with large adult patient populations. In addition, we have initiated a Phase 1 trial with nivatrotamab, our huGD2 bispecific antibody, or BsAb, product candidate for the treatment of refractory GD2 positive adult and pediatric solid tumors, thereby addressing large patient populations.

In April 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and MIT that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors, GPA33-SADA for potential use in colon cancer, HER2-SADA for potential use in breast cancer and B7-H3-SADA for potential use in prostate cancer as our first SADA constructs, and expect to file an IND for GD2-SADA in 2021.

We are also advancing a pipeline of novel BsAbs through late pre-clinical development, including our huCD33-BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. We believe our BsAbs have the potential to result in improved tumor-binding, longer serum half-life and significantly greater T-cell mediated killing of tumor cells without the need for continuous infusion. Our GD2-GD3 Vaccine for the treatment of high-risk NB patients in remission is being tested in a Phase 2 trial.

Our mission is to become the world leader in developing better and safer antibody-based oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of pediatic patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, raising capital, and acquiring and developing our technology platform among other matters. We do not have any products approved for sale and have not generated any revenues from product sales.

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

We have received aggregate gross proceeds of $374.2 million through June 30, 2020 from the sale and issuance of our common stock of $373.8 million and exercised stock options of $0.4 million.

As of June 30, 2020, we had an accumulated deficit of $232.4 million. Our net losses were $40.4 million and $18.0 million for the three months ended June 30, 2020 and 2019, respectively, and $66.6 million and $34.0 million for the six months ended June 30, 2020 and 2019, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

●	continue to advance our lead product candidates through the regulatory approval process both in the U.S. and internationally;
●	continue to advance our other product candidates through pre-clinical and clinical development;
●	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
●	initiate pre-clinical studies and clinical trials for any additional product candidates we identify;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	hire additional research, sales force, commercialization, clinical and scientific personnel; and
●	incur additional costs associated with operating as a public company, including expanding our operational, finance and management teams.

We believe that our cash on hand will be sufficient to fund our operations through the fourth quarter of 2022. We do not expect to generate revenues from product sales unless and until we successfully complete development and obtain regulatory approval for a product candidate, which is subject to significant uncertainty and may never occur. We completed our BLA submission for our lead product candidate, naxitamab for the treatment of pediatric R/R high risk NB on March 31, 2020 and omburtamab for the treatment of CNS/LM from NB on August 5, 2020.

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

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them.

Under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1,500,000 over the next three years. Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

Under the SADA License, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales-based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA constructs generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see Note 6 (License Agreements and Commitments).

If we obtain regulatory approval for our product candidates, we expect to incur significant milestone costs, as well as commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may continue to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. Because of the numerous risks and uncertainties associated with the development of our existing product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us and could have a negative impact on our financial condition.

Recent Developments

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread around the world, including the New York metropolitan area and Copenhagen, Denmark, where our primary office and laboratory spaces are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, other than those performing or supporting business-critical functions, such as certain members of our laboratory staff, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. For those employees that are performing or supporting business-critical functions, we have implemented stringent safety measures designed to comply with applicable US federal, state and local guidelines as well as Danish safety guidelines instituted in response to the COVID-19 pandemic. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or SEC, the FDA or other domestic and international regulatory authorities.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreement, or the SRA, the two CFSAs, the MCTA, and the MDSA, with MSK;
●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical studies and pre-clinical and clinical trials;
●	expenses incurred under agreement with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical and clinical trial materials, including manufacturing validation batches;
●	upfront, milestone and other non-revenue related payments due under our third-party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of naxitamab and omburtamab or any future product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;
●	the number of doses patients receive;
●	the duration of patient follow-up;

●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the timing of our BLA submissions and their acceptance;
●	the receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA or any non-U.S. regulatory authority;
●	any requirement by the FDA or any non-US regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the commercialization of approved products.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development, like naxitamab and omburtamab, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct clinical trials and potentially prepare supplementary regulatory filings for naxitamab and omburtamab.

General and Administrative Expenses

General and administrative expenses consist primarily of employee related expenses, including salaries, bonus, benefits, and stock-based compensation expenses for personnel in executive, commercial, finance and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, and fees for patent, accounting, tax, and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs and investor and public relations costs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We believe that several accounting policies are significant to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain to maintain our licenses, the payments to third parties for manufacturing and clinical research organizations and additional product development, and consumables and other materials used in research and development. The increase in research and development expenses in the three and six-month periods ended June 30, 2020 related to the up-front payment, license and other costs incurred associated with the SADA arrangement as we concluded that the patent rights acquired had no alternative future use. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

Stock-Based Compensation

We measure stock options and restricted share units granted to employees and directors based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur. We issue stock options and restricted share units to employees and directors with only service-based vesting conditions and record the expense for these awards using the straight-line method over the requisite service period.

For share-based awards granted to non-employees prior to January 1, 2019, compensation expense is recognized over the period during which services are rendered by such non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our shares of common stock and updated assumption inputs in the Black-Scholes option-pricing model. In connection with SADA agreement, we issued 213,996 shares into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares vesting ratably over the next three years on the anniversary date of the agreement (please refer to Note 9-Related Party Transactions and Note 6-License Agreements and Commitments for details). These shares will be forfeited with the termination of SADA license agreement.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Historically, we have been a private company and lack company-specific historical and implied volatility information for our shares. Therefore, we estimate our expected share price volatility based on the historical volatility of a group of publicly-traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$30,059	$14,494	$15,565
General and administrative	10,393	4,140	6,253
Total operating expenses	40,452	18,634	21,818
Loss from operations	(40,452)	(18,634)	(21,818)
Interest and other income	59	598	(539)
Net loss	$(40,393)	$(18,036)	$(22,357)

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, non-cash expense in connection with equity issuances to MSK, MIT, and non-employee researchers; and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	June 30,
	2020	2019

	(in thousands)
Outsourced manufacturing	$6,633	$5,952
Clinical trials	1,817	1,823
Outsourced research and supplies	3,632	4,209
Milestones and license acquisition costs	13,307	—
Personnel costs	2,871	1,462
Professional and consulting fees	583	382
Stock based compensation	581	201
Other	635	465
	$30,059	$14,494

Research and development expenses increased by $15.6 million, from $14.5 million for the three months ended June 30, 2019 to $30.1 million for the three months ended June 30, 2020. This was primarily due to a $13.3 million increase in milestones and license fees related to the SADA agreement, including an upfront payment of $2.0 million, $3.3 million associated with equity issuances to MSK/MIT, $7.4 million for the issuance of shares to two non-employees, and $0.6 million for milestones which were probable for the period ending June 30, 2020; and $1.8 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million, from $4.1 million for the three months ended June 30, 2019 to $10.4 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to a $1.9 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. Costs for setting up commercial infrastructure increased by $3.5 million for the three months ended June 30, 2020. In addition, business insurance and professional fees increased by $0.9 million. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs due to company’s growth.

Interest and Other Income

Other income for the three months ended June 30, 2020 was $60,000 as compared to other expenses of $598,000 for the three months ended June 30, 2019. Our interest income decreased by $538,000 attributable to a decrease in interest rates in the current period.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$48,681	$27,005	$21,676
General and administrative	18,519	7,882	10,637
Total operating expenses	67,200	34,887	32,313
Loss from operations	(67,200)	(34,887)	(32,313)
Interest and other income	628	917	(289)
Net loss	$(66,572)	$(33,970)	$(32,602)

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, non-cash expense in connection with equity issuances to MSK, MIT, and non-employee researchers; and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Outsourced manufacturing	$13,506	$11,936
Clinical trials	2,663	3,071
Outsourced research and supplies	9,776	7,509
Milestones and license acquisition costs	13,307	—
Personnel costs	5,914	2,746
Professional and consulting fees	924	605
Stock based compensation	1,091	346
Other	1,500	792
	$48,681	$27,005

Research and development expenses increased by $21.7 million, from $27.0 million for the six months ended June 30, 2019 to $48.7 million for the six months ended June 30, 2020. This was primarily due to a $1.6 million increase in outsourced manufacturing expenses for our lead product candidates, naxitamab and omburtamab; and a $13.3 million increase in milestones and license fees related to the SADA agreement, including an upfront payment of $2.0 million, $3.3 million associated with equity issuances to MSK/MIT, $7.4 million for the issuance of shares to two non-employees, and $0.6 million for milestones which we considered probable for the period ending June 30, 2020. In addition, expenses for outsourced research and supplies increased by $2.3 million, from $7.5 million for the six months ended June 30, 2019 to $9.8 million for the six months ended June 30, 2020, mainly due to increased support levels for ongoing clinical trials. Employee-related costs including salary, benefits and non-cash stock-based compensation for personnel related to our research activities, increased by $3.9 million for the six months ended June 30, 2020, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million, from $7.9 million for the six months ended June 30, 2019 to $18.5 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to a $3.6 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, costs for setting up commercial infrastructure increased by $5.5 million for the six months ended June 30, 2020, and business insurance and professional fees increased by $1.5 million. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs due to company’s growth.

Interest and Other Income

Other income for the six months ended June 30, 2020 was $628,000 as compared to other expenses of $917,000 for the six months ended June 30, 2019. The decrease of $289,000 is attributable to a decrease in interest rates in the current period.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through June 30, 2020 primarily through gross proceeds from the sale of our common stock of $230.0 million in the years 2015 through 2018 and an additional $143.8 million from the sale of our common stock in 2019. We will need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $158.1 million and $207.1 million, respectively. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019

Cash used in operating activities	$(49,391)	$(27,523)
Cash used in investing activities	(28)	(201)
Cash provided by financing activities	370	—
Effect of exchange rates on cash, cash equivalents and restricted cash	(28)	16
Net decrease in cash, cash equivalents and restricted cash	$(49,077)	$(27,708)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $49.4 million for the six months ended June 30, 2020, as compared to $27.5 million for the six months ended June 30, 2019. The $21.9 million increase in net cash used in operations was primarily due to an increase of $32.6 million in net loss for the six months ended June 30, 2020, which was primarily due to operational expenses related to the development and commercialization of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities, including a $2.0 million upfront SADA license fee payment made during the second quarter 2020. For six months ended June 30, 2020, non-cash expense increased $10.7 million. The increase in non-cash expense was largely driven by increases in stock-based compensation to employees, non-employees, and MSK/MIT, which increased $13.5 million compared to the year to date period ending June 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $28,000 for the six months ended June 30, 2020, as compared to $201,000 for the six months ended June 30, 2019. The $173,000 decrease in net cash used in investing activities was primarily caused by a decreased spending in laboratory equipment in 2020 for our newly established laboratory facilities in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $370,000 for the six months ended June 30, 2020. There were no financing activities during the six months ended June 30, 2019. The increase of $370,000 was due to the proceeds from exercised stock options during three months ended March 31, 2020.

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

We believe that our existing cash and cash equivalents as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing our lead product candidates, naxitamab and omburtamab, and conducting pre-clinical studies and clinical trials for our other product candidates;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we pursue and their development requirements;

●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have any off-balance sheet arrangements, as defined under the applicable regulations of the SEC.

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

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales-related milestones, (ii) pay mid to high single-digit royalties to MSK, on a product-by-product and country-by-country basis, of a mid to high single-digit royalties based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non-refundable but are creditable against royalty payments otherwise due under the respective agreements. Total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the MSK CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK License, the MSK CD33 License, or the SADA license. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the MSK CD33 License, or the SADA license with prior written notice to MSK.

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA construct generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1,500,000 over the next three years, which we will expense as incurred.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $158.1 million and $207.1 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at June 30, 2020. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day-to-day bank accounts. Due to the short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any material effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents denominated in DKK of $0.6 million and $1.1 million, respectively, and an immediate 2% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020, due to material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the second quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For so long as we are an emerging growth company and qualify as a smaller reporting company we expect that:

●	we will present only two years of audited financial statements, in addition to any required unaudited financial statements, with correspondingly reduced Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure as long as we continue to qualify as a smaller reporting company;
●	we will avail ourselves of the exemption from the requirement to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act; and
●	we will provide less extensive disclosure about our executive compensation arrangements.

We will remain an emerging growth company for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, which amount is periodically updated, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Based on current SEC rules and regulations, we will become a large accelerated filer on December 31, 2020, and as a result no longer be considered a Smaller Reporting Company or an Emerging Growth Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, and in our other filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and you might lose all or part of your investment

Risks Related to Our Financial Condition and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception. We have no products approved for commercial sale and we expect to incur significant losses for the foreseeable future. We may never achieve or maintain profitability, which may cause the market value of our common stock to decline significantly.

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of June 30, 2020, we had an accumulated deficit of $232.4 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our secondary public offering in November 2019. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in registration stage clinical development, no assurance can be given that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We have no product candidates approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we receive regulatory approval for the commercial sale of a product candidate. No assurance can be given that we will ever receive regulatory approval for any of our product candidates. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;
●	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties or establishing our own manufacturing capabilities and infrastructure;
●	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

●	obtaining market acceptance of our product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

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

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA constructs generated by MSK and sold for the Company by a sublicensee of the Company, the Company may pay sales-based milestone payments in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we have also committed to fund scientific research at MSK for up to $1,500,000 over the next three years.

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

As of June 30, 2020 we had cash and cash equivalents of $158.1 million. We believe that our cash on hand will be sufficient to fund our operations and capital expenditures through the fourth quarter of 2022.

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

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	the issuance of our equity securities;
●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integration;
●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
●	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

Management performed its initial assessment of the effectiveness of internal control over financial reporting. This assessment included disclosures of material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are in the process of planning and executing the activities necessary to remediate the material weaknesses identified in our assessment.

In connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, it was determined that we lack a sufficient number of trained professionals with an appropriate level of accounting knowledge, training and experience to: (a) design and maintain formal accounting policies, procedures and controls over the fair presentation of our financial statements; (b) analyze, record and disclose complex accounting matters timely and accurately, including share based compensation arrangements and accounting for license arrangements; and (c) design and maintain controls over the preparation and review of account reconciliations, journal entries and financial statements, including maintaining appropriate segregation of duties.

Each of these control deficiencies could result in a misstatement of these accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and accordingly, it was determined that these control deficiencies constitute material weaknesses.

We have commenced addressing the material weaknesses identified above by hiring additional finance and accounting professionals in 2019 and 2020 with the plan to help mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to financial reporting, financial processes and procedures and internal control procedures and we are evaluating the implementation of additional procedures to address these material weaknesses. We are in the process of designing and testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner. Additionally, if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. If we are unable to remediate the material weaknesses, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. No assurance can be given that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses.

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

The success of our product candidates, including our lead product candidates, will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing and reimbursement approvals for our lead product candidates from applicable regulatory authorities;
●	the performance of our future collaborators, if any;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials and drug product suppliers and manufacturers;
●	establishment of scaled production arrangements with third-party manufacturers to obtain finished products that are appropriately packaged for sale;

●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
●	successful launch of commercial sales following any marketing approval including the hiring of a direct salesforce and creation of marketing campaigns;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by physicians and patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;
●	the patient eligibility criteria defined in the protocol;
●	the size of the study population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	competing clinical trials for similar therapies or other new therapeutics not involving our product candidates and or related technologies;
●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will not complete a clinical trial.

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

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product or seize the product;
●	we, or any future collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
●	regulatory authorities may narrow the indications for use or require additional warnings on the label, such as a “black box” warning or a contraindication, or impose distribution or use restrictions;

●	we, or any future collaborators, may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
●	we, or any future collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive; and
●	our reputation may suffer.

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

In addition, we have initiated Study 201 and Study 101 and such studies form the primary basis for our submitted BLAs, to establish comparability of study population and pharmacokinetics analysis with Study 12-230 and Study 03-133, respectively, and to satisfy the confirmatory study and post-marketing requirements by the FDA. If the results of these studies fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process.

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

The product candidates and related technologies we have licensed have not yet led, and may never lead, to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our product candidates will require substantial additional funding beyond cash and cash equivalents and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	we may not be successful in identifying additional product candidates;
●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	our product candidates may not succeed in pre-clinical or clinical testing;

●	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

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

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	developing processes for the safe administration of our products, including long-term follow-up for all patients who receive the product;
●	the potential advantages of the product compared to competitive therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product;
●	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors; and
●	the timing of competitive product introductions and other actions by competitors in the marketplace.

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

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any regulatory approval to gain market acceptance include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977, or FCPA, Office of Foreign Assets Control, or OFAC, Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

Further, arrangements with third parties, such as our arrangement with MSK, or any potential future collaborations we may enter into involving our product candidates, are subject to numerous risks, including the following:

●	such third parties or any potential future collaborators may have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	such third parties or any potential future collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	such third parties or any potential future collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	such third parties or any potential future collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered through such arrangements or any potential future collaborations with us may be viewed by such third parties or any potential future collaborators as competitive with their own product candidates or products, which may cause such third parties or collaborators to cease to devote resources to the commercialization of our product candidates;
●	such third party or any potential future collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	such third parties or any potential future collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and such third party or any potential future collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	such third parties or any potential future collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	such arrangements or any potential future collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	such third parties or any potential future collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in global financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. We are unable to predict the extent or nature of these impacts at this time. COVID-19 is adversely affecting, and is expected to continue to adversely affect, our operations, and COVID-19 or another pandemic could have material and adverse effects on our ability to successfully operate our business due to, among other factors:

●	the destabilization of the markets and negative impacts on the healthcare system or regulatory authorities globally could negatively impact our ability to obtain approval to market, market and sell our products, including through the disruption of regulatory activities or health care activities in general;
●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;

●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;
●	the potential negative impact on our clinical trials, including as a result of any difficulty enrolling new patients in our clinical trials during the outbreak and ensuring that patients already enrolled complete our clinical trials, as well as any potential trial delays caused by or related to COVID-19;
●	potential delays in the preparation and submission of applications for regulatory approval of our products, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;
●	a general decline in business activity; and
●	a deterioration in our ability to ensure business continuity during a disruption.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;
●	injury to our reputation;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate;
●	loss of any potential future revenue; and
●	a decline in our share price.

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

We expect to rely on third-party manufacturers or third-party collaborators for the manufacture of our product candidates for commercial supply of any of our product candidates for which we or any of our potential future collaborators obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the number of potential manufacturers is limited, we would need to qualify any new manufacturers, our BLA submissions would need to be amended and ultimately the FDA must approve any new manufacturers. This approval would require new testing and cGMP, compliance inspections by the FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products;
●	our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all, may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products;
●	the risk of cross-contamination if more than one product is manufactured at our third-party manufacturer’s production facilities;
●	our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these and or any other applicable regulations and standards;

●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products;
●	our third-party manufacturers could breach, terminate or not renew their agreement with us at a time that is costly or inconvenient for us;
●	clinical and, if approved, commercial supplies for the raw materials and components used to manufacture and process our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
●	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales. Our third-party manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
●	our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. For example, during 2018 we experienced a shortage in the supply of Iodine-131, one of the components of our 131I-omburtamab product candidate, from our single source supplier. We have established a relationship with an additional supplier which we believe will be able to provide us with adequate supplies of Iodine-131. While we have not yet experienced any delays in the research and development of our 131I-omburtamab product candidate to date, any such shortages in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on our company until deficiencies are remedied.

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

Collaborations involving our product candidates pose risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development, marketing and/or commercialization of our product candidates or may elect not to continue or renew development, marketing or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or product candidates;
●	a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to the marketing and distribution of such drug or drugs;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;
●	we may be restricted under then-existing collaboration agreements from entering into future agreements on certain terms with potential collaborators;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable product candidates;

●	collaborators may learn about our discoveries, data, proprietary information, trade secrets, or compounds and use this knowledge to compete with us in the future; and
●	the number and type of our collaborations could adversely affect our attractiveness to potential future collaborators or acquirers.

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

We have only limited experience in completing a submission of a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites; or
●	manufacturing qualified materials under cGMPs for use in clinical trials.

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

Our product candidates could fail to receive marketing approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

On March 31, 2020, we completed the submission of our BLA for naxitamab to the FDA, and on August 5, 2020 we completed the submission of our BLA for omburtamab to the FDA. The FDA may raise issues and pose questions to us that may potentially delay the approval process and delay the acceptance of our BLA submissions and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or resolve all the questions and issues the FDA may pose. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required to answer such questions or concerns, we may not be able to ultimately receive a Marketing Authorization for naxitamab and omburtamab. If we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our naxitamab BLA may be extended or we may receive a Complete Response Letter.

Should the FDA refuse to accept an accelerated approval pathway for naxitamab or omburtamab, this may result in a delay in obtaining required Marketing Authorizations, which could materially adversely affect our ability to generate revenue from commercialization of the particular product candidate, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates.

We initiated submission of a rolling BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the rolling submission on August 5, 2020 with a goal of receiving approval by the FDA in early 2021. We believe that the rolling BLA submission process will provide us with the opportunity for ongoing communications with and feedback from the FDA. During the rolling submission process, however, the FDA may raise issues and pose questions to us that may delay the completion of our BLA submission and thereby potentially also delay the approval process and delay the acceptance of the complete BLA for filing and the ultimate issuance of any Marketing Authorization. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we planned. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely file our BLA and ultimately receive a Marketing Authorization for omburtamab.

The FDA retains discretion to decide not to review the our BLAs for naxitamab and omburtamab. No assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

Should the FDA refuse to accept an accelerated approval pathway for naxitamab or omburtamab or refuse rolling review of our BLAs, this may result in a delay in obtaining required Marketing Authorizations, which could materially adversely affect our ability to generate revenue from commercialization of the particular product candidate, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates.

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

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

●	the risk-benefit balance of the medicinal product is positive;
●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	unmet medical needs will be fulfilled; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

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

Our clinical trial results may also not support approval, whether accelerated approval, conditional marketing authorizations, or regular approval. The results of pre-clinical and clinical studies may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through pre-clinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	litigation involving patients taking our drug;
●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of drugs;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	restrictions on coverage by third-party payors;
●	unfavorable press coverage and damage to our reputation;

●	refusal to permit the import or export of drugs;
●	drug seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, or ACA, substantially changed the way healthcare is financed by both governmental and private insurers. The provisions of the Affordable Care Act of potential importance to our product candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum Medicaid rebates a manufacturer must pay under the Medicaid Drug Rebate Program and extension of the rebate program to individuals enrolled in Medicaid managed care organizations;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	a new Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs.

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

Our relationships with healthcare providers, physicians and third-party payors will subject us to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;
●	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	HIPAA Privacy Provisions—as amended by HITECH and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

We currently depend on proprietary technology licensed from MSK and MIT and may depend on other third-party licensors in the future. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from MSK, MIT or other third parties, we may not be able to continue developing our products.

We currently in-license certain intellectual property from MSK and MIT. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

We are a party to license agreements with MSK, MIT, and others, pursuant to which we in-license key patent and patent applications for our product candidates, products and related proprietary technologies. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach a license agreement, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In addition, any claims asserted against us by our licensors may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our product candidates or products but that are not covered by the claims of our patents;

●	the APIs in our current product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our product candidates or products and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates or products, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, it may not be offered on reasonable terms and may require that we pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

As of August 4, 2020, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 42.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish a classified board of directors such that not all members of the board are elected at one time;

●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $14.16 per share and as high as $50.49 per share through August 4, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

The market price for our common stock may be influenced by many factors, including:

●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company” as defined in the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700.0 million or we issue more than $1 billion of non-convertible debt over a three-year period. We anticipate that will no longer be an emerging growth company as of December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Utilization of net operating loss carry forwards depends on many factors, including our future income, which cannot be assured, and the impact of the Tax Reform Bill. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three year period), the corporation’s ability to use its pre change net operating loss carryforwards and other pre change tax attributes to offset its post-change taxable income or taxes may be limited. The Company has performed an analysis of its Section 382 ownership changes through December 31, 2018. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 40,014,519 shares of common stock outstanding as of August 4, 2020. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 and 5,134,750 shares sold in our secondary public offering in 2019 are freely tradable, without restriction, in the public market. As of August 4, 2020 holders of approximately 2,950,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our sales of our common stock by us, our insiders or other stockholders;

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On April 15, 2020, we issued a total of 256,896 shares of our common stock under several stock grant agreements entered into in connection with the entry into of the SADA License Agreement. The issuance did not result in proceeds to the Company. A total of 213,996 shares were issues under our 2018 Equity Incentive Plan. Share issuable under such plan have been registered under a form S-8. We have deemed the balance of this issuance to be exempt from registration under the Securities Act in reliance on Section 4(a)(2), as a transaction by an issuer not involving a public offering. No underwriters were involved in the foregoing issuance of securities.

Use of Proceeds of Our Public Offering

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

As of June 30, 2020, we had cash and cash equivalents of $158.1 million, and we have not used any of the proceeds from our secondary public offering.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

10.1

2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.2

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.3

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.4

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.5

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018) 2018

10.6

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.7

License Agreement effective as of April 15, 2020, by and among the Registrant, Memorial Sloan Kettering Cancer Center and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on April 21, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: August 6, 2020	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2020	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)