Form 10-Q
period 2020-09-30
Y-mAbs Therapeutics, Inc.
filed 2020-11-05
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

There were 40,513,657 shares of Common Stock ($0.0001 par value) outstanding as of November 2, 2020.

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

These forward-looking statements include, among other things, statements about:

●	the implementation of our business model and our plans to develop and commercialize our lead product candidates and other product candidates, including the potential clinical efficacy and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility any current or future product candidate for which we may receive marketing approval;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling naxitamab, omburtamab and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities and related assumptions;
●	the pricing and reimbursement of, and the extent to which patient assistance programs are utilized for naxitamab, omburtamab or any current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for our lead product candidates naxitamab and omburtamab, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of Biological License Application, or BLA, submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our pre-clinical studies and future clinical trials for our other product candidates and our research and development programs, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the expected date of completion and of the anticipated results;
●	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
●	our plans for remediation of material weaknesses in our internal control over financial reporting;
●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
●	the potential benefits of any future collaboration or strategic partnerships;
●	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
●	the need for, timing and amount of any future financing transaction;
●	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements;
●	developments relating to our competitors and our industry;
●	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic;
●	the impact of government laws and regulations;
●	our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing arrangements, collaborations, joint ventures or investments that we may make.

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$131,267	$207,136
Other current assets	1,942	4,819
Total current assets	133,209	211,955
Property and equipment, net	1,888	2,052
Operating lease right-of-use assets	5,123	1,989
Other assets	2,975	370
TOTAL ASSETS	$143,195	$216,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$10,320	$8,520
Accrued liabilities	7,570	4,550
Operating lease liabilities, current portion	1,887	516
Total current liabilities	19,777	13,586
Accrued milestone and royalty payments	2,466	1,921
Operating lease liabilities, long-term portion	2,517	1,714
Other liabilities	1,923	242
TOTAL LIABILITIES	26,683	17,463
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at September 30, 2020 and December 31, 2019; none issued at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 40,472,435 and 39,728,416 shares issued at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid in capital	381,803	364,712
Accumulated other comprehensive income / (loss)	(28)	50
Accumulated deficit	(265,267)	(165,863)
TOTAL STOCKHOLDERS’ EQUITY	116,512	198,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,195	$216,366

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

OPERATING EXPENSES
Research and development	$21,005	$19,660	$69,686	$46,665
General and administrative	11,636	4,699	30,155	12,581
Total operating expenses	32,641	24,359	99,841	59,246
Loss from operations	(32,641)	(24,359)	(99,841)	(59,246)
OTHER INCOME, NET
Interest and other income / (expenses), net	(191)	437	437	1,354
NET LOSS	$(32,832)	$(23,922)	$(99,404)	$(57,892)
Other comprehensive income / (loss)
Foreign currency translation	(12)	134	(78)	124
COMPREHENSIVE LOSS	$(32,844)	$(23,788)	$(99,482)	$(57,768)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.70)	$(2.49)	$(1.69)
Weighted average common shares outstanding, basic and diluted	40,187,173	34,371,927	39,971,766	34,253,739

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Stock-based compensation expense	—	—	864	—	—	864
Foreign currency translation	—	—	—	56	—	56
Net loss	—	—	—	—	(15,934)	(15,934)
Balance March 31, 2019	34,193,666	3	226,216	63	(100,769)	125,513
Stock-based compensation expense	—	—	971	—	—	971
Foreign currency translation	—	—	—	(66)	—	(66)
Net loss	—	—	—		(18,036)	(18,036)
Balance June 30, 2019	34,193,666	3	227,187	(3)	(118,805)	108,382
Issuance of common stock to non-employees	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	1,345	—	—	1,345
Foreign currency translation	—	—	—	134	—	134
Net loss	—	—	—	—	(23,922)	(23,922)
Balance September 30, 2019	34,593,666	$3	$228,532	$131	$(142,727)	$85,939

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	4	367,293	75	(192,042)	175,330
Issuance of common stock to non-employees	256,896	—	8,707	—	—	8,707
Stock-based compensation expense	—	—	2,455	—	—	2,455
Foreign currency translation	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(40,393)	(40,393)
Balance June 30, 2020	40,014,519	4	378,455	(16)	(232,435)	146,008
Exercise of stock options	57,916	—	215	—	—	215
Issuance of common stock to non-employee	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,133	—	—	3,133
Foreign currency translation	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(32,832)	(32,832)
Balance September 30, 2020	40,472,435	$4	$381,803	$(28)	$(265,267)	$116,512

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,404)	$(57,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279	87
Stock-based compensation	7,799	3,180
Non-cash expense in connection with equity issuance to MSK/MIT	1,331	—
Non-cash expense in connection with equity issuance to inventors	7,376	—
Foreign currency transactions	(62)	123
Changes in assets and liabilities:
Other current assets	1,939	2,262
Other assets	2	(131)
Accounts payable	1,800	1,031
Accrued liabilities and other	5,404	2,422
NET CASH USED IN OPERATING ACTIVITIES	(73,536)	(48,918)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(131)	(818)
Loans to inventors	(2,610)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,741)	(818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	585	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	585	—
Effect of exchange rates on cash and cash equivalents	(177)	57
NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,869)	(49,679)
Cash and cash equivalents at the beginning of period	207,136	147,871
Cash and cash equivalents at the end of period	$131,267	$98,192

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	—	752
Right-of-use assets obtained in exchange for lease obligations	2,679	901

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

The Company’s drug candidates are in various stages of development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit of $265.3 million as of September 30, 2020 and $165.9 million as of December 31, 2019. Through September 30, 2020, the Company has funded its operations through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its secondary public offering in November 2019. The future viability of the Company, until such time that the Company has commercialized any of its products, is dependent on its ability to raise additional capital to finance its operations.

As of September 30, 2020, the Company had cash and cash equivalents of $131.3 million. As of the issuance date of the quarterly financial statements as of and for the nine months ended September 30, 2020, the Company expects that its cash and cash equivalents at September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months, irrespective of whether any product approvals are obtained.

The Company may raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company on attractive terms or at all when needed from equity or debt financing. If FDA approvals for naxitamab or omburtamab do not occur or are significantly delayed, and the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance its liquidity position which may include significantly reducing the current rate of spending through delaying, scaling back current operations, or suspending certain research and development programs and other operational programs.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, any other interim periods, or any future year or period. The December 31, 2019 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following tables present the Company’s fair value hierarchy for its financial instruments, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$120,297	$—	$120,297
	$—	$120,297	$—	$120,297

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$197,879	$—	$197,879
	$—	$197,879	$—	$197,879

For the quarter ended September 30, 2020, there were no transfers between Level 1, Level 2, and Level 3.

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

Upon adoption of the new leasing standards, the Company recognized a lease liability of $1.8 million and a related right-of-use asset of $1.5 million with the difference being due to the elimination of previously reported deferred rent. Please reference Note 6—License Agreement and Commitments for details.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)

Net loss (numerator)	$(32,832)	$(23,922)	$(99,404)	$(57,892)
Weighted-average shares (denominator)	40,187	34,372	39,972	34,254
Basic and diluted net loss per share	$(0.82)	$(0.70)	$(2.49)	$(1.69)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted shares and RSUs and totaled 5,056,288 shares as of September 30, 2020 and 4,124,169 shares as of September 30, 2019, and were excluded because including them would have an anti-dilutive impact.

NOTE 5—ACCRUED LIABILITIES

Accrued short-term liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)

Accrued licensing, milestone and royalty payments	$1,334	$354
Accrued clinical costs	729	1,584
Accrued compensation and board fees	3,853	1,475
Accrued manufacturing costs	1,319	760
Other	335	377
Total	$7,570	$4,550

NOTE 6—LICENSE AGREEMENTS AND COMMITMENTS

As of September 30, 2020, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in our annual report on Form 10-K, are the MSK License and the CD33 License Agreement. In addition, the Company has entered into the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”). Through a Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in Note 5 for accrued milestone and royalty payments are inclusive of obligations under the MSK License, CD33 License Agreement and SADA License Agreement, collectively.

We have the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the period ending September 30, 2020:

	Cash paid	Expense	Expense	Expense	Expense	Accrued liabilities	Accrued liabilities	Accrued liabilities	Accrued liabilities
Agreements	Nine months ended September 2020	Nine months ended September 2020	Nine months ended September 2019	Three months ended September 2020	Three months ended September 2019	Current as of September 2020	Non-current as of September 2020	Current as of December 2019	Non-current as of December 2019
MSK	$ 80,000	$ -	$ -	$ -	$ -	$ 234,000	$ 1,411,000	$ 254,000	$ 1,471,000
CD33	—	—	—	—	—	100,000	450,000	100,000	450,000
MabVax	—	—	—	—	—	—	—	—	—

The below table represents the maximum clinical, regulatory or sales-based miletones as reflected within the agreements, certain of which have been paid in prior periods or are accrued as presented in the table above:

	Maximum	Maximum	Maximum
Agreements	Clinical Milestones	Regulatory Milestones	Sales-based milestones
MSK	$ 2,450,000	$ 9,000,000	$ 20,000,000
CD33	550,000	500,000	7,500,000
MabVax	200,000	1,200,000	—

Minimum royalties and certain clinical milestones that become due based upon the passage of time under the CD33 License Agreement and the MabVax Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of September 30, 2020.

SADA License Agreement

On April 15, 2020, we entered into a license agreement (the “SADA License Agreement”) with MSK and Massachusetts Institute of Technology (“MIT”) that grants us an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent and intellectual property to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA BiDE Pre-targeted Radioimmunotherapy Platform (“SADA technology”). We have assessed the licensing and other rights acquired and given the lack of outputs upon acquisition and that no employees were acquired, among other factors, we have concluded that the licensing rights represented an asset acquisition.

The patents and patent applications covered by this agreement are directed, in part, to the SADA technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement and in exchange for the licenses granted thereunder, we concluded that the technology acquired under the licensing arrangement had no alternative future use. This conclusion was based on consideration of the rights conveyed under the agreement, extent of further development necessary and presence of uncertainty prior to obtaining regulatory approval for any product. Accordingly, we expensed and paid MSK and MIT an upfront payment of $1,995,000. During the quarter ended June 30, 2020, we expensed $3,331,000 associated with stock grants available to MSK and MIT. This includes $1,331,000 related to 42,900 shares of common stock issued to the licensors on the effective date of the agreement based on the fair value of the stock on the grant date and $2,000,000 of future stock grants which will be paid on the anniversary date of the SADA License Agreement in 2021 and 2022. These awards survive the potential termination of the licensing arrangement, unless a breach by the licensors occurs, and can be settled in cash or stock at the determination of the Company. During the quarter ended June 30, 2020, we expensed $7,376,000 related to 213,996 shares issued to two non-employee researchers based on the fair value of the shares on the grant date. Please reference Note 7-Stockholders’ Equity for additional details.

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

Research and development is inherently uncertain and as described above, should such research and development fail, the SADA License Agreement is cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreement when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. During the three and nine month period ended September 30, 2020, we expensed $0 and $605,000, respectively, of milestones under the SADA License Agreement. This includes all time-based milestones coming due within 36 months of the effective date of the agreement as this represents the time period we expect will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement. The Company does not consider any other milestones under the SADA License Agreement to be probable as of September 30, 2020.

We have the following SADA related balances and commitments which include all obligations that have been paid or accrued as of and for the priod ending September 30, 2020:

	Cash paid	Expense	Expense	Expense	Expense	Accrued liabilities	Accrued liabilities	Accrued liabilities	Accrued liabilities
Agreements	Nine months ended September 2020	Nine months ended September 2020	Nine months ended September 2019	Three months ended September 2020	Three months ended September 2019	Current as of September 2020	Non-current as of September 2020	Current as of September 2019	Non-current as of September 2019
SADA	$ 1,995,000	$ 13,307,000	$ -	$ -	$ -	$ 1,000,000	$ 1,605,000	$ -	$ -

The below table represents the maximum clinical, regulatory or sales-based miletones as reflected within the agreements, certain of which have been paid in prior periods or are accrued as presented in the table above:

	Maximum	Maximum	Maximum
Agreements	Clinical Milestones	Regulatory Milestones	Sales-based milestones
SADA	$ 4,730,000	$ 18,125,000	$ 23,750,000

Minimum royalties and certain clinical milestones that become due based upon the passage of time under the SADA Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of September 30, 2020.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; a CD33 sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. For the three months ended September 30, 2020 and 2019, we incurred research and development expenses of $1,050,000 and $1,384,000, respectively, under these agreements. For the nine months ended September 30, 2020 and 2019, we incurred research and development expenses of $3,028,000 and $5,307,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3,617,000 as right of use asset and $2,680,000 as lease liability with the difference of $937,000 being due to prepayment of an initial fee of $500,000 to commence design and construction of the production area and access fees of $437,000. The company will pay additional access fees of $2,796,000 in equal monthly installments of approximately $117,000 starting in September 2020 for two years. There are no renewal options within this agreement.

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

Total operating lease costs were $330,000 and $174,000 for the three months ended September 30, 2020 and 2019, respectively, and $680,000 and $502,000 for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, the operating lease expenses were recorded as $280,000 in research and development expense and $50,000 in general and administrative expense. For the three months ended September 30, 2019, the expenses were recorded as $129,000 in research and development expense and $45,000 in general and administrative expense. For the nine months ended September 30, 2020, the expenses were recorded as $529,000 in research and development expense and $151,000 in general and administrative expense. For the nine months ended September 30, 2019, the expenses were recorded as $367,000 in research and development expense and $135,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020 was $201,000 and $594,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at September 30, 2020 were as follows (in thousands):

Operating Leases
at September 30, 2020
Remainder of 2020	$541
Years ending December 31,
2021	2,168
2022	1,587
2023	540
2024	64
Total lease payments	4,900
Less: Imputed interest	(496)
Total operating lease liabilities at September 30, 2020	$4,404

Maturities of operating leases at December 31, 2019 were as follows (in thousands):

Operating Leases
at December 31, 2019
2020	$749
2021	753
2022	646
2023	539
2024	77
Total lease payments	2,764
Less: Imputed interest	(534)
Total operating lease liabilities at December 31, 2019	$2,230

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted average remaining lease term is 2.42 years and the weighted average discount rate used to determine the operating lease liability was 7.6%.

NOTE 7—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2020 and December 31, 2019, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 40,472,435 shares of its common stock as of September 30, 2020 and 39,728,416 shares of its common stock as of December 31, 2019.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2020 or December 31, 2019.

Stock grant agreements with non-employees

In August 2015, we entered into certain stock grant agreements with non-employees of the Company. We agreed to issue a total of 2,800,000 shares to two non-employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. These two researchers were employees of MSK. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 544,000 shares were issued to the two researchers, whereby one of the two grants was fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares were issued in August 2020, subject to certain conditions. No future shares will be issued under this award. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represents the fair value of the shares on the grant date.

In July 2020, pursuant to the stock grant agreements, we also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three year Secured Promissory Note. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans with interest rates that are at market. The loans are recorded at amortized cost, which approximates fair value due to the short-term nature and minimal changes in market interest rates.

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

Stock Option Valuation

For the three month periods ended September 30, 2020 and 2019, stock-based compensation for stock option grants were $3,083,000 and $1,324,000, respectively, for options granted to employees and directors. For the three months ended September 30, 2020, the expenses were recorded as $686,000 in research and development expense and $2,397,000 in general and administrative expense. For the three months ended September 30, 2019, the expenses were recorded as $263,000 in research and development expense and $1,061,000 in general and administrative expense.

For the nine month periods ended September 30, 2020 and 2019, stock-based compensation for stock option grants were $7,676,000 and $3,124,000, respectively, for options granted to employees and directors. For the nine months ended September 30, 2020, the expenses were recorded as $1,712,000 in research and development expense and

$5,964,000 in general and administrative expense. For the nine months ended September 30, 2019, the expenses were recorded as $577,000 in research and development expense and $2,547,000 in general and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2019	4,005,873	$10.67	$82,944	7.34
Granted	1,196,000	35.98
Exercised	(83,694)	6.99
Forfeited	(89,667)	25.00
Outstanding and expected to vest at September 30, 2020	5,028,512	$16.50	$113,742	7.26
Exercisable at September 30, 2020	2,900,840	$6.81	$91,617	5.97

The weighted average fair value of stock options granted for the three months ended September 30, 2020 was $23.72. There were 155,000 shares stock options granted for the three months ended September 30, 2020. There were no stock options granted during the three months ended September 30, 2019.

The weighted average fair value of stock options granted for the nine months ended September 30, 2020 and 2019 was $20.72 and $12.34, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. We estimate our expected share price volatility based on the historical volatility of a group of publicly-traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended September 30, 2020.

As of September 30, 2020, we had $33.0 million of unrecognized compensation expense related to employee stock options that is expected to vest over a period of 2.85 years. As of December 31, 2019, we had $15.9 million of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.72 years.

Restricted Stock Unit Activity

For the three months ended September 30, 2020 and September 30, 2019, stock-based compensation for restricted stock unit grants was $53,000 and $21,000, respectively. For the three months ended September 30, 2020, the expenses were recorded as $48,000 in research and development expense and $5,000 in general and administrative expense. For the three months ended September 30, 2019, the expenses were recorded as $19,000 in research and development expense and $2,000 in general and administrative expense.

For the nine months ended September 30, 2020 and September 30, 2019, stock-based compensation for restricted stock unit grants was $123,000 and $56,000, respectively. For the nine months ended September 30, 2020, the expenses were recorded as $112,000 in research and development expense and $11,000 in general and administrative expense. For the nine months ended September 30, 2019, the expenses were recorded as $50,000 in research and development expense and $6,000 in general and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2019	10,296	$23.11	2.05
Granted	21,569	22.75
Vested	(3,429)	23.11
Forfeited	(660)	20.76
Outstanding and expected to vest at September 30, 2020	27,776	$23.16	2.40

As of September 30, 2020, we had $524,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.40 years. As of September 30, 2019, we had $183,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.30 years.

NOTE 9—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, SADA License Agreement, the CD33 License Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $1,050,000 and $1,384,000 in the three months ended September 30, 2020 and 2019, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $7,626,000 and $5,307,000 in the nine months ended September 30, 2020 and 2019, respectively, under these agreements with MSK. Please refer to Note 6 – License Agreements and Commitments for additional details on our agreements with MSK. As of September 30, 2020, we had a total of $1,467,000 recorded as accounts payable, $4,709,000 as accrued liabilities, thereby totaling $6,176,000 due to MSK. As of December 31, 2019, we had a total of $188,000 recorded as accounts payable, $3,983,000 as accrued liabilities, thereby totaling $4,171,000 due to MSK.

NOTE 10—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $32.8 million and $23.9 million for the three month periods ended September 30, 2020 and 2019, respectively, and the net losses of $99.4 million and $57.9 million for the nine month periods ended September 30, 2020 and 2019, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of September 30, 2020 and December 31, 2019, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2019, 2018, 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

The valuation allowance relates primarily to net U.S. deferred tax assets from operating losses, research and development tax credit carryforwards, and acquired intangibles.

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

NOTE 11—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the three or nine months ended September 30, 2020 and 2019.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from Danish subsidiary were made for three and nine months ended September 30, 2020, and contributions from our Danish subsidiary were immaterial for the three and nine months ended September 30, 2019. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

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

Our Company

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel, antibody based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

In June 2020, the Biologics License Application, or BLA, for naxitamab for the treatment of patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in bone and/or bone marrow was accepted for priority review by the U.S. Food and Drug Administration, or FDA. The FDA set an action date of November 30, 2020, under the Prescription Drug User Fee Act, or PDUFA. Naxitamab is currently also being investigated in three Phase 2 clinical studies for the treatment of patients with first-line NB, third-line NB, and in relapsed osteosarcoma. In addition, we are in the process of preparing a BLA for radiolabeled omburtamab for the treatment of pediatric patients with central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. We plan to commercialize naxitamab and omburtamab as soon as possible after obtaining FDA approval, if such approval occurs.

Additionally, we are conducting clinical studies of omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have an omburtamab follow-on product candidate, 177Lu-omburtamab-DTPA, in Phase 1 for the treatment of medulloblastoma, and in Phase 1 in adults targeting B7-H3 positive CNS/LM tumors. In addition, we have an ongoing Phase 2 trial at Memorial Sloan Kettering Cancer Center, or MSK, with our GD2-GD3 Vaccine for the treatment of Stage 4 high-risk NB. We believe the GD2-GD3 Vaccine can potentially serve as an add-on treatment to naxitamab.

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. The Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the minimal binding affinity necessary to recruit T cells. We have initiated a Phase 1 trial with nivatrotamab, our GD2 BsAb product candidate for the treatment of refractory GD2 positive adult and pediatric solid tumors, thereby addressing large patient populations. In addition, we are advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, which we expect to enter clinical testing in 2021. We are also advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

We are using our proprietary radioimmunotherapy platform to advance a series of antibody constructs based on the SADA technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors, B7-H3-SADA for potential use in prostate cancer, GPA33-SADA for potential use in colon cancer, and HER2-SADA for potential use in breast cancer as our first SADA constructs, and expect to file an IND for GD2-SADA in 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Our mission is to become the world leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

We have received aggregate gross proceeds of $374.4 million through September 30, 2020 from the sale and issuance of our common stock of $373.8 million and exercise of stock options of $0.6 million.

As of September 30, 2020, we had an accumulated deficit of $265.3 million. Our net losses were $32.8 million and $23.9 million for the three months ended September 30, 2020 and 2019, respectively, and $99.4 million and $57.9 million for the nine months ended September 30, 2020 and 2019, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur consistent or increasing levels of expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

We do not expect to generate revenues from product sales unless and until we successfully launch a product candidate. To the extent we receive approval for naxitamab or omburtamab, we will receive a Priority Review Voucher, or PRV, from the FDA for each of the approved products, which we intend to monetize and use the potential proceeds to fund further research and development and other operational programs. We expect product approval for naxitamab in November 2020. Accordingly, we expect our cash on hand and cash from operations will be sufficient to fund our operations through the fourth quarter of 2022. If naxitamab or omburtamab are not approved or there are significant delays in the approvals, we will likely need to complete certain actions which would be designed to enhance our liquidity position, and may include the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants, or other sources of funding, or otherwise be required to reduce the current rate of spending through eliminating, delaying, scaling back current operations, or suspending certain research and development programs and other operational programs.

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

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement to fund at least $1,500,000 in scientific research at MSK over the next three years. Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

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

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see Note 6 - License Agreements and Commitments.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so until the end of 2020 at the earliest. We expect that we will experience increasing losses as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our ability to generate revenue for each product candidate for which we receive regulatory approval, if any, will depend on numerous factors, including reimbursement coverage, competition, commercial manufacturing capability and market acceptance of such approved products.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreements, or the SRA, the two CFSAs, the MCTA, and the MDSA, with MSK;

●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical studies and pre-clinical and clinical trials;
●	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical and clinical trial materials, including manufacturing validation batches;
●	upfront, milestone and other non-revenue related payments due under our third-party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, conduct clinical trials and potentially prepare regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for naxitamab and omburtamab.

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

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain to maintain our licenses, the payments to third parties for manufacturing and clinical research organizations and additional product development, and consumables and other materials used in research and development. The increase in research and development expenses in the nine month period ended September 30, 2020 related to the up-front payment, license and other costs incurred associated with the SADA arrangement as we concluded that the patent rights acquired had no alternative future use. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

The Company’s financial instruments are carried at fair value, determined according to the fair value hierarchy described above.

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

In connection with SADA agreement, we issued 213,996 shares into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares vesting ratably over the next three years on the anniversary date of the agreement (please refer to Note 9 Related Party Transactions and Note 6 License Agreements and Commitments for details). These shares will be forfeited with the termination of SADA license agreement.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$21,005	$19,660	$1,345
General and administrative	11,636	4,699	6,937
Total operating expenses	32,641	24,359	8,282
Loss from operations	(32,641)	(24,359)	(8,282)
Interest and other income	(191)	437	(628)
Net loss	$(32,832)	$(23,922)	$(8,910)

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

	Three Months Ended
	September 30,
	2020	2019

	(in thousands)
Outsourced manufacturing	$9,331	$11,337
Clinical trials	1,892	1,344
Outsourced research and supplies	3,595	3,995
Personnel costs	3,482	1,512
Professional and consulting fees	834	401
Stock-based compensation	734	281
Other	1,137	790
	$21,005	$19,660

Research and development expenses increased by $1.3 million, from $19.7 million for the three months ended September 30, 2019 to $21.0 million for the three months ended September 30, 2020. This was primarily due to $2.4 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation due to our expanding workforce; a $0.5 million increase in clinical trials; and a $0.4 million increase in professional and consulting fees. These increases were partially offset by a decrease of $2.0 million in outsourced manufacturing cost for our lead product candidates, naxitamab and omburtamab.

General and Administrative Expenses

General and administrative expenses increased by $6.9 million, from $4.7 million for the three months ended September 30, 2019 to $11.6 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $2.2 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation. Costs for setting up commercial infrastructure increased by $3.2 million for the three months ended September 30, 2020. In addition, business insurance and professional fees increased by $1.6 million. The increase in general and administrative expenses overall primarily relates to the higher infrastructure and administrative costs due to company’s growth.

Interest and Other Income/(Expenses)

Other expense for the three months ended September 30, 2020 was $191,000 as compared to other income of $437,000 for the three months ended September 30, 2019. Our interest income decreased by $628,000 attributable to foreign currency exchange losses and a decrease in interest rates and in the current period.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$69,686	$46,665	$23,021
General and administrative	30,155	12,581	17,574
Total operating expenses	99,841	59,246	40,595
Loss from operations	(99,841)	(59,246)	(40,595)
Interest and other income	437	1,354	(917)
Net loss	$(99,404)	$(57,892)	$(41,512)

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

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Outsourced manufacturing	$22,837	$23,273
Clinical trials	4,555	4,415
Outsourced research and supplies	13,371	11,504
Milestones and license acquisition costs	13,307	—
Personnel costs	9,396	4,258
Professional and consulting fees	1,758	1,006
Stock-based compensation	1,825	627
Other	2,637	1,582
	$69,686	$46,665

Research and development expenses increased by $23.0 million, from $46.7 million for the nine months ended September 30, 2019 to $69.7 million for the nine months ended September 30, 2020. This was primarily due to a $1.9 million increase in outsourced research and supplies expenses due to increased support levels for ongoing clinical trials; and a $13.3 million increase in milestones and license fees related to the SADA agreement, including an upfront payment of $2.0 million, $3.3 million associated with equity issuances to MSK/MIT, $7.4 million for the issuance of shares to two non-employees, and $0.6 million for milestones which we considered probable for the period ending

September 30, 2020. Employee-related costs including salary, benefits and non-cash stock-based compensation, increased by $6.3 million for the nine months ended September 30, 2020, due to our expanding workforce.

General and Administrative Expenses

General and administrative expenses increased by $17.6 million, from $12.6 million for the nine months ended September 30, 2019 to $30.2 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to a $5.8 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation. In addition, costs for setting up commercial infrastructure increased by $8.7 million for the nine months ended September 30, 2020, and business insurance and professional fees increased by $3.1 million. The increase in general and administrative expenses overall primarily relates to the infrastructure and administrative costs due to company’s growth.

Interest and Other Income

Other income for the nine months ended September 30, 2020 was $437,000 as compared to other income of $1,354,000 for the nine months ended September 30, 2019. The decrease of $917,000 is attributable to foreign currency exchange losses and a decrease in the interest rates in the current period.

Liquidity and Capital Resources

Overview

Since our inception we have incurred significant net operating losses and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We do not currently have any approved products and have never generated any revenue from product sales. We have financed our operations through September 30, 2020 primarily through gross proceeds from the sale of our common stock. We will need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

As of September 30, 2020 we had cash and cash equivalents of $131.3 million. We do not expect to generate revenues from product sales unless and until we successfully launch a product candidate. To the extent we receive approval for naxitamab or omburtamab, we will receive a PRV from the FDA for each of the approved products, which we intend to monetize and use the potential proceeds to fund further research and development and other operational programs. We expect product approval for naxitamab in November 2020. Accordingly, we expect our cash on hand and cash from operations to be sufficient to fund our operations through the fourth quarter of 2022. If naxitamab or omburtamab are not approved or there are significant delays in the approvals, we will likely need to complete certain actions which would be designed to enhance our liquidity position, and may include the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants, or other sources of funding, or otherwise be required to reduce the current rate of spending through eliminating, delaying, scaling back current operations, or suspending certain research and development programs and other operational programs.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

Cash used in operating activities	$(73,536)	$(48,918)
Cash used in investing activities	(2,741)	(818)
Cash provided by financing activities	585	—
Effect of exchange rates on cash and cash equivalents	(177)	57
Net decrease in cash and cash equivalents	$(75,869)	$(49,679)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $73.5 million for the nine months ended September 30, 2020, as compared to $48.9 million for the nine months ended September 30, 2019. The $24.6 million increase in net cash used in operations was primarily due to an increase of $41.5 million in net loss for the nine months ended September 30, 2020, which was primarily due to operational expenses related to the development and commercialization of our lead product candidates, naxitamab and omburtamab, and the expansion of our other business activities. For the nine months ended September 30, 2020, non-cash expense increased by $16.9 million. The increase in non-cash expense was largely driven by increases in stock-based compensation to employees, non-employees, and MSK/MIT, which increased by $13.3 million compared to the year to date period ending September 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,741,000 for the nine months ended September 30, 2020, as compared to $818,000 for the nine months ended September 30, 2019. The $1,923,000 increase in net cash used in investing activities was primarily caused by $2.6 million in loans to two researchers related to their individual tax payments due in conjunction with stock grants (please reference Note 7 – Stockholder’s Equity), partially offset by decreased spending in laboratory equipment in 2020 as our New Jersey laboratory facilities were established in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $585,000 for the nine months ended September 30, 2020. There were no financing activities during the nine months ended September 30, 2019. The increase of $585,000 was due to the proceeds from exercised stock options during nine months ended September 30, 2020.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we complete clinical development of our lead product candidates, naxitamab and omburtamab, and initiate and advance our BLA submission for omburtamab. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any of our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Furthermore, we expect to incur higher costs associated with operating as a public company. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

We do not expect to generate revenues from product sales unless and until we successfully launch a product candidate. To the extent we receive approval for naxitamab or omburtamab, we will receive a PRV from the FDA for each of the approved products, which we intend to monetize and use the potential proceeds to fund further research and development and other operational programs. We expect product approval for naxitamab in November 2020. Accordingly, we expect our cash on hand and cash from operations to be sufficient to fund our operations through the fourth quarter of 2022. If naxitamab or omburtamab are not approved or there are significant delays in the approvals, we will likely need to complete certain actions which would be designed to enhance our liquidity position, and may include the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants, or other sources of funding, or otherwise be required to reduce the current rate of spending through eliminating, delaying, scaling back current operations, or suspending certain research and development programs and other operational programs.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing our lead product candidates, naxitamab and omburtamab, and conducting pre-clinical studies and clinical trials for our other product candidates;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

●	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interest in our company may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales-related milestones, (ii) pay mid to high single-digit royalties to MSK, on a product-by-product and country-by-country basis, of a mid to high single-digit royalties based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, starting in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non-refundable but are creditable against royalty payments otherwise due under the respective agreements. The total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each SADA construct generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1,500,000 over the next three years, which we will expense as incurred.

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

Recent Accounting Pronouncements

Refer to Note 3 “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $131.3 million and $207.1 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at September 30, 2020. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in day-to-day bank accounts. Due to the short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any material effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents denominated in DKK of $0.1 million and $1.1 million, respectively, and an immediate 2% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020, due to material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the third quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

We are continuing the costly and challenging process of compiling the system and processing documentation necessary to design, implement and test the processes and controls to remediate the identified deficiencies needed to comply with Section 404. We are addressing the material weaknesses identified above as we have hired additional finance and accounting professionals in 2019 and 2020 with the plan to mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to segregation of duties, financial reporting, financial processes and internal control procedures; and we are evaluating the implementation of additional procedures to address these material weaknesses. We have also implemented controls across our significant cycles and IT general controls. We are in the process of testing controls designed to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of September 30, 2020, we had an accumulated deficit of $265.3 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our secondary public offering in November 2019. To date, we have devoted substantially all of our efforts to research and development of our lead product candidates. While our lead product candidates are in registration stage clinical development, no assurance can be given that we will receive regulatory approval for the sale of these or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We have no product candidates approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until sometime after we receive regulatory approval for the commercial sale of a product candidate. No assurance can be given that we will ever receive regulatory approval for any of our product candidates. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	the successful launch and commercialization of our product candidates for which we may obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining regulatory approvals, marketing authorizations and reimbursements from payors for product candidates for which we complete clinical studies;
●	developing and maintaining a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties or establishing our own manufacturing capabilities and infrastructure;

●	obtaining market acceptance of our product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, distribution or other arrangements into which we may enter;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

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

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting clinical trials of our lead product candidates and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale drug or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful drug commercialization. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize our product candidates.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we agreed to pay MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with Study 101. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development milestone payments totaling $1,400,000 and mid single-digit royalty payments to MSK.

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA constructs generated by MSK and sold for the Company by a sublicensee of the Company, the Company may pay sales-based milestone payments in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we have also committed to fund scientific research at MSK under a Sponsored Research Agreement for up to $1,500,000 over the next three years.

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

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek marketing approval for our lead product candidates and our other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur commercialization expenses, which may be significant, related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, we expect to incur higher costs over time associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient amounts of additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

As of September 30, 2020 we had cash and cash equivalents of $131.3 million. We do not expect to generate revenues from product sales unless and until we successfully launch a product candidate. To the extent we receive approval for naxitamab or omburtamab, we will receive a PRV, from the FDA for each of the approved products, which we intend to monetize and use the potential proceeds to fund further research and development and other operational programs. We expect product approval for naxitamab in November 2020. Accordingly, we expect our cash on hand and cash from operations to be sufficient to fund our operations through the fourth quarter of 2022. If naxitamab or omburtamab are not approved or there are significant delays in the approvals, we will likely need to complete certain actions which would be designed to enhance our liquidity position, and may include the sale of our equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants, or other sources of funding, or otherwise be required to reduce the current rate of spending through eliminating, delaying, scaling back current operations, or suspending certain research and development programs and other operational programs.

However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates if approved and may need to raise additional funds earlier if we choose to expand more rapidly than we presently anticipate.

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

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial revenues from the sale of our product candidates, if approved, we expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, limiting our ability to conduct licensing transactions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We intend to focus our efforts and managerial resources on specific product candidates and on specific indications such as naxitamab for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow. As a result, we may forgo or delay pursuit of opportunities with other product candidates for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product.

We expect our operating results to fluctuate in future periods, which may adversely affect our stock price.

Our quarterly operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of any future commercial efforts, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

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

We are addressing the material weaknesses identified above by hiring additional finance and accounting professionals in 2019 and 2020 with the plan to help mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to segregation of duties, financial reporting, financial processes and procedures and internal control procedures and we are evaluating the implementation of additional procedures to address these material weaknesses. We are in the process of designing and testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner. Additionally, if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. If we are unable to remediate the material weaknesses, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. No assurance can be given that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses.

Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2020. We will no longer be an “emerging growth company” as of December 31, 2020 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2020. Our independent registered public accounting firm may issue a report on internal control over financial reporting that is adverse in the event our controls are determined to not be effectively designed, implemented or operating. Our remediation efforts may not enable us to avoid material weaknesses in our internal control over financial reporting in the future.

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

Risks Related to Product Development and Commercialization

Our product candidates and related technologies are novel approaches to cancer treatment that present significant challenges, and our ability to generate product revenue is dependent on the success of one or more of our lead product candidates, which might require additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these, therefore, subjects us to a number of challenges. We currently generate no revenues from sales of any products, we have never obtained marketing approval for a product candidate and we may never be able to develop a marketable product. Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our lead product candidates, which will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

We have no experience operating as a commercial company and the marketing and sale of any approved products may be unsuccessful or less successful than anticipated.

We have no experience as a commercial company and there is no information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling our product candidates, if approved, we will need to successfully:

●	establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our product candidates;
●	obtain adequate pricing and reimbursement for our product candidates;
●	gain regulatory authorization for the development and commercialization of our product candidates;
●	develop and maintain successful strategic alliances;
●	accurately forecast demand for our products and scale manufacturing to meet that demand; and
●	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop product candidates, raise capital, expand our business, or continue our operations.

The commercial success of any future approved product, will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

The commercial success of any future approved product, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If any future approved products do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of any future product, if approved for commercial sale, will depend on a number of factors, including:

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

We have only recently established our marketing and sales organization and have only limited experience in marketing and sale of biopharmaceutical products. We may not be successful in commercializing any future approved product unless we are able to maintain and expand our sales and marketing capabilities or enter into agreements with third parties to sell and market such approved products.

We have only recently established our marketing and sales organization and have only limited experience in marketing and sale of biopharmaceutical products. We are not currently a party to a strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States. We are currently exploring selectively establishing partnerships in markets outside the United States to support the commercialization of our product candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently initiating the process of building our own sales capabilities in Europe.

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

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any regulatory approval to gain market acceptance include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products, in particular in light of current reduced in-person access to medical institutions and personnel and other significant disruptions to the healthcare system and community due to COVID-19;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive drug lines;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

If we enter into arrangements with third parties to perform sales and marketing services, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we might not be successful in commercializing any of our product candidates for which we receive marketing approval. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of our product candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry, and the market for developing antibody-based products in particular, is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our actual and potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations as well as established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the commercialization and development of our product candidates and related technologies.

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7-H3. United Therapeutics Corporation has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States and has announced plans to seek a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with R/R NB. In addition, naxitamab, if approved, may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high-risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in 2020 in R/R NB. In January 2020, EUSA and BeiGene Ltd., announced an exclusive collaboration to commercialize Qarziba® in mainland China.

We may not be the first to the market for our product candidates, even if approved, and that may affect the price or demand for our products. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our products. We may not be able to implement our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our products, or if physicians switch to other new drug or biologic products or choose to reserve our products for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected. Also, the market opportunity for our product candidates may be smaller than we expect.

Our current target patient population is based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by our product candidates, which is derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research. The total addressable market opportunity for our product candidates, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future products for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of our product candidates (if approved) for front-line and third-line therapy.

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

Our product candidates may cause serious adverse events, or SAEs, undesirable side effects or have other properties that could halt their clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients or cause regulatory authorities to require labeling statements, such as boxed warnings. Even after approval, if we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

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

Treatment-related undesirable side effects or adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us. We expect to have to educate and train medical personnel using our products and product candidates to understand their side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates if approved. Inadequate training in recognizing or managing the potential side effects of our products or product candidates could result in adverse effects to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition and prospects.

Undesirable side effects caused by our product nadidates could limit the commercial profile of such product candidate or result in significant negative consequences such as a more restrictive label or other limitations or restrictions.

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

In addition, we have initiated Study 201 and Study 101 and such studies form the primary basis for our submitted and planned BLAs for naxitamab and omburtamab, respectively, to establish comparability of study population and pharmacokinetics analysis with Study 12-230 and Study 03-133, respectively, and to satisfy the confirmatory study and post-marketing requirements by the FDA. If the results of these studies fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process.

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

We currently have in place several agreements with MSK that are important and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or because the commercial potential is difficult to predict.

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

●	our ability to successfully launch, commercialize, and generate revenue from our product candidates, even if approved, may be adversely affected by the impact of the COVID-19 pandemic. For example, limited hospital access for non-patients, social distancing requirements, and precautionary measures due to COVID-19 will impact the ability of our sales personnel to interact in-person with customers. In response, we have prepared a virtual launch model, which may adversely affect the ability of our sales professionals to effectively market our product candidates to physicians, which may have a negative impact on our sales and our market penetration. In addition, in the United States we plan to utilize various programs to help patients afford our products, including patient assistance programs for eligible patients. Market disruption and rising unemployment caused by the COVID-19 pandemic may lead to increased utilization of our patient assistance programs, which could reduce revenues.
●	the destabilization of the markets and negative impacts on the healthcare system or regulatory authorities globally could negatively impact our ability to obtain approval to market, market and sell our products, including through the disruption of regulatory activities or health care activities in general;
●	difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations;
●	the potential negative impact on the health of our employees, especially if a significant number of them or any of their family members are impacted or if any of our senior leaders are impacted for an extended period of time;
●	the potential negative impact on our clinical trials, including as a result of any difficulty enrolling new patients in our clinical trials during the outbreak and ensuring that patients already enrolled complete our clinical trials, as well as any potential trial delays caused by or related to COVID-19;
●	potential delays in the preparation and submission of applications for regulatory approval of our product candidates, as well as potential delays in FDA’s ability to review applications in a timely manner consistent with past practices;
●	a general decline in business activity; and
●	a deterioration in our ability to ensure business continuity during a disruption.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during use, clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any product candidates we develop, alone or with collaborators. The amount of clinical trial and product liability insurance coverage that we may obtain, may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We have sponsored only a limited number of clinical trials relating to our lead product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, have sponsored most of the clinical trials relating to these product candidates, in each case, under their own INDs. We have incurred significant expenses and are obligated to make significant payments in the future with respect to such clinical trials. To date, we have assumed control of only a limited number of such clinical trials and plan to assume control of the overall clinical and regulatory development of our lead product candidates for future clinical trials and obtain sponsorship of the INDs or file new company-sponsored INDs, all of which will cause us to incur substantial additional expenses and may be subject to delay. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new company-sponsored INDs for our lead product candidates or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We rely on third parties to conduct our clinical trials under agreements with MSK, universities, medical institutions, CROs, strategic partners, and others. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional non-clinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely on third parties to manufacture our product candidates for our ongoing and planned pre-clinical studies and clinical studies of our current product candidates. We also expect to rely on third parties for the manufacturing process of additional product candidates and for commercial supplies of product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product supplies or product candidates, or fail to do so at acceptable quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA.

We do not currently own any facility that may be used as a clinical-scale manufacturing and processing facility and we rely on outside vendors to manufacture supplies and process product candidates for pre-clinical studies and clinical trials under the guidance of our management team. Our lead product candidates have only been manufactured or processed on a limited basis and we may not be able to continue doing so for any of our product candidates. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections conducted after submittal of the BLA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drugs and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, if any, and delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of our lead product candidates and we only currently use a different single third-party manufacturer for fill-and-finish services for our lead product candidates. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers. Although we believe that there may be potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Currently, MSK is conducting clinical trials to address pediatric high-risk NB and relapsed osteosarcoma using our naxitamab product candidate. We are also conducting clinical trials at MSK for CNS/LM from NB, DIPG and

DSRCT for our omburtamab product candidate. Under the terms of the MSK License, we are obligated to pay for the costs associated with these clinical trials.

We have agreed to fund certain research and development costs under both the MSK License, the MSK CD33 License and the SADA License Agreement. However, the research we have agreed to fund constitutes only a small portion of the overall research of MSK. Other research being conducted by MSK may receive higher priority than research on the programs we may fund.

The outside scientists who conduct the clinical testing of naxitamab and our other current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, are not our employees; rather they serve as either independent contractors or the primary investigators under research and other agreements that we have entered into with MSK. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for MSK or another entity arises, we may lose their services. These factors could adversely affect the timing of our IND filings and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on, our business.

Our existing agreements with MSK may be subject to termination by MSK upon the occurrence of certain circumstances. If MSK terminates the MSK License, the MSK CD33 License, the SADA License Agreement or its other agreements with us, commercialization of any approved product, or the research and development of the relevant product candidates would be suspended, and we would not be able to research, develop, and license our existing and future product candidates as currently contemplated. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Switching or adding third parties to conduct our clinical trial would involve substantial costs and delays and require extensive management time and focus, which can materially impact our ability to meet our desired clinical development timelines.

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

Our product candidates are biologics and the process of manufacturing them is complex, highly-regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacturing of our product candidates require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Our manufacturing process may be susceptible to product loss or failure due to interruptions in the manufacturing process variability in product characteristics, quality control, contamination, equipment or reagent failure, improper installation or operation of equipment, product testing, vendor or operator error, availability of qualified personnel, logistics and shipping as well as compliance with strictly enforced federal, state and foreign regulations. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. No assurance can be given that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

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

As we further develop our lead product candidates and following potential approval, commercialize our products, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and territories. We may enter into strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Risks Related to Government Regulation; Market Approval and Other Legal Compliance Matters

In October 2020 we received a Refusal to File letter from the FDA regarding our BLA for omburtamab. We plan to resubmit the BLA. The FDA retains discretion to decide again not to file our BLA for omburtamab and may refuse to accept an accelerated approval pathway for omburtamab or our other product candidates which could have a material adverse impact on our development and approval process for these product candidates and our other product candidates.

We initiated submission of a rolling BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the rolling submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. We intend to amend the BLA for omburtamab with the goal of resubmitting the BLA by the end of 2020 or early 2021. On March 31, 2020, we completed the submission of our BLA for naxitamab to the FDA. During the process for both naxitamab and omburtamab the FDA may raise issues and pose questions to us that may delay the resubmission of our BLA for omburtamab, the acceptance of the BLA filing for omburtamab, the approval process and the ultimate issuance of any Marketing Authorizations for both product candidates. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submission for omburtamab as planned. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely file our BLA and ultimately receive a Marketing Authorization for omburtamab. If we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our BLA may be extended or we may receive a Complete Response Letter.

The FDA retains discretion to decide again not to review our BLA for omburtamab. No assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

Should the FDA refuse to accept an accelerated approval pathway for omburtamab or refuse rolling review of our BLA, this may result in a delay in obtaining required Marketing Authorizations, which could materially adversely affect our ability to generate revenue from commercialization of omburtamab, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We intend to conduct additional clinical trials in the United States and Europe. We intend to discuss with the FDA and EMA submission of BLAs for respective approval of naxitamab and omburtamab as treatments for indications that currently lack FDA-approved treatments.

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

Our product candidates may not be able to obtain or maintain Orphan Drug Designation, or ODD, or Rare Pediatric Disease Designation or RPDD. Absent Congressional action, we will not be eligible to receive PRVs in the event that our product candidates are not approved before October 1, 2022.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In September 2020, the FDA granted ODD and RPDD to Nivatrotamab for the treatment of neuroblastoma. In November 2018, the European Commission granted OMPD for naxitamab for the treatment of NB. In February 2017, the European Commission granted orphan medicinal product designation, or OMPD, to omburtamab for the treatment of NB. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to naxitamab for the treatment of NB.

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

Once marketing approval has been granted an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for any our future products, which would adversely affect our anticipated revenue and results of operations.

Our relationships with healthcare providers, physicians and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our relationships with healthcare providers, physicians and third-party payors are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current and future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Coverage and reimbursement may be limited or unavailable in certain market segments our product candidates, which could make it difficult for us to sell our product candidates profitably.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We intend to seek approval to market our product candidates in both the United States as well as in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase significantly. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting a product candidate in a way that violates applicable regulations.

Physicians have the discretion to prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies regulate a manufacturer's communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

Notwithstanding regulations related to product promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific exchange concerning their products. We intend to engage in medical education activities and communicate with healthcare providers in compliance with all applicable laws and regulatory guidance.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our product candidates, clinical development programs, and the diseases our product candidates are being developed to treat, and we intend to utilize what we believe is appropriate social media in connection with our commercialization efforts for any approved product. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event, or AE. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable AE reporting obligations or we may not be able to defend our business or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products or product candidates outside of the United States and require us to develop and implement costly compliance programs.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Similar laws in other countries, such as the U.K. Bribery Act 2010, may apply to our operations.

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

Our commercial success will depend in large part on obtaining and maintaining proprietary rights including patent, trademark and trade secret protection of our product candidates and related proprietary technologies, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates and related proprietary technologies is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not be able to pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our product candidates or related technologies, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates or products and related technologies.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may not own, or may have to share, the intellectual property rights obtained in collaboration with any other party, or intellectual property rights obtained relating to improvements of in-licensed products or processes.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights and in-licensed patent rights are highly uncertain. Our pending and future patent applications and in-licensed patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our products or product candidates or related technologies or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our and in-licensed patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our as well as in-licensed patent rights are highly uncertain.

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

Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the patent claims of our owned or in-licensed patents being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our products, product candidates and technology. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;

●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

In addition, during the course of business we have decided not to pursue certain products or processes and we may do so again in the future. If it is later determined that our activities, product or product candidates infringed the intellectual property of any third party, we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2036, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2028 through 2039, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products or product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields relating to our product candidates or products. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our products or product candidates infringe others’ patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates or products, technologies or methods.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology related to our products or product candidates, technology covered by our owned and in-licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may affect technology covered by our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in-licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates or products, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third party, it may not be offered on reasonable terms and may require that we pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our products or product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Filing, prosecuting and defending patents on all of our products or product candidates throughout the world would be prohibitively expensive. Competitors may use our technology in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products or product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

If we do not successfully register our trademarks, we may encounter difficulty in enforcing, or be unable to enforce, our trademark rights against third parties, which could adversely affect our business and our ability to effectively compete in the marketplace. When we file registration applications for trademarks relating to our products or product candidates, those applications may be rejected, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties may oppose pending trademark registration applications or seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademark registrations may not survive such proceedings.

In addition, any proprietary name we use or propose to use with any of our products or product candidates in the United States must be approved by the FDA, regardless of whether we have registered, or applied to register, the proposed proprietary name as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, which may have a material adverse effect on our business.

We rely on our trademarks, trade names, service marks, domain names and logos, as appropriate, to market our brands and to build and maintain brand recognition. We rely on trademark protections to protect our business and our products and services. We generally seek to register and continue to register and renew, or secure by contract where appropriate, trademarks, trade names and service marks as they are developed and used, and reserve, register and renew domain names as appropriate. Our registered trademarks or unregistered trademarks, trade names or service marks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Effective trademark protection may not be available or may not be sought in every country in which our products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. We may not be able to protect our rights to these trademarks, trade names, service marks and domain names, which we need to build brand name recognition in our markets of interest. And while we seek to protect the trademarks we use in the United States and in other countries, we may be unsuccessful in obtaining registrations and/or otherwise protecting these trademarks. If that were to happen, we may be prevented from using our names, brands and trademarks unless we enter into appropriate royalty, license or coexistence agreements. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names, service marks and domain names, then we may not be able to compete effectively, resulting in a material adverse effect on our business.

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

We expect to continue to expand our development and regulatory capabilities and our sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have expanded and continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, clinical operations, regulatory affairs and, drug development. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have ownership of a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of November 2, 2020, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 41.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 21, 2018, our stock has traded at prices as low as $14.16 per share and as high as $50.49 per share through November 2, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch and commercialize our product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;

●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company” as defined in the JOBS Act. We may remain an emerging growth company for up to five years, or until such earlier time as we have more than $1.07 billion in annual revenue, the market value of our stock held by non-affiliates is more than $700.0 million or we issue more than $1 billion of non-convertible debt over a three-year period. We anticipate that we will no longer be an emerging growth company as of December 31, 2020. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, being permitted to present only two years of audited financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Effective as of December 31, 2020, we will be a large accelerated filer, which will increase our costs and demands on management.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we will be a large accelerated filer as of December 31, 2020 and will therefore no longer qualify as an "emerging growth company," as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we will no longer qualify as a "smaller reporting company" as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2021).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

●	the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
●	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
●	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time. Investors may find our common stock less attractive because of the additional compliance costs. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm's evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us or our independent registered public accounting firm conducted in connection with Section 404 may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the Nasdaq Global Select Market, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

We will continue to incur costs associated with satisfying our obligations as public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and as a large accelerated filer we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 40,513,657 shares of common stock outstanding as of November 2, 2020. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018 and 5,134,750 shares sold in our secondary public offering in 2019 are freely tradable, without restriction, in the public market. As of November 2, 2020 holders of approximately 2,950,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On April 15, 2020, we issued a total of 42,900 shares of our common stock entered into in connection with the entry into the SADA License Agreement. The issuance did not result in proceeds to the Company. We have deemed this issuance to be exempt from registration under the Securities Act in reliance on Section 4(a)(2), as a transaction by an issuer not involving a public offering. No underwriters were involved in the foregoing issuance of securities.

Use of Proceeds of Our Public Offering

On September 25, 2018, we completed the initial public offering of our common stock, or IPO pursuant to which we issued and sold 6,900,000 shares of our common stock at a price to the public of $16.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our initial public offering of $110.4 million, or aggregate net proceeds of approximately $99.8 million after deducting underwriting discounts and commissions and offering expenses. Merrill Lynch, Pierce Fenner & Smith Incorporated and Cowen and Company acted as joint book-running managers for the initial public offering. Canaccord Genuity acted as lead manager and BTIG acted as co-manager for the initial public offering.

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

As of September 30, 2020, we had cash and cash equivalents of $131.3 million, and we have not used any of the proceeds from our secondary public offering.

Item 3.  Defaults Upon Senior Securities.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

10.1

2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.2

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.3

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.4

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.5

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018) 2018

10.6

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.7

License Agreement effective as of April 15, 2020, by and among the Registrant, Memorial Sloan Kettering Cancer Center and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on April 21, 2020)

10.8*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, employees, consultants and service providers other than directors)

10.9*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, directors)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: November 5, 2020	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)