Form 10-Q
period 2021-03-31
Y-mAbs Therapeutics, Inc.
filed 2021-05-06
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

There were 43,571,419 shares of Common Stock ($0.0001 par value) outstanding as of May 4, 2021.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing agreements, collaborations, joint ventures or investments that we may make.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects.

These risks are discussed more fully below and include, but are not limited to, risks related to:

●	our ability to successfully launch and commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States and in any other jurisdictions where we may receive marketing approval in the future;

●	the implementation of our business model and our plans to obtain regulatory approval and develop and commercialize our lead product candidate omburtamab and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval;
●	the timing of our resubmission and potential approval of our Biological License Application, or BLA, for omburtamab;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab or any current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for DANYELZA and our lead product candidate omburtamab and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of Biological License Application, or BLA, submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our ability to manage our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, or CMOs, contract research organizations, or CROs, shippers and others;
●	our ability to attract, integrate, manage and retain qualified personnel or key employees or our employees may not be able to come to work as a result of COVID-19;
●	our pre-clinical studies and future clinical trials for our other product candidates and our research and development programs, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the expected date of completion and of the anticipated results;
●	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
●	our ability to remediate the material weaknesses in our internal control over financial reporting and failure to comply with Section 404(a) and 404(b) of the Sarbanes-Oxley Act;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations;
●	our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the MSK License and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;
●	the potential benefits of any future collaboration or strategic partnerships;
●	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
●	the need for, timing and amount of any future financing transaction;
●	our financial performance, including our estimates regarding revenues, expenses, capital expenditure requirements;

●	developments relating to our competitors and our industry;
●	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic;
●	the impact of government laws and regulations;
●	our dependence on, and difficulty to find a suitable replacement for, a small number of third party contract manufacturing organizations that we currently use for the complex and difficult manufacture of our product candidates;
●	our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products;
●	our expectations related to the use of proceeds from our public offerings in 2019 and 2021, and any other financing transaction we may undertake or the use of revenues that we may generate; and
●	other risks and uncertainties described in the section herein entitled “Risk Factors”.

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252,271	$114,634
Accounts receivable, net	5,997	—
Inventories	1,005	—
Other current assets	4,736	7,729
Total current assets	264,009	122,363
Property and equipment, net	2,095	1,825
Operating lease right-of-use assets	3,979	4,569
Other assets	4,833	3,290
TOTAL ASSETS	$274,916	$132,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,543	$9,372
Accrued liabilities	8,486	8,197
Operating lease liabilities, current portion	1,971	1,966
Total current liabilities	17,000	19,535
Accrued milestone and royalty payments	2,250	2,695
Operating lease liabilities, long-term portion	1,515	2,013
Other liabilities	1,934	1,968
TOTAL LIABILITIES	22,699	26,211
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at March 31, 2021 and December 31, 2020; none issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 43,548,419 and 40,688,447 shares issued at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid in capital	504,091	391,558
Accumulated other comprehensive loss	(91)	(526)
Accumulated deficit	(251,787)	(285,200)
TOTAL STOCKHOLDERS’ EQUITY	252,217	105,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,916	$132,047

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Income/(Loss) and Comprehensive Income/(Loss)

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2021	2020

REVENUE
Product revenue, net	$5,383	$—
OPERATING COSTS AND EXPENSES
Cost of goods sold	93	—
Research and development	21,579	18,622
Selling, general, and administrative	11,970	8,125
Total operating cost and expenses	33,642	26,747
Loss from operations	(28,259)	(26,747)
OTHER INCOME, NET
Gain from sale of priority review voucher, net	62,010	—
Interest and other income / (loss)	(338)	568
NET INCOME / (LOSS)	$33,413	$(26,179)
Other comprehensive income
Foreign currency translation	435	25
COMPREHENSIVE INCOME / (LOSS)	$33,848	$(26,154)
Net income/(loss) per share attributable to common stockholders, basic	$0.80	$(0.66)
Weighted average common shares outstanding, basic	41,870,759	39,753,583
Net income/(loss) per share attributable to common stockholders, diluted	$0.75	$(0.66)
Weighted average common shares outstanding, diluted	44,383,791	39,753,583

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance December 31, 2019	39,728,416	$3	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	$3	$367,293	$75	$(192,042)	$175,330

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878	—	107,725	—	—	107,725
Exercise of stock options	46,000	—	110	—	—	110
Stock-based compensation expense	9,094	—	4,698	—	—	4,698
Foreign currency translation	—	—	—	435	—	435
Net income	—	—	—	—	33,413	33,413
Balance March 31, 2021	43,548,419	$4	$504,091	$(91)	$(251,787)	$252,217

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$33,413	$(26,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	(62,010)	—
Depreciation and amortization	130	86
Stock-based compensation	4,698	2,211
Foreign currency transactions	435	25
Changes in assets and liabilities:
Accounts receivable, net	(5,997)	—
Inventories	(1,005)	—
Other current assets	2,993	759
Other assets	(1,543)	(11)
Accounts payable	(2,829)	1,740
Accrued liabilities and other	(146)	(387)
NET CASH USED IN OPERATING ACTIVITIES	(31,861)	(21,756)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(400)	(26)
Net proceeds from sale of priority review voucher	62,010	—
NET CASH USED IN INVESTING ACTIVITIES	61,610	(26)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	107,725	—
Proceeds from exercised stock options	110	370
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,835	370
Effect of exchange rates on cash and cash equivalents	53	50
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	137,637	(21,362)
Cash and cash equivalents at the beginning of period	114,634	207,136
Cash and cash equivalents at the end of period	$252,271	$185,774

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	60	—
Right-of-use assets obtained in exchange for lease obligations	—	2,679

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial stage biopharmaceutical company focused on the development and commercialization of novel, antibody based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

The Company is headquartered in New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

Except for the quarter ended March 31, 2021, the Company has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $251.8 million as of March 31, 2021 and $285.2 million as of December 31, 2020. Through March 31, 2021, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021.

On February 22, 2021, the Company announced the closing of its public offering of 2,804,878 shares of its common stock, at a public offering price of $41.00 per share, which includes the exercise in full of the underwriters' option to purchase 365,853 additional shares of common stock. The aggregate gross proceeds to the Company, before deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $115 million.

As of March 31, 2021, the Company had cash and cash equivalents of $252.3 million, and as of December 31, 2020 the Company had cash and cash equivalents of $114.6 million. As of the issuance date of the financial statements for the first quarter ended March 31, 2021, the Company expects that its cash and cash equivalents at March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, any other interim periods, or any future year or period. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our signifcant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Leases

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

The Company currently elects the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or liabilities, and this includes not recognizing right-of-use assets or liabilities for existing short-term leases of those assets in transition. We also elect the practical expedient to not separate lease and non-lease components for all of our leases. The Company has made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. See the Lease Agreements section in Note 8 for the related disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a Treasury money market fund which is unrestricted as to withdrawal or use. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. To date, the Company has not experienced any losses on its cash and cash equivalents, and we do not anticipate any losses with respect to such cash balances. While we maintain cash balances in excess of insured limits within a limited number of financial institutions, we mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions.

Trade Accounts Receivables

The Company’s trade accounts receivable balance consists of amounts due from sales of our approved product, DANYELZA. Receivables from product sales are recorded net of allowances which generally include chargebacks, doubtful accounts, returns, and discounts. The company accrues allowances based on the estimation of each individual sales transaction.

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts.

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with two national speciality distributors in the United States of America. As of March 31, 2021, the receivables balances from such distributors totaled 96% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventory

The Company values its inventories at the lower of cost or net realizable value on a first-in, first-out basis. The Company’s inventory cost includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Raw and intermediate materials that may be utilized for both commercial and clinical programs are identical and given the alternative future use such amounts are initially classified as inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an alternative future use.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of sales. The determination of whether inventory costs will be realizable requires estimates by management. No inventory write-downs occurred in the three months ended March 31, 2021.

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For DANYELZA, the Company commenced capitalization of inventory at the receipt of FDA approval.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$235,686	$—	$235,686
	$—	$235,686	$—	$235,686

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$97,302	$—	$97,302
	$—	$97,302	$—	$97,302

During the quarter ended March 31, 2021, there were no transfers between Level 1, Level 2, and Level 3.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, and the valuation of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue Recognition - Product revenue

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital.

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments.

Revenue Recognition - License revenue

The Company received FDA approval of DANYELZA in November 2020 and entered into exclusive licensing and distribution agreements for DANYELZA and omburtamab in certain international territories resulting in total license revenue of $20.8 million for the year ended December 31, 2020.

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharamceuticals Ltd. (“SciClone”) for certain indications of DANYELZA and omburtamab within China. As part of the agreement, we received a nonrefundable up-front fee of $20,000,000 for the transfer of the license and know-how related to the product indications. The Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Accordingly, the full transaction price of $20,000,000 was recognized upon transferring of the license and know-how to SciClone. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. We will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and revenue will be recognized. We also considered that the manufacturing and supply terms, including within the arrangement, did not represent a material right to SciClone at inception as the terms reflected stand-alone selling price for similar goods or services.

There was no license revenue generated for three months ended March 31, 2021 and March 31, 2020.

Segment Information

The Company is engaged solely in the discovery and development of novel antibody-based therapeutic products for the treatment of cancer. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements - Adopted

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting. The amendments in this Update provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects) of reference rate reform on financial reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update affect entities within the scope of Topic 740, Income Taxes, and are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements and related disclosures.

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $5.4 million for the three months ended March 31, 2021. There were no product sales during the three months ended March 31, 2020.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of March 31, 2021, the company had recorded accounts receivable allowances of approximately $184,000 and accrued liabilities of $614,000 related to product sales during the three months ended March 31, 2021.

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2021. Mckesson and Cardinal Health accounted for 80% and 16%, respectively, of our gross product revenue for the three months ended March 31, 2021.

NOTE 5—NET LOSS PER SHARE

Basic net loss per share (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and restricted stock units. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Securities that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020

Net income / (loss) (numerator)	$33,413	$(26,179)
Weighted-average shares (denominator), basic	41,871	39,754
Basic net income / (loss) per share	$0.80	$(0.66)
Weighted-average shares (denominator), diluted	44,384	39,754
Diluted net income / (loss) per share	$0.75	$(0.66)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding totaled 1,177,600 shares as of March 31, 2021 and 4,721,824 shares as of March 31, 2020.

NOTE 6—INVENTORY

Inventories consist of the following (in thousands):

	As of March 31, 2021
	Raw Material	Work In Progress	Finished Goods	Total

Inventories	$—	$697	$308	$1,005

NOTE 7—ACCRUED LIABILITIES

Accrued short-term liabilities at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020

Accrued licensing, milestone and royalty payments	$2,800	$3,608
Accrued clinical costs	1,077	678
Accrued compensation and board fees	3,000	2,603
Accrued manufacturing costs	—	983
Sales reserves accruals	614	—
Other	995	325
Total	$8,486	$8,197

NOTE 8—LICENSE AGREEMENTS AND COMMITMENTS

As of March 31, 2021, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in our annual report on Form 10-K, are the MSK License and the CD33 License Agreement. In addition, the Company entered into the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. Through a 2019 Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in Note 7 for accrued milestone and royalty payments are inclusive of obligations under the MSK License, CD33 License Agreement and SADA License Agreement, collectively.

We have the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the period ending March 31, 2021 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Accrued liabilities	Accrued liabilities	Accrued liabilities	Accrued liabilities
	Three months	Three months	Three months	Three months	Current as of	Non-current	Current as of	Non-current
	ended March	ended March	ended March	ended March	March	March	December	December
Agreements	2021	2020	2021	2020	2021	2021	2020	2020
MSK	$ 450	$ -	$ -	$ -	$ 1,195	$ 1,800	$ 305	$ 1,640
CD33	100	—	—	—	—	450	100	450
MabVax	—	—	—	—	—	—	—	—
SADA	—	—	—	—	1,605	1,000	1,000	1,605

As of March 31, 2021, the Company has $1.8 million of intangible assets related to DANYELZA that were recorded under the MSK license and are included in other assets on the consolidated balance sheet.

The below table represents the maximum clinical, regulatory or sales-based milestones as reflected within the agreements, certain of which have been paid in prior periods or are accrued as presented in the table above (in thousands):

	Maximum	Maximum	Maximum
Agreements	Clinical Milestones	Regulatory Milestones	Sales-based milestones
MSK	$ 2,450	$ 9,000	$ 20,000
CD33	550	500	7,500
MabVax	200	1,200	—
SADA	4,730	18,125	23,750

Minimum royalties and certain clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of March 31, 2021.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full-time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. For three months ended March 31, 2021 and 2020, we incurred research and development expenses of $0.9 million and $1.0 million, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3.6 million as right-of-use asset and $2.7 million as lease liability with the difference of $0.9 million resulting from certain prepayments and other costs incurred. The company pays equal monthly installments of approximately $0.1 million per month in additional access fees through September 2022 resulting in total payments of $2.0 million remaining under the agreement. There are no renewal options in this agreement.

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

January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is five years from the date the Company begins to occupy the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight line basis.

Additionally, the Company entered a three-year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000, which are recognized on a straight line basis.

Total operating lease costs were $646,000 and $174,000 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the expenses were recorded as $587,000 in research and development expense and $59,000 in general and administrative expense. During the three months ended March 31, 2020, the expenses were recorded as $123,000 in research and development expense and $51,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and 2020 was $544,000 and $188,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at March 31, 2021 were as follows (in thousands):

Operating Leases
at March 31, 2021
Remainder of 2021	$1,627
Years ending December 31,
2022	1,587
2023	539
2024	64
Total lease payments	3,817
Less: Imputed interest	(331)
Total operating lease liabilities at March 31, 2021	$3,486

Maturities of operating lease liabilities at December 31, 2020 were as follows (in thousands):

Operating Leases
at December 31, 2020
2021	$2,180
2022	1,593
2023	540
2024	64
Total lease payments	4,377
Less: Imputed interest	(398)
Total operating lease liabilities at December 31, 2020	$3,979

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2021, the weighted average remaining lease term is 1.97 years and the weighted average discount rate used to determine the operating lease liability was 7.6%. As of March 31, 2020, the weighted average remaining lease term is 3.51 years and the weighted average discount rate used to determine the operating lease liability was 11.0%.

NOTE 9—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2021 and December 31, 2020, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,548,419 shares of its common stock as of March 31, 2021 and 40,688,447 shares of its common stock as of December 31, 2020.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2021 or December 31, 2020.

Stock grant agreements with non-employees

In August 2015, we entered into certain stock grant agreements with non employees of the Company. We agreed to issue a total of 2,800,000 shares to two non employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 544,000 shares were issued to the two researchers, whereby one of the two grants was fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares were issued in August 2020, subject to certain conditions. No future shares will be issued under this award. The total award was expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represents the fair value of the shares on the grant date.

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

Issuance of common stock

On February 22, 2021, we completed a third public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering of $115.0 million, or aggregate net proceeds of approximately $107.7 million.

NOTE 10—SHARE-BASED COMPENSATION

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

Stock Option Valuation

During the three-month periods ended March 31, 2021, there were no new stock options granted. During the three month periods ended in March 31, 2021 and 2020, stock-based compensation for stock option grants were $4,629,000 and $2,188,000, respectively, for options granted to employees and directors. During the three months ended March 31, 2021, the expenses were recorded as $1,692,000 in research and development expense and $2,937,000 in general and administrative expense. During the three months ended March 31, 2020, the expenses were recorded as $489,000 in research and development expense and $1,699,000 in general and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2020	5,674,100	$22.55	$156,726	7.51
Exercised	(46,000)	2.40
Forfeited	(26,000)	39.08
Outstanding and expected to vest at March 31, 2021	5,602,100	$22.64	$70,905	7.28
Exercisable at March 31, 2021	3,189,667	$10.48	$64,628	5.99

The weighted average fair value of stock options granted during the three months ended March 31, 2020 was $16.94. No stock options were granted during the three months ended March 31, 2021.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. We estimate our expected share price volatility based on the historical volatility of a group of publicly traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future.

As of March 31, 2021, we had $47.6 million of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.92 years. As of March 31, 2020, we had $25.9 million of unrecognized compensation related to employee stock options that are expected to vest over a period of 3.03 years.

Restricted Stock Unit Activity

During the three months ended March 31, 2021 and March 31, 2020, stock-based compensation for restricted stock unit grants was $69,000 and $23,000, respectively. During the three months ended March 31, 2021, the expenses were recorded as $63,000 in research and development expense and $6,000 in general and administrative expense. During the three months ended March 31, 2020, the expenses were recorded as $21,000 in research and development expense and $2,000 in general and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2020	30,146	$25.45	2.18
Granted	372	35.51
Vested	(9,094)	20.73
Outstanding and expected to vest at March 31, 2021	21,424	$27.63	1.96

As of March 31, 2021, we had $523,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.96 years. As of March 31, 2020, we had $486,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.54 years.

NOTE 11—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, SADA License Agreement, the CD33 License Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $948,000 and $1,049,000 in the three months ended March 31, 2021 and 2020, respectively, for milestones, and research and development costs, under these agreements with MSK. Please refer to Note 8 – License Agreements and Commitments for additional details on our agreements with MSK. As of March 31, 2021, we had a total of $487,000 recorded as accounts payable, $5,903,000 as accrued liabilities, thereby totaling $6,390,000 due to MSK. As of December 31, 2020, we had a total of $833,000 recorded as accounts payable, $7,161,000 as accrued liabilities, thereby totaling $7,994,000 due to MSK.

NOTE 12—INCOME TAXES

The Company provided no current and deferred income taxes on net income of $33,413,000 and net loss of $26,179,000 for the three-month periods ended March 31, 2021 and 2020, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of March 31, 2021 and December 31, 2020, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for years 2020, 2019, 2018, 2017, 2016, and 2015 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

The Company maintains a full valuation allowance on its U.S. and foreign deferred tax assets. The valuation allowance related primarily to net U.S. deferred tax assets from operating losses, and research and development tax credit carryforwards. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses historically and in recent years and its forecasted losses in the near term as significant negative evidence. Based upon review of available positive and negative evidence, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. and foreign deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets and will adjust the valuation allowance as needed.

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the

401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2021 and 2020.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from our Danish subsidiary were made during the three months ended March 31, 2021 and 2020. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14-GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 once the substantive closing conditions included within the agreement were resolved. The Company recognized a net gain of $62,010,000 during the quarter ended March 31, 2021 related to the sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

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

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. We are in the process of preparing a resubmission of the BLA and we plan to continue to discuss our resubmission plans with the FDA, including a Type B meeting in June 2021 in order to amend the BLA. Assuming a positive outcome of these discussions, we aim at resubmitting our BLA for omburtamab by the end of the second quarter of 2021 or the third quarter of 2021. We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs. On April 27, 2021, we submitted a European Marketing Authorization Application, or MAA, for omburtamab. Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have an omburtamab follow-on product candidate, 177Lu-omburtamab-DTPA, in Phase 1 for the treatment of medulloblastoma, and in Phase 1 for treatment in adults targeting B7-H3 positive CNS/LM tumors.

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the minimal binding affinity necessary to recruit T cells. We have successfully opened an investigational new drug application, or IND, for our Phase 2 trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition, a Phase 1/2 trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. Our nivatrotamab program thus addresses large patient populations. We are also advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, which we expect to enter clinical testing in 2021. We are advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our initial public offering and proceeds from our two subsequent public offerings.

On February 22, 2021, we completed our most recent follow-on public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from this Offering of $115.0 million, or aggregate net proceeds of approximately $107.7 million after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2021, we had an accumulated deficit of $251.8 million. Our net income was $33.4 million for the three months ended March 31, 2021 and our net loss was $26.2 million for the three months ended March 31, 2020. We have incurred significant net operating losses in every year since our inception and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation. We were obligated and paid 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and was recognized as part of “Other Income, Net” in the quarter ended March 31, 2021. Upon the potential FDA approval of omburtamab, we expect to receive another PRV, and upon monetization thereof we will be obligated to pay 33% of the net proceeds to MSK.

Pursuant to the MSK License, we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we have committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we will owe MSK customary royalties on commercial sales of our approved products, including a fixed minimum royalty which started in 2020. The fixed minimum amounts can be offset against the customer royalties. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

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

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see Note 8 - License Agreements and Commitments.

For DANYELZA, and for any other product candidates for which we obtain regulatory approval, we expect to incur significant milestone costs, as well as commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may continue to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. Because of the numerous risks and uncertainties associated with the development of our existing product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us and could have a negative impact on our financial condition.

Recent Developments

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread around the world, including the New York metropolitan area and Copenhagen, Denmark, where our primary office and laboratory spaces are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our pre-clinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, other than those performing or supporting business-critical functions, such as certain members of our laboratory staff, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. For those employees that are performing or supporting business-critical functions, we have implemented stringent safety measures designed to comply with applicable US federal, state and local guidelines as well as Danish safety guidelines instituted in response to the COVID-19 pandemic. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or SEC, the FDA or other domestic and international regulatory authorities.

SciClone Pharmaceuticals International Ltd., our collaboration partner for DANYELZA and omburtamab in Mainland China, Taiwan, Hong Kong and Macau received a Clinical Trial Waiver for DANYELZA in March 2021. Takeda Israel, our collaboration partner for DANYELZA and omburtamab covering the State of Israel, West Bank and Gaza Strip submitted the equivalent of a BLA to the Ministry of Health, Pharmaceutical Administration in March 2021 for DANYELZA in Israel.

Components of Our Results of Operations

Product Revenue

Product revenue consists of sales of DANYELZA.

Operating Costs and Expenses

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of DANYELZA, including third-party manufacturing costs, packaging services, freight, and third-party royalties payable on our net product revenues.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreements, or the SRAs, the two CFSAs, the MCTA, and the MDSA, with MSK;
●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical studies and pre-clinical and clinical trials;
●	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical and clinical trial materials, including manufacturing validation batches;
●	upfront, milestone and other non-revenue related payments due under our third-party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee related expenses, including salaries, bonus, benefits, and stock-based compensation expenses for personnel in executive, commercial, finance and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses or cost of goods sold, legal fees relating to corporate matters, and fees for patent, accounting, tax, and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of additional product candidates and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs and investor and public relations costs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105 million. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA®, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The net of this sale after the broker fees to the company is $62 million. The transaction closed on January 21, 2021 when the substantive closing conditions included within the agreement were resolved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, and the valuation of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue Recognition - Product revenue

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital.

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments.

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third parties for manufacturing and clinical research organizations and additional product development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The assumptions that the Company used to determine the fair value of the granted stock options were as follows:

●	Risk-free interest rate: The risk-free interest rate assumption is based on the U.S. Treasury instruments whose terms were consistent with the expected option term of our stock options.

●	Expected Dividend Yield: The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Consequently, we used an expected dividend of zero.
●	Expected Volatility: The expected stock price volatility is estimated by taking the average historic price volatility of industry peers and adjusting for differences in our life cycle and financing leverage. Our industry peers consist of several public companies in the biopharmaceutical industry.
●	Expected Term: We determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. We expect to continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Revenue
Product revenue, net	$5,383	$—	$5,383
OPERATING COSTS AND EXPENSES
Cost of goods sold	93	—	93
Research and development	21,579	18,622	2,957
Selling, general, and administrative	11,970	8,125	3,845
Total operating costs and expenses	33,642	26,747	6,895
Loss from operations	(28,259)	(26,747)	(1,512)
Other income, net
Gain from sale of priority review voucher	62,010	—	62,010
Interest and other income / (loss)	(338)	568	(906)
Net income / (loss)	$33,413	$(26,179)	$59,592

Revenue

The Company launched DANYELZA in February 2021 and recorded $5.4 million in net revenues for the three months ended March 31, 2021. The Company had no product revenues during the three months ended March 31, 2020 as we didn’t have an approved product at that time.

Cost Of Goods Sold

The Company began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of Goods Sold was $93,000 for the three months ended March 31, 2021. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related costs associated with the manufacture of DANYELZA as research and development expenses. This resulted in inventory being sold during the quarter ended March 31, 2021 for which a portion of the costs had been expensed prior to FDA approval. We expect this to continue to impact cost of goods sold through 2022 as such inventory amounts are sold to our customers.

In addition, the Company expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. As a result, there was no royalty expense recorded for the three months ended March 31, 2021. If we had not sold previously expensed inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $561,000.

The company had no cost of goods sold for the three months-ended March 31, 2020.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Outsourced manufacturing	$8,858	$6,873
Clinical trials	1,615	846
Outsourced research and supplies	3,089	6,144
Personnel costs	4,300	3,042
Professional and consulting fees	584	341
Stock-based compensation	1,755	510
Other	1,378	866
	$21,579	$18,622

Research and development expenses increased by $3.0 million, from $18.6 million for the three months ended March 31, 2020 to $21.6 million for the three months ended March 31, 2021. This was primarily due to a $2.0 million increase in outsourced manufacturing expenses in 2021, a $2.5 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities due to our expanding workforce, and a $0.8 million increase in clinical trials. The increase was partially offset by a $3.1 million decrease in outsourced research and supplies mainly due to reduced regulatory affairs expense in 2021.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $3.9 million, from $8.1 million for the three months ended March 31, 2020 to $12.0 million for the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily attributable to a $3.3 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities mainly due to the growth of commercialization team.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 once the substantive closing conditions included within the agreement were resolved. The Company recognized a net gain of $62,010,000 during the quarter ended March 31, 2021 related to the sale.

Interest and other income/loss for the three months ended March 31, 2021 was a loss of $338,000 as compared to a gain of $568,000 for the three months ended March 31, 2020. Our interest and other income decreased by $906,000 due to a decrease in interest rates and increased foreign currency exchange losses incurred in the current period.

Liquidity and Capital Resources

Overview

Except for the quarter ended March 31, 2021, we have incurred significant net operating losses since inception, and expect to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, and have generated revenue from this product sales in 2021. We have financed our operations through March 31, 2021 primarily through gross proceeds from the sale of our common stock of $378.8 million in the years 2015 through 2019, and an additional $115.0 million from the sale of our common stock in 2021. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $252.3 million and $114.6 million. We might need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we sold to United Therapeutics Corporation in December 2020 for $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

Cash used in operating activities	$(31,861)	$(21,756)
Cash provided by / (used in) investing activities	61,610	(26)
Cash provided by financing activities	107,835	370
Effect of exchange rates on cash and cash equivalents	53	50
Net increase / (decrease) in cash and cash equivalents	$137,637	$(21,362)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $31.9 million for the three months ended March 31, 2021, as compared to net cash used in operating activities of $21.8 million for the three months ended March 31, 2020. The $10.1 million increase was primarily due to an increase of $3.0 million in research and development expenses related to an increase in outsourced manufacturing costs and employee related costs due to our expanding workforce and increased research and development activities, as well as an increase of $3.8 million in selling, general and administrative expenses primarily related to increased employee related costs and commercial expenses related to the launch of DANYELZA.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $61.6 million for the three months ended March 31, 2021, as compared to net cash used in investing activities of $26,000 for the three months ended March 31, 2020. The change was primarily caused by $62.0 million in net proceeds received from the sale of our priority review voucher received from the FDA upon the approval of DANYELZA and an increase of $0.4 million in laboratory equipment purchases during the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $107.8 million for the three months ended March 31, 2021, as compared to $0.4 million for the three months ended March 31, 2020. The increase of $107.5 million was primarily due to the net proceeds of $107.7 million received from the public offering in February 2021.

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation for $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

On February 22, 2021, we completed a public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our third public offering of $115.0 million, or aggregate net proceeds of approximately $107.7 million after deducting underwriting discounts and commissions and offering expenses.

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

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in Note 8 of our enclosed financial statements.

We enter into contracts in the normal course of business with CROs, CMOs, clinical sites and other third parties for clinical trials, pre clinical research studies and testing, professional consultants for expert advice and other vendors for clinical supply, manufacturing and other services. These contracts are not considered contractual obligations, as they provide for termination upon prior notice, and, therefore, are cancelable contracts and do not include any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations and commitments above.

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

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales related milestones, (ii) pay mid to high single digit royalties to MSK, on a product by product and country by country basis, based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, which started in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non refundable but are creditable against royalty payments otherwise due under the respective agreements. The total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical, regulatory and sales based milestones potentially due under the MSK License are $2,450,000, $9,000,000 and $20,000,000, respectively. In addition, under the MSK CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. We record milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the MSK CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK CD33 License, the SADA License or the MabVax License. We have entered sublicenses with SciClone and Takeda as allowed under the MSK License in 2020. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the MSK CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to Note 3, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $252.3 million and $114.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at March 31, 2021. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents denominated in DKK of $1.0 million and $(0.5) million, respectively, and an immediate 2% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021, due to material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the first quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

The Company took various steps to address the material weaknesses identified above which included the following during three month-ended March 31, 2021:

●	Implemented business process-level controls across revenue, inventory and other associated accounts. We provided clear expectations to the preparers and control operators as it relates to the control design, execution and monitoring of such controls, including documentation to evidence the execution of the controls;
●	Continued to emphasize to the accounting and finance team the importance of segregation of duties relating to the posting of journal entries and the preparation of account reconciliations. Specifically, in implementing controls over revenue, inventory, and associated accounts, we have systematically enforced segregation of duties in design and execution of these controls;
●	Examined the implemented periodic monitoring business-process and information technology controls across relevant segregation of duties conflicts to assess whether access remains appropriate and necessary, and implemented compensating controls where access could not be restricted;
●	Enhanced communication and cooperation between accounting and other departments so that significant complex contracts are received timely, analyzed, recorded and disclosed accurately in our financial statements; and
●	Hired an additional professional to the accounting and finance team to enhance competence and segregation of duties within the department.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2021 our accumulated deficit was approximately $251.8 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our public offerings in November 2019 and February 2021.

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

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA constructs generated by MSK and sold for the Company by a sublicensee of the Company, the Company may pay sales-based milestone payments in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we have also committed to fund scientific research at MSK under a Sponsored Research Agreement for up to $1,500,000 over three years.

These payments could be significant and in order to satisfy our obligations to MSK and MIT, if and when they are triggered, we may use our existing cash, incur debt obligations or issue additional equity securities, which may materially and adversely affect our financial position and results of operations.

We will need substantial additional funding until at least such time as we can generate substantial revenue from product sales. If we fail to obtain such additional funding, we may be forced to delay, reduce or eliminate our research and drug development programs or current or future commercialization efforts and our license and other agreements may be terminated.

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

We are taking steps to address the material weaknesses identified above and have hired four additional finance and accounting professionals in 2019 through 2021, to a total of eight professionals to help mitigate the identified material weaknesses in our internal control over financial reporting by increasing the oversight and review procedures with regard to segregation of duties, financial reporting, financial processes and procedures and internal control procedures. Of these four additional finance and accounting professionals one has SEC reporting and accounting experience, and two have experience in internal controls and financial controlling. We have implemented, designed and are testing the operating effectiveness of controls to potentially remediate the material weakness. We have designed and are testing controls to remediate the control gaps identified in our annual assessment. No assurance can be given that these or other measures will fully remediate the material weaknesses described above in a timely manner. Additionally, if the costs related to compliance are significant, our results of operations and financial condition may be materially adversely affected. If we are unable to remediate the material weaknesses, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. No assurance can be given that all of our existing material weaknesses have been identified, or that we will not in the future identify additional material weaknesses.

We were required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act and our independent registered public accounting firm was required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2020. We were no longer an “emerging growth company” as of December 31, 2020 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2020. Our remediation efforts may not enable us to avoid material weaknesses in our internal control over financial reporting in the future. The adverse report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act for the year ended December 31, 2020, by our independent registered public accounting firm could have a material adverse impact on our company and financial statements and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

The commercial success of DANYELZA, and of any future approved products, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If DANYELZA or any future approved products do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of DANYELZA, and of any future product, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product;
●	developing processes for the safe administration of our products, including long-term follow-up for all patients who receive the product;
●	the potential advantages of the product compared to competitive therapies;
●	the prevalence and severity of any side effects;
●	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;

●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product;
●	the willingness of the target patient populations to try new therapies, enroll in ongoing clinical trials, and of physicians to prescribe these therapies;
●	relative convenience and ease of administration;
●	the requirement for in-patient versus out-patient administration;
●	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors; and
●	the timing of competitive product introductions and other actions by competitors in the marketplace.

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

We have only recently established our sales and marketing organization and have only limited experience in marketing and sale of biopharmaceutical products. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and omburtamab covering certain territories outside the United States with SciClone Pharmaceuticals International Ltd, Takeda Israel and Swixx Biopharma AG, we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States. We continue to explore selectively establishing partnerships in markets outside the United States to support the commercialization of our product candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently initiating the process of building our own sales capabilities in Europe, however, no assurance can be given that we will be successful in our efforts.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the United States market, even if we receive approval to market our product candidates from the FDA, the European Medicines Agency (EMA), or other regulatory bodies, whether for the treatment of cancers or other diseases, no assurance can be given you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

Despite our efforts to manage and mitigate these impacts to our company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this and any other pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, while we cannot predict the impact that COVID-19 will have on our suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this and any other pandemic on our business is highly uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, any pending regulatory approvals, supply chain, and financial position, and may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. To the extent the COVID-19 pandemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

To date, we have obtained the active pharmaceutical ingredient, or API, of DANYELZA and omburtamab from a limited number of third-party manufacturers. We have engaged a separate third-party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of DANYELZA and omburtamab to clinical sites. We do not have a long-term supply agreement with any of these third-party API manufacturers, and we purchase our required drug supplies on a purchase order basis.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. We do not currently have arrangements in place for redundant supply of our DANYELZA and omburtamab and we only currently use a different single third-party manufacturer for fill-and-finish services for DANYELZA and omburtamab. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. We have been informed that the FDA plans to visit and inspect the site of EMD Millipore Corporation (now part of the Merck KGaA group of companies), or EMD/Merck in Merck KGaA site in Martillac, France, where the omburtamab drug substance is manufactured. We estimate that the FDA inspection may occur in the first quarter of 2022 assuming the FDA accepts the omburtamab BLA filing. However, if the FDA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition. The FDA may also decide to inspect the fill and finish site at Patheon/Thermo Fisher in Ferentino, Italy, which may cause similar risks.

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

We initiated submission of a rolling BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the rolling submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues and have discussed the adequacy of the external control reanalysis and supporting data to demonstrate direct anti-tumor effect for a BLA resubmission. In March 2021 we concluded a Type B meeting with the FDA regarding omburtamab and received requests from the FDA for additional data concerning the granularity of data from our identified historical control groups. An additional Type B meeting has been scheduled for June 1, 2021 to discuss a statistical analysis plan (“SAP”) based on review of additional data submitted. We aim to resubmit our BLA for omburtamab late in the second quarter of 2021 or in the third quarter of 2021. However, there is no assurance that the FDA will accept our proposal and our data as sufficient to allow the BLA resubmission. In addition, the FDA may raise additional issues and pose questions to us that may delay the resubmission of our BLA for omburtamab, the filing of the BLA for omburtamab by the FDA, the approval process and the ultimate issuance of any Marketing Authorization for omburtamab. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data, or at all, to prepare our BLA submission for omburtamab as planned. If we are unable to address all questions or concerns the FDA has raised or may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely submit our BLA and ultimately receive a Marketing Authorization for omburtamab. If the FDA files the BLA and we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our BLA may be extended or we may receive a Complete Response Letter, which would have a material adverse effect on our business, results of operation and financial condition.

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

In addition, as part of the FDA approval process, the FDA requires an inspection of the manufacturing facilities for omburtamab. If the FDA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. We estimate that the FDA inspection may occur in the first quarter of 2022 assuming the FDA accepts the omburtamab BLA filing, however, if the FDA is not able to timely conduct an inspection for any reason including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA as we did for DANYELZA for relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow. We intend to conduct additional clinical trials in the United States and Europe. We intend to discuss with the FDA submission of BLAs for respective approval of DANYELZA and omburtamab as treatments for indications that currently lack FDA-approved treatments.

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

The process of obtaining marketing approvals, both in the United States, the European Union and elsewhere, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities have substantial discretion and may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

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

Our product candidates, including omburtamab, could fail to receive marketing approval for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States, the EU or elsewhere;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The European Medicines Agency, or the EMA, or comparable foreign regulatory authorities, may disagree with our regulatory plans, including our plans to seek conditional marketing authorization, and we may fail to obtain regulatory approval of DANYELZA, omburtamab or our product candidates, which would prevent DANYELZA, omburtamab or our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States, such as the approval of DANYELZA, would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we, and any collaborators we may have in the future, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.

On April 27, 2021 we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma.

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

Our clinical trial results may also not support approval, whether accelerated approval, conditional marketing authorizations, or regular approval. The results of pre-clinical and clinical studies may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through pre-clinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities to support the submission of a BLA, MAA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States, the EU or elsewhere;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Even if our other product candidates obtain ODD or RPDD in the future, they may not be able to obtain or maintain such status or the associated benefits. We may not be the first to obtain marketing approval of any product candidate that has obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our drugs could require substantial expenditure of resources and may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, such as for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain postmarketing requirements and commitments, including a confirmatory postmarketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory postmarketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients and report ORR, DOR, PFS or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of February 1, 2021 we have enrolled 54 patients and we anticipate completing the study no later than March 31, 2027. Other requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

Some states are also considering legislation and ballot initiatives that would control the prices and coverage and reimbursement levels of drugs, including laws to allow importation of pharmaceutical products from lower cost jurisdictions outside the U.S. and laws intended to impose price controls on state drug purchases.

We expect healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for DANYELZA and any other approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to that of other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

The collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018. GDPR applies to us through the activities of our wholly-owned subsidiary Y-mAbs Therapeutics A/S, and also to most businesses, regardless of location, that provides goods or services to residents in the EU, which includes our clinical trial activities in European Union Member States. The GDPR imposes operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized

(i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines (for example, of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR) and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2036, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2028 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

As of May 4, 2021, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 32.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2020, we became a large accelerated filer as of December 31, 2020 and therefore no longer qualified as an “emerging growth company,” as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2020, we no longer qualified as a “smaller reporting company” as defined in the Exchange Act. We are required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations with effect from this Quarterly Report on Form 10-Q.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,571,419 shares of common stock outstanding as of May 4, 2021. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of May 4, 2021 holders of approximately 2,744,000 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

A variety of risks associated with operating our business internationally, including through collaboration partners, could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States, and submitted a MAA for omburtamab to EMA in April 2021 for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone Pharmaceuticals International Ltd, Takeda Israel and Swixx Biopharma AG. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

These and other risks associated with our current and planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 22, 2018, our stock has traded at prices as low as $14.16 per share and as high as $55.22 per share through May 4, 2021. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2020. We were no longer an “emerging growth company” as of December 31, 2020 as the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2020.

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

We have invested the net proceeds from the public offerings in cash and cash equivalents. There has been no material change in our planned use of proceeds as described in our final prospectus filed pursuant to Rule 424(b)(5) under the Securities Act with the SEC on February 18, 2021.

As of March 31, 2021, we had cash and cash equivalents of $252.3 million.

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

10.7* ++	Amendment No. 1, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	Furnished herewith.

++	Portions of the exhibit have been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: May 6, 2021	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)