Form 10-Q
period 2021-06-30
Y-mAbs Therapeutics, Inc.
filed 2021-08-09
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 43,576,950 shares of Common Stock ($0.0001 par value) outstanding as of August 3, 2021.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risk factors, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

These risks are discussed more fully below and include, but are not limited to, risks related to:

●	our ability to successfully commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States and to successfully launch and commercialize in any other jurisdictions where we may receive marketing approval in the future;

●	the implementation of our business model and our plans to obtain regulatory approval and develop and commercialize our lead product candidate omburtamab and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval;
●	the timing of our resubmission and potential approval of our Biological License Application, or BLA, for omburtamab;
●	our ability and plans for continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab, if approved, and any other current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing efforts, market access and patient support activities of DANYELZA and related assumptions;
●	the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab, if approved, or any other current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for DANYELZA, our lead product candidate omburtamab and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of any BLA, submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our ability to manage our business, operations and pre-clinical and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, pre-clinical studies, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturing organizations, or CMOs, contract research organizations, or CROs, shippers and others;
●	our ability to attract, integrate, manage and retain qualified personnel or key employees;
●	current and future pre-clinical studies and clinical trials for our product candidates and our research and development programs, whether conducted by us or by any of our third party collaborators, including the timing of initiation of these studies and trials, the pace of enrollment, the expected date of completion and of the anticipated results;
●	the timing and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
●	our ability to continue to comply with Section 404(a) and 404(b) of the Sarbanes-Oxley Act;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships with third parties for the development and commercialization of our product candidates and future operations;
●	our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to current and any future technology granted to us under our license agreements with MSK;
●	our relationship with MSK as a user of DANYELZA and any future products;
●	the potential benefits of any future collaboration or strategic partnerships we may enter into with third parties;
●	our expectations related to the use of our cash and cash equivalents and the duration for which such cash is expected to last;
●	the need for, timing, type, terms and amount of any future financing transaction;
●	our financial performance, including our estimates regarding revenues, expenses, operating cash flow and capital expenditure requirements;

●	developments relating to our competitors and our industry;
●	any adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic and the ability of our employees to be able to come to work as a result of COVID-19 or any other health epidemic;
●	the impact of government laws and regulations;
●	our dependence on, and difficulty to find a suitable replacement for, a small number of third party CMOs that we currently use for the complex and difficult manufacturing of our product candidates;
●	our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, where we may apply for and receive approval for marketing and sale of pharmaceutical products;
●	our expectations related to the use of our available cash balances and any further financing transaction we may undertake or the use of revenues that we may generate; and
●	other risks and uncertainties described in the section herein entitled “Risk Factors.”

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$233,587	$114,634
Accounts receivable, net	8,517	—
Inventories	3,820	—
Other current assets	3,445	7,729
Total current assets	249,369	122,363
Property and equipment, net	1,919	1,825
Operating lease right-of-use assets	3,398	4,569
Other assets	4,793	3,290
TOTAL ASSETS	$259,479	$132,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,803	$9,372
Accrued liabilities	12,169	8,197
Operating lease liabilities, current portion	2,014	1,966
Total current liabilities	20,986	19,535
Accrued milestone and royalty payments	2,250	2,695
Operating lease liabilities, long-term portion	988	2,013
Other liabilities	939	1,968
TOTAL LIABILITIES	25,163	26,211
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at June 30, 2021 and December 31, 2020; none issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 43,576,950 and 40,688,447 shares issued at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid in capital	509,049	391,558
Accumulated other comprehensive loss	(13)	(526)
Accumulated deficit	(274,724)	(285,200)
TOTAL STOCKHOLDERS’ EQUITY	234,316	105,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,479	$132,047

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Income / (Loss) and Comprehensive Income / (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUE
Product revenue, net	$8,951	$—	$14,334	$—
License revenue	2,000	—	2,000	—
Total revenue	10,951	—	16,334	—
OPERATING COSTS AND EXPENSES
Cost of goods sold	200	—	293	—
Royalties	210	—	210	—
Research and development	19,778	30,059	41,357	48,681
Selling, general, and administrative	13,475	10,393	25,445	18,519
Total operating costs and expenses	33,663	40,452	67,305	67,200
Loss from operations	(22,712)	(40,452)	(50,971)	(67,200)
OTHER INCOME, NET
Gain from sale of priority review voucher, net	—	—	62,010	—
Interest and other income / (loss)	(225)	59	(563)	628
NET INCOME / (LOSS)	$(22,937)	$(40,393)	$10,476	$(66,572)
Other comprehensive income / (loss)
Foreign currency translation	78	(91)	513	(66)
COMPREHENSIVE INCOME / (LOSS)	$(22,859)	$(40,484)	$10,989	$(66,638)
Net income/(loss) per share attributable to common stockholders, basic	$(0.53)	$(1.01)	$0.25	$(1.67)
Weighted average common shares outstanding, basic	43,569,482	39,972,174	42,724,813	39,862,878
Net income/(loss) per share attributable to common stockholders, diluted	$(0.53)	$(1.01)	$0.23	$(1.67)
Weighted average common shares outstanding, diluted	43,569,482	39,972,174	45,080,419	39,862,878

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	4	367,293	75	(192,042)	175,330
Issuance of common stock	256,896	—	8,707	—	—	8,707
Stock-based compensation expense	—	—	2,455	—	—	2,455
Foreign currency translation	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(40,393)	(40,393)
Balance June 30, 2020	40,014,519	$4	$378,455	$(16)	$(232,435)	$146,008

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Loss	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878	—	107,725	—	—	107,725
Exercise of stock options	46,000	—	110	—	—	110
Stock-based compensation expense	9,094	—	4,698	—	—	4,698
Foreign currency translation	—	—	—	435	—	435
Net income	—	—	—	—	33,413	33,413
Balance March 31, 2021	43,548,419	4	504,091	(91)	(251,787)	252,217
Exercise of stock options	28,332	—	131	—	—	131
Stock-based compensation expense	199	—	4,827	—	—	4,827
Foreign currency translation	—	—		78	—	78
Net loss	—	—	—	—	(22,937)	(22,937)
Balance June 30, 2021	43,576,950	$4	$509,049	$(13)	$(274,724)	$234,316

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$10,476	$(66,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	(62,010)	—
Depreciation and amortization	346	186
Stock-based compensation	9,525	4,665
Non-cash expense in connection with equity issuance to MSK/MIT	—	1,331
Non-cash expense in connection with equity issuance to inventors	—	7,376
Foreign currency transactions	513	(66)
Changes in assets and liabilities:
Accounts receivable, net	(8,517)	—
Inventories	(3,820)	—
Other current assets	4,284	(442)
Other assets	(1,503)	13
Accounts payable	(2,569)	1,305
Accrued liabilities and other	2,658	2,813
NET CASH USED IN OPERATING ACTIVITIES	(50,617)	(49,391)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(441)	(28)
Net proceeds from sale of priority review voucher	62,010	—
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	61,569	(28)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	107,725	—
Proceeds from exercised stock options	241	370
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,966	370
Effect of exchange rates on cash and cash equivalents	35	(28)
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	118,953	(49,077)
Cash and cash equivalents at the beginning of period	114,634	207,136
Cash and cash equivalents at the end of period	$233,587	$158,059

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial-stage clinical biopharmaceutical company focused on the development and commercialization of novel, antibody based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

The Company is headquartered in New York, New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

Except for the quarter ended March 31, 2021, the Company has incurred quarterly losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $274,724,000 as of June 30, 2021 and $285,200,000 as of December 31, 2020. Through June 30, 2021, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021.

On February 22, 2021, the Company announced the closing of its public offering of 2,804,878 shares of its common stock, at a public offering price of $41.00 per share, which included the exercise in full of the underwriters' option to purchase 365,853 additional shares of common stock. The aggregate gross proceeds to the Company, before deducting underwriting discounts and commissions and offering expenses payable by the Company, were approximately $115,000,000.

As of June 30, 2021, the Company had cash and cash equivalents of $233,587,000, and as of December 31, 2020 the Company had cash and cash equivalents of $114,634,000. As of the issuance date of the financial statements for the second quarter ended June 30, 2021, the Company expects that its cash and cash equivalents at June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Trade Accounts Receivables

The Company’s trade accounts receivable balance consists of amounts due from sales of our approved product, DANYELZA. Receivables from product sales are recorded net of allowances which generally include chargebacks, doubtful accounts, rebates, returns, and discounts. The Company accrues allowances based on the estimation of each individual sales transaction.

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts.

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with three national speciality distributors in the United States of America. As of June 30, 2021, the receivables balances from such distributors totaled 99% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventory

The Company values its inventories at the lower of cost or net realizable value on a first-in, first-out basis. The Company’s inventory costs include amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Raw and intermediate materials that may be utilized for both commercial and clinical programs are identical and given the alternative future use such amounts are initially classified as inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an alternative future use.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred in the three and six months ended June 30, 2021.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$209,703	$—	$209,703
	$—	$209,703	$—	$209,703

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$97,302	$—	$97,302
	$—	$97,302	$—	$97,302

During the quarter ended June 30, 2021, there were no transfers between Level 1, Level 2, and Level 3.

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

Revenue Recognition - License revenue

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd. (“SciClone”) for certain indications of DANYELZA and omburtamab within China. As part of the agreement, we received a nonrefundable up-front fee of $20,000,000 for the transfer of the license and know-how related to the product indications. The Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Accordingly, the full transaction price of $20,000,000 was recognized upon transferring of the license and know-how to SciClone. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. We reevaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and revenue will be recognized. We also considered that the manufacturing and supply terms, included within the arrangement, did not represent a material right to SciClone at inception as the terms reflected stand-alone selling price for similar goods or services. During the three and six-month period ended June 30, 2021, no revenue was recognized related to this arrangement as no sales were occurred which are subject to the arrangement and no milestones were achieved.

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) to be the exclusive distributor in Latin America of the Company’s antibodies, including DANYELZA and omburtamab. As part of this agreement, we received and recognized a nonrefundable up-front fee of $2,000,000 for the transfer of the license and know-how related to the product indications in the three and six months ended June 30, 2021. The Company may also receive regulatory-based milestone payments up to $3,500,000 and is entitled to royalties based upon the net sales generated by Adium related to the product indications in the territories. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606.

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

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $8,951,000 and $14,334,000 for the three and six months ended June 30, 2021. There were no product sales during the three and six months ended June 30, 2020.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of June 30, 2021, the company had recorded accounts receivable allowances of approximately $10,000 and accrued liabilities of $1,475,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
	Discounts	Allowances	Returns	Total
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in current year	31	1,541	163	1,735
Payments/credits relating to sales in current year	(21)	(66)	(163)	(250)
Balance, June 30, 2021	$10	$1,475	$—	$1,485

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2021. Two wholesalers accounted for 75% and 19%, respectively, of our gross product revenue for the three months ended June 30, 2021 and two wholesalers accounted for 77% and 13%, respectively, of our gross product revenue for the six months ended June 30, 2021.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)

Net income / (loss) (numerator)	$(22,937)	$(40,393)	$10,476	$(66,572)
Weighted-average shares (denominator), basic	43,569	39,972	42,725	39,863
Basic net income / (loss) per share	$(0.53)	$(1.01)	$0.25	$(1.67)
Weighted-average shares (denominator), diluted	43,569	39,972	45,080	39,863
Diluted net income / (loss) per share	$(0.53)	$(1.01)	$0.23	$(1.67)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted stock units totaled 1,427,850 shares as of June 30, 2021 and 4,956,513 shares as of June 30, 2020.

NOTE 6—INVENTORY

Inventories consist of the following (in thousands):

	As of June 30, 2021
	Raw Material	Work In Progress	Finished Goods	Total

Inventories	$—	$3,700	$120	$3,820

There were no inventories as of June 30, 2020.

NOTE 7—ACCRUED LIABILITIES

Accrued short-term liabilities at June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020

Accrued licensing, milestone and royalty payments	$3,010	$3,608
Accrued clinical costs	922	678
Accrued compensation and board fees	4,144	2,603
Accrued manufacturing costs	1,620	983
Sales reserves accruals	1,475	—
Other	998	325
Total	$12,169	$8,197

NOTE 8—LICENSE AGREEMENTS AND COMMITMENTS

As of June 30, 2021, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in our annual report on Form 10-K, are the MSK License Agreement and the CD33 License Agreement. In addition, the Company entered into the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. Through a 2019 Settlement and Assumption and Assignment of the MSK License Agreement and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in Note 7 for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement and SADA License Agreement, collectively.

We have the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the period three and six months ended June 30, 2021 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Expense	Expense	Accrued liabilities	Accrued liabilities	Accrued liabilities	Accrued liabilities
	Six months	Six months	Three months	Six months	Three months	Six months	Current as of	Non-current	Current as of	Non-current
	ended June	ended June	ended June	ended June	ended June	ended June	June	June	December	December
Agreements	2021	2020	2021	2021	2020	2020	2021	2021	2020	2020
MSK	$ 450	$ -	$ 210	$ 210	$ -	$ -	$ 1,405	$ 1,800	$ 305	$ 1,640
CD33	100	—	—	—	—	—	—	450	100	450
MabVax	—	—	10	10	—	—	—	—	—	—
SADA	1,000	1,995	—	—	13,307	13,307	1,605	—	1,000	1,605

As of June 30, 2021, the Company has $1,800,000 of gross intangible assets related to the product rights for DANYELZA that were recorded under the MSK License Agreement and are included in “Other Assets” on the consolidated balance sheets. Amortization expense recorded during the period was not material.

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

Certain minimum royalties and clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of June 30, 2021.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full-time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. For three months ended June 30, 2021 and 2020, we incurred research and development expenses of $947,000 and $929,000, respectively, under these agreements. For six months ended June 30, 2021 and 2020, we incurred research and development expenses of $1,895,000 and $1,978,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3,617,000 as right of use asset and $2,679,000 as lease liability with the difference of $938,000 resulting from certain prepayments and other costs incurred. The company pays equal monthly installments of approximately $117,000 per month in additional access fees through September 2022 resulting in total payments of $1,631,000 remaining under the agreement. There are no renewal options in this agreement.

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

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is five years from the date the Company began to occupy the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

Additionally, the Company entered a three-year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000, which are recognized on a straight-line basis.

Total operating lease costs were $646,000 and $173,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,291,000 and $347,000 for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021, the operating lease expenses were recorded as $587,000 in research and development expense and $59,000 in general and administrative expense. For the three months ended June 30, 2020, the expenses were recorded as $124,000 in research and development expense and $49,000 in general and administrative expense. For the six months ended June 30, 2021, the expenses were recorded as $1,174,000 in research and development expense and $117,000 in general and administrative expense. For the six months ended June 30, 2020, the expenses were recorded as $247,000 in research and development expense and $100,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2021 was $549,000 and $1,093,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2020 was $205,000 and $393,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at June 30, 2021 were as follows (in thousands):

Operating Leases
at June 30, 2021
Remainder of 2021	$1,086
Years ending December 31,
2022	1,589
2023	539
2024	64
Total lease payments	3,278
Less: Imputed interest	(276)
Total operating lease liabilities at June 30, 2021	$3,002

Maturities of operating leases at December 31, 2020 were as follows (in thousands):

Operating Leases
at December 31, 2020
2021	$2,180
2022	1,593
2023	540
2024	64
Total lease payments	4,377
Less: Imputed interest	(398)
Total operating lease liabilities at December 31, 2020	$3,979

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2021, the weighted average remaining lease term is 1.75 years and the weighted average discount rate used to determine the operating lease liability was 7.6%. As of December 31, 2020, the weighted average remaining lease term is 2.18 years and the weighted average discount rate used to determine the operating lease liability was 7.6%.

NOTE 9—STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2021 and December 31, 2020, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,576,950 shares of its common stock as of June 30, 2021 and 40,688,447 shares of its common stock as of December 31, 2020.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of June 30, 2021 or December 31, 2020.

Stock grant agreements with non-employees

In August 2015, we entered into stock grant agreements with certain non-employees of the Company. We agreed to issue a total of 2,800,000 shares to two non-employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. The shares are released according to a vesting schedule. A total of 560,000 shares were issued in 2015, and a total of 448,000 shares issued in each of 2016 and 2017. In 2018, a total of 544,000 shares were issued to the two researchers, whereby one of the two grants was fully issued. In 2019 a total of 400,000 shares were issued to one of the physicians, and the remaining 400,000 shares were issued in August 2020, subject to certain conditions. No future shares will be issued under these awards. The total awards were expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares.

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, during the quarter ended June 30, 2021, the non-employee researchers vested in an additional 20% of the awards. Therefore, as of June 30, 2021, the two non-employee researchers have vested in 60% of the total grant with the remaining 40% vesting ratably over the next two years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represents the fair value of the shares on the grant date.

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

Issuance of common stock

On February 22, 2021, we completed a third public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering of $115,000,000, with aggregate net proceeds of approximately $107,725,000 after deducting underwriting discounts and commissions and offering expenses.

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

Stock Option Valuation

For the three month periods ended June 30, 2021 and 2020, stock-based compensation for stock option grants were $4,752,000 and $2,406,000, respectively, for options granted to employees and directors. For the three months ended June 30, 2021, the expenses were recorded as $1,753,000 in research and development expense and $2,999,000 in selling, general, and administrative expense. For the three months ended June 30, 2020, the expenses were recorded as $537,000 in research and development expense and $1,871,000 in selling, general, and administrative expense.

For the six month periods ended June 30, 2021 and 2020, stock-based compensation for stock option grants were $9,380,000 and $4,594,000, respectively, for options granted to employees and directors. For the six months ended June 30, 2021, the expenses were recorded as $3,444,000 in research and development expense and $5,936,000 in selling, general, and administrative expense. For the six months ended June 30, 2020, the expenses were recorded as $1,026,000 in research and development expense and $3,570,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2020	5,674,100	$22.55	$156,726	7.51
Granted	209,000	32.44
Exercised	(74,332)	3.24
Forfeited	(25,000)	36.95
Outstanding and expected to vest at June 30, 2021	5,783,768	$23.10	$85,272	7.14
Exercisable at June 30, 2021	3,370,715	$11.83	$76,242	5.90

The weighted average fair value of stock options granted for the three months ended June 30, 2021 and 2020 was $32.44 and $27.65, respectively. There were 209,000 and 324,000 shares stock options granted for the three months ended June 30, 2021 and 2020, respectively.

The weighted average fair value of stock options granted for the six months ended June 30, 2021 and 2020 was $32.44 and $20.32, respectively. There were 209,000 and 1,041,000 shares stock options granted for the six months ended June 30, 2021 and 2020, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. We estimate our expected share price volatility based on the historical volatility of a group of publicly traded peer companies and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards issued to employees as we have limited historical data to support the expected term assumption. The risk free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future.

As of June 30, 2021, we had $47,280,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.73 years. As of June 30, 2020, we had $32,443,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.92 years.

Restricted Stock Unit Activity

For the three months ended June 30, 2021 and June 30, 2020, stock-based compensation for restricted stock unit grants was $75,000 and $49,000, respectively. For the three months ended June 30, 2021, the expenses were recorded as $68,000 in research and development expense and $7,000 in selling, general, and administrative expense. For the three months ended June 30, 2020, the expenses were recorded as $44,000 in research and development expense and $5,000 in selling, general, and administrative expense.

For the six months ended June 30, 2021 and June 30, 2020, stock-based compensation for restricted stock unit grants was $145,000 and $72,000, respectively. For the six months ended June 30, 2021, the expenses were recorded as $131,000 in research and development expense and $14,000 in selling, general, and administrative expense. For the six months ended June 30, 2020, the expenses were recorded as $65,000 in research and development expense and $7,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2020	30,146	$25.45	2.18
Granted	6,217	34.32
Vested	(9,293)	21.19
Forfeited	(2,751)	27.89
Outstanding and expected to vest at June 30, 2021	24,319	$29.07	1.99

As of June 30, 2021, we had $585,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.99 years. As of June 30, 2020, we had $462,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.31 years.

NOTE 11—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $1,157,000 and $5,527,000 in the three months ended June 30, 2021 and 2020, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $2,105,000 and $6,576,000 in the six months ended June 30, 2021 and 2020, respectively, under these agreements with MSK. Please refer to Note 8 – License Agreements and Commitments for additional details on our agreements with MSK. As of June 30, 2021, we had a total of $594,000 recorded as accounts payable, $5,513,000 as accrued liabilities, thereby totaling $6,107,000 due to MSK. As of December 31, 2020, we had a total of $833,000 recorded as accounts payable, $7,161,000 as accrued liabilities, thereby totaling $7,994,000 due to MSK.

NOTE 12—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $22,937,000 and $40,393,000 for the three month periods ended June 30, 2021 and 2020, respectively, and the net income of $10,476,000 and the net loss of $66,572,000 for the six month periods ended June 30, 2021 and 2020, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of June 30, 2021 and December 31, 2020, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for the years 2015 to 2020 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the three or six months ended June 30, 2021 and 2020.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from Danish subsidiary were made for three and six months ended June 30, 2021 and 2020. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 once the substantive closing conditions included within the agreement were resolved. The Company recognized a net gain of $62,010,000 during the six months ended June 30, 2021 related to the sale.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 on file with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve substantial risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

On November 25, 2020, DANYELZA® (naxitamab-gqgk) was approved by the United States Food and Drug Administration, or the FDA, for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. DANYELZA is currently being investigated in three Phase 2 clinical studies for the treatment of patients with first-line NB, third-line NB, and in relapsed osteosarcoma. We are commercializing DANYELZA in the United States. In addition, we have an ongoing Phase 2 clinical trial at Memorial Sloan Kettering Cancer Center, or MSK, with our GD2-GD3 Vaccine for the treatment of Stage 4 high-risk NB. We believe the GD2-GD3 Vaccine can potentially serve as an add-on treatment to DANYELZA.

We submitted a Biologics License Application, or BLA, to the FDA in August 2020 for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB, and received a Refusal to File letter from the FDA in October 2020. We held a Type B meeting with the FDA in June 2021. At the meeting available data from external historical control groups and plans for statistical analyses to compare such data with the data from Study 03-133 were discussed. We have agreed to provide the FDA with additional detailed data and the statistical analysis plan, or SAP, and we anticipate being able to do so during the third quarter of 2021. Upon receiving the FDA’s feedback on these items, we plan to move forward and request a pre-BLA meeting with the FDA. Subject to timing of and positive feedback at such pre-BLA meeting, we aim to initiate rolling resubmission of the omburtamab BLA by the end of 2021. We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs.

In April 2021, we submitted a European Marketing Authorization Application, or MAA, for omburtamab. Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have an omburtamab follow-on product candidate, 177Lu-omburtamab-DTPA, in Phase 1 for the treatment of medulloblastoma, and in Phase 1 for treatment targeting B7-H3 positive CNS/LM tumors in adults.

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the minimal binding affinity necessary to recruit T cells. We have filed an investigational new drug application, or IND, for our Phase 2 clinical trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition, a Phase ½ clinical trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. Our nivatrotamab program thus addresses large patient populations. We are also advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, for which we filed an IND, and expect to enter clinical testing in the next six to nine months. We are advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

We are using the SADA technology, our proprietary radioimmunotherapy platform to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors, B7-H3-SADA for potential use in prostate cancer, GPA33-SADA for potential use in colon cancer, and HER2-SADA for potential use in breast cancer as our first SADA constructs, and expect to file an IND for GD2-SADA in 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Our mission is to become the world leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to continue to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, commercializing our approved product, raising capital, and acquiring and developing our technology platform among other matters. We have not generated substantial revenues from sales of DANYELZA which is currently our only approved product.

To date, we have financed our operations primarily through private placements of our securities, proceeds from our initial public offering and proceeds from our two subsequent public offerings, and our product revenue from DANYELZA.

On February 22, 2021, we completed our most recent follow-on public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from this offering of $115.0 million, with aggregate net proceeds of approximately $107.7 million after deducting underwriting discounts and commissions and offering expenses.

As of June 30, 2021, we had an accumulated deficit of $274.7 million. Our net loss was $22.9 million for the three months ended June 30, 2021 and $40.4 million for the three months ended June 31, 2020. Our net income was $10.5 million for the six months ended June 30, 2021 and our net loss was $66.6 million for the six months ended June 31, 2020. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation. We were obligated to pay, and paid 40% of the net proceeds from the sale of the PRVto MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and was recognized as part of “Other Income, Net” in the Consolidated Statement of Net Income (Loss) and Comprehensive Income for the six months ended June 30, 2021. Upon the potential FDA approval of omburtamab, we expect to receive another PRV, and upon monetization thereof we will be obligated to pay 33% of the net proceeds from such sale to MSK.

In August 2015, we entered into a license agreement, or the MSK License, with MSK pursuant to which we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we have committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due to MSK either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we owe MSK customary royalties on commercial sales of our approved products, including a fixed minimum royalty which started in 2020. The fixed minimum royalty amounts can be offset against the customer royalties. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the three months ended June 30, 2021, we paid $1.0 million under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the next three years. Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patient has been enrolled, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Sales-based milestones payments, totaling $23,750,000, become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company may make sales-based milestone payments in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see Note 8 - License Agreements and Commitments.

For DANYELZA, and for any other product candidates for which we obtain regulatory approval, we expect to incur significant milestone costs, as well as commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may continue to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates. Because of the numerous risks and uncertainties associated with the development of our existing product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is uncertain, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us and could have a negative impact on our financial condition.

Recent Developments

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread around the world, including the New York metropolitan area and Copenhagen, Denmark, where our primary office and laboratory spaces are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, the emergence of new variants of the virus such as the Delta variant and the actions to contain the coronavirus or treat its impact, among others. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, other than those performing or supporting business-critical functions, such as certain members of our laboratory staff, suspending all non-essential travel worldwide for our employees and employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. For those employees that are performing or supporting business-critical functions, we have implemented stringent safety measures designed to comply with applicable US federal, state and local guidelines as well as Danish safety guidelines instituted in response to the COVID-19 pandemic. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or SEC, the FDA or other domestic and international regulatory authorities.

Components of Our Results of Operations

Product Revenue

Product revenue consists of sales of DANYELZA.

License Revenue

License revenue consists of payments received for the licensing rights of DANYELZA and Omburtamab in Latin America.

Operating Costs and Expenses

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of DANYELZA, including materials, third-party manufacturing costs, packaging services, freight, labor costs for personnel involved in the manufacturing process, indirect overhead costs and third-party royalties payable on our net product revenues.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include, but are not limited to:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreements, or the SRAs, the two CFSAs, the MCTA, and the MDSA, with MSK;
●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical and pre-clinical studies and clinical trials;
●	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical studies and clinical trial materials, including manufacturing validation batches;
●	upfront, milestone and other non-revenue related payments due under our third-party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA and omburtamab or any future product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limied to:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;

●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the terms and timing of regulatory approvals, including the timing of our BLA submissions and their acceptance;
●	the receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA or any non-U.S. regulatory authority;
●	any requirement by the FDA or any non-US regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the success of commercialization of approved products.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may also never succeed in achieving regulatory approval for omburtamab or any other product candidates we may develop.

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

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA®, for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The net proceeds of this sale to the company was $62.0 million. The transaction closed on January 21, 2021 when the substantive closing conditions included within the agreement were resolved.

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

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third parties for CMOs and CROs and additional product development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License Agreement based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of the granted stock options were as follows:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$8,951	$—	$8,951
License revenue	2,000	—	2,000
Total revenues	10,951	—	10,951
Operating costs and expenses:
Cost of goods sold	200	—	200
Royalties	210	—	210
Research and development	19,778	30,059	(10,281)
Selling, general, and administrative	13,475	10,393	3,082
Total operating costs and expenses	33,663	40,452	(6,789)
Loss from operations	(22,712)	(40,452)	17,740
Other income, net
Interest and other income / (loss)	(225)	59	(284)
Net income / (loss)	$(22,937)	$(40,393)	$17,456

Revenue

The Company launched DANYELZA in February 2021, and recorded $9.0 million in net product revenues for the three months ended June 30, 2021. The Company had no product revenues during the three months ended June 30, 2020 as we did not have an approved product at that time.

In addition, the Company recorded $2.0 million in license revenues for the three months ended June 30, 2021, which was attributable to the revenues earned from outlicensing DANYELZA and omburtamab in Latin America. As part of the this agreement, we received a nonrefundable up-front fee of $2.0 million for the transfer of the license and know-how related to the constructs. We recognized the revenue as we determined the license to be distinct from other promises within the arrangement. The company had no revenues during the three months ended June 30, 2020.

Cost Of Goods Sold

The Company began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $200,000 for the three months ended June 30, 2021. The company’s cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related costs associated with the manufacture of DANYELZA as research and development expenses. This resulted in inventory being sold during the quarter ended June 30, 2021 for which a portion of the costs had been expensed prior to FDA approval. We expect this to continue to impact cost of goods sold through 2022 as such inventory amounts are sold to our customers.

In addition, the Company expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. As a result, there was no royalty expense associated with product sales recorded for the three months ended June 30, 2021. If we had not sold previously expensed inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $947,000.

The Company had no cost of goods sold for the three months ended June 30, 2020.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	June 30,
	2021	2020

	(in thousands)
Outsourced manufacturing	$5,995	$6,633
Clinical trials	1,565	1,817
Outsourced research and supplies	3,235	3,632
Milestones and license acquisition costs	—	13,307
Personnel costs	4,675	2,871
Professional and consulting fees	473	583
Stock-based compensation	1,820	581
Other	2,015	635
	$19,778	$30,059

Research and development expenses decreased by $10.3 million, from $30.1 million for the three months ended June 30, 2020 to $19.8 million for the three months ended June 30, 2021. This was primarily due to a $13.3 million decrease in milestones and license acquisition costs. The three months ended June 30, 2020 includes $13.3 million related to the SADA agreement entered into in April 2020. This decrease of $13.3 million was partially offset by a $3.0 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our expanding workforce.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $3.1 million, from $10.4 million for the three months ended June 30, 2020 to $13.5 million for the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to a $3.1 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities mainly due to the growth of the commercialization team.

Other Income, Net

Interest and other income/loss for the three months ended June 30, 2021 was a loss of $225,000 as compared to a gain of $59,000 for the three months ended June 30, 2020. Our interest and other income/loss decreased by $284,000 due to a decrease in interest rates and increased foreign currency exchange losses incurred in the current period.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$14,334	$—	$14,334
License revenue	2,000	—	2,000
Total revenues	16,334	—	16,334
Operating costs and expenses:
Cost of goods sold	293	—	293
Royalties	210	—	210
Research and development	41,357	48,681	(7,324)
Selling, general, and administrative	25,445	18,519	6,926
Total operating costs and expenses	67,305	67,200	105
Loss from operations	(50,971)	(67,200)	16,229
Other income, net
Gain from sale of priority review voucher	62,010	—	62,010
Interest and other income	(563)	628	(1,191)
Net income / (loss)	$10,476	$(66,572)	$77,048

Revenue

The Company launched DANYELZA in February 2021 and recorded $14.3 million in net revenues for the six months ended June 30, 2021. The Company had no product revenues during the six months ended June 30, 2020 as no products had been approved at the time.

In addition, the Company recorded $2.0 million in license revenues for the six months ended June 30, 2021, which was attributable to the revenues earned from outlicensing DANYELZA and omburtamab in Latin America. As part of the this agreement, we received a nonrefundable up-front fee of $2.0 million for the transfer of the license and know-how related to the constructs. We recognized the revenue as we determined the license to be distinct from other promises within the arrangement. The company had no revenues during the six months ended June 30, 2020.

Cost Of Goods Sold

The Company began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $293,000 for the six months ended June 30, 2021. The company’s cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related costs associated with the manufacture of DANYELZA as research and development expenses. This resulted in inventory being sold during the six ended June 30, 2021 for which a portion of the costs had been expensed prior to FDA approval. We expect this to continue to impact cost of goods sold through 2022 as such inventory amounts are sold to our customers.

In addition, the Company expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. As a result, there was no royalty expense associated with product sales recorded for the six months ended June 30, 2021. If we had not sold previously expensed inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $1,507,000.

The Company had no cost of goods sold for the six months ended June 30, 2020.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Outsourced manufacturing	$14,853	$13,506
Clinical trials	3,179	2,663
Outsourced research and supplies	6,324	9,776
Milestones and license acquisition costs	—	13,307
Personnel costs	8,960	5,914
Professional and consulting fees	1,057	924
Stock-based compensation	3,575	1,091
Other	3,409	1,500
	$41,357	$48,681

Research and development expenses decreased by $7.3 million, from $48.7 million for the six months ended June 30, 2020 to $41.4 million for the six months ended June 30, 2021. This decrease was primarily due to a $13.3 million decrease in milestones and license acquisition costs. The three months ended June 30, 2020 includes $13.3 million related to the SADA agreement entered into in April 2020. In addition, outsourced research and supplies expenses decreased by $3.5 million as a result of decreased regulatory affairs costs. These decreases were partially offset by a $5.5 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our expanding workforce, as well as a $1.3 million increase in outsourced manufacturing and $1.0 million increase in premises expenses primarily related to our manufacturing and supply agreement with SpectronRX which commenced in August 2020.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $6.9 million, from $18.5 million for the six months ended June 30, 2020 to $25.4 million for the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to a $6.4 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for new hires mainly due to the growth of the commercialization team.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA, for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, Y-mAbs retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 once the substantive closing conditions included within the agreement were resolved. The Company recognized a net gain of $62,010,000 during the six months ended June 30, 2021 related to the sale of the PRV.

Interest and other income/loss for the six months ended June 30, 2021 was a loss of $563,000 as compared to a gain of $628,000 for the six months ended June 30, 2020. Our interest and other income decreased by $1,191,000 due to a decrease in interest rates and increased foreign currency exchange losses incurred in the current period.

Liquidity and Capital Resources

Overview

Except for the three months ended March 31, 2021, the Company has incurred quarterly losses since inception, and expects to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, and have started generating revenue from this product’s sales in 2021. We have financed our operations through June 30, 2021 primarily through gross proceeds from the sale of our common stock of $378.8 million in the years 2015 through 2019, and an additional $115.0 million from the sale of our common stock in 2021. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $233.6 million and $114.6 million, respectively. We might need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we sold to United Therapeutics Corporation for $105.0 million in a transaction that closed in January 2021. We were obligated to pay 40% of the net proceeds from the sale of the PRV to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020

Cash used in operating activities	$(50,617)	$(49,391)
Cash provided by / (used in) investing activities	61,569	(28)
Cash provided by financing activities	107,966	370
Effect of exchange rates on cash and cash equivalents	35	(28)
Net increase / (decrease) in cash and cash equivalents	$118,953	$(49,077)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $50.6 million for the six month period ended June 30, 2021, as compared to net cash used in operating activities of $49.4 million for the six month period ended June 30, 2020. As compared to the six month period ended June 2020, the $1.2 million increase was primarily due to adjustments of working capital related to changes in accounts receivable, inventory, other current and non-current assets, accounts payable, and accrued expenses, and other liabilities of $13.2 million; and a decrease $3.1 million of non-cash expenses mainly due to stock-based compensation to employees and non-employees due to a $8.7 million equity issuance to MSK and MIT and two inventors in connection with SADA agreement, partially offset by an increase of $4.9 million non-cash stock-based costs for employees; and a decrease of $1.2 million at interest income for the six month period ended June 2021, as compared to June 2020. These changes were partially offset by $16.3 million decrease on the loss from operations driven by $14.3 million of product revenue related to the launch of DANYELZA and $2.0 million of license revenue in the six month period ended June 30, 2021.

Net Cash Provided by /(Used in) Investing Activities

Net cash provided by investing activities was $61.6 million for the six months ended June 30, 2021, as compared to net cash used in investing activities of $28,000 for the six months ended June 30, 2020. The change was primarily caused by $62.0 million in net proceeds received from the sale of our priority review voucher received from the FDA upon the approval of DANYELZA. This increase of $62.0 million was partially offset by increased purchases of $0.4 million in laboratory equipment during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $108.0 million for the six months ended June 30, 2021, as compared to $0.4 million for the six months ended June 30, 2020. The increase of $107.6 million was primarily due to the net proceeds of $107.7 million received from the public offering in February 2021.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we commercialize DANYELZA, continue the development of omburtamab, and advance our BLA resubmission for omburtamab. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any additional product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation for $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

On February 22, 2021, we completed a public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our third public offering of $115.0 million, with aggregate net proceeds of approximately $107.7 million after deducting underwriting discounts and commissions and offering expenses.

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

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and MabVax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations by MabVax to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product, over the royalty term, commencing on the second anniversary of the MabVax/Y-mAbs Sublicense and mid single-digit royalty payments to MSK on sales. Minimim Royalties are non-refundable but creditable against royalty payments otherwise due from us to MSK pursuant to the MabVax/MSK License Agreement. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a percentage of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $233.6 million and $114.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at June 30, 2021. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents denominated in DKK of $1.5 million and $(0.5) million, respectively, and an immediate 2% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we determined that we had material weaknesses in our internal control over financial reporting. These material weaknesses related to a lack a sufficient number of trained professionals with an appropriate level of accounting, knowledge training and experience to: (a) design and maintain formal accounting policies, procedures and controls over the fair presentation of the our financial statements; (b) design and maintain controls to analyze, record and disclose complex accounting matters timely and accurately; including share-based compensation arrangements and accounting for license arrangements; and (c) design and maintain controls over the preparation and review of account reconciliations, journal entries and financial statements, including maintaining appropriate segregation of duties.

We have completed the execution of the following measures as of June 30, 2021 to remediate the underlying causes that gave rise to the previously disclosed material weaknesses:

●	Hired additional professionals in the accounting and finance team to enhance the depth and competence of our accounting and finance team;
●	Strengthened the overall oversight and review procedures with regards to designing and maintaining formal accounting policies, financial reporting, and financial processes; and overall internal control procedures;

●	Enhanced communication and cooperation between accounting and other departments so that contracts are received and reviewed, and that complex accounting matters are analyzed, recorded and disclosed accurately, and timely in our financial statements, including share-based compensation arrangements and accounting for license arrangements;
●	Implemented business process-level controls across all significant accounts and information technology general controls across all relevant domains. This included completing training such that the preparer and control operators had clear expectations as it relates to the control design, execution, and monitoring of such controls, including enhancements to the documentation to evidence the execution of the controls; and
●	Designed business-process and information technology controls such that appropriate segregation of duties are in place. Instituted periodic monitoring controls across relevant segregation of duties conflicts whether access remains appropriate and necessary, and implemented compensating controls where access could not be restricted.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of June 30, 2021 our accumulated deficit was approximately $274.7 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our public offerings in November 2019 and February 2021.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only product approved for sale is DANYELZA, which only recently received approval and we have never generated any substantial revenue from product sales. We have only begun limited sales and shipments of DANYELZA since February 2021 and we do not anticipate generating any substantial revenue from product sales until DANYELZA has been on the market for a period of time. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we paid MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with Study 101. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development milestone payments totaling $1,400,000, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product over the royalty term, and mid single-digit royalty payments to MSK on sales.

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

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials and commercialization of any approved products, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence sales and marketing of DANYELZA and conduct clinical trials of, and seek marketing approval for our lead product candidate omburtamab and our other product candidates. We expect to incur commercialization expenses, which may be significant, related to product sales, marketing, manufacturing and distribution of DANYELZA or our product candidates to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time for any such product candidate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, until at least such time as we can generate substantial additional revenues from sales of DANYELZA or our product candidates, if approved, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient amounts of additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

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

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial additional revenues from the sale of DANYELZA and our product candidates, if approved, we expect to finance our cash needs through a combination of cash on hand, equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, limiting our ability to conduct licensing transactions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of DANYELZA or other products, if approved, or development of our product candidates.

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

Our only approved product DANYELZA, our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. To date we have not generated substantial revenues from sales of DANYELZA which is currently our only approved product. We may never be able to develop another marketable product. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates including in particular omburtamab. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any other of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

While we have inititated the commercial launch of DANYELZA in the United States, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling DANYELZA, we will need to successfully:

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

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop product candidates, commercialize DANYELZA or any future approved products, raise capital, expand our business, or continue our operations.

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

We have only recently established our sales and marketing organization and have only limited experience in marketing and sale of biopharmaceutical products. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and omburtamab covering certain territories outside the United States with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG and Adium Pharma S.A., we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States. We continue to explore selectively establishing partnerships in markets outside the United States to support the commercialization of our product candidates for which we obtain marketing approval and that can be commercialized with such capabilities, and we are currently initiating the process of building our own sales capabilities in Europe, however, no assurance can be given that we will be successful in our efforts.

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

Our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower from arrangements that we enter into with third parties to perform sales and marketing service (such as with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG and Adium Pharma S.A.) than if we were to market and sell any drugs that we develop ourselves. In addition, we may not be successful in entering additional arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we might not be successful in commercializing DANYELZA or any of our product candidates for which we receive marketing approval, if any. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of DANYELZA or our product candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7-H3. United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States. During the third quarter of 2020, United Therapeutics discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, and its efforts to develop a humanized version of Unituxin, and during the second quarter of 2021 United Therapeutics discontinued development of Unituxin in R/R NB. DANYELZA may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high-risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in 2020 in R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in November 2020 EUSA and BeiGene announced that the BLA for QARZIBA® (dinutuximab beta) was accepted by the China National Medical Products Administration and granted priority review.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials of our lead product candidates currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our lead product candidates, such event could adversely affect our other clinical trials of our lead product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. Study 03-133 will form the primary basis for our planned resubmission of the BLA for omburtamab, and we will establish comparability of the study population and pharmacokinetics analysis with Study 101 to satisfy the confirmatory study and post-marketing requirements by the FDA. If the results of this study fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process for omburtamab.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the United States market, even if we receive approval to market our product candidates from the FDA, the European Medicines Agency, or EMA, or other regulatory bodies, whether for the treatment of cancers or other diseases, no assurance can be given you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. We do not currently have arrangements in place for redundant supply of our DANYELZA and omburtamab and we only currently use a different single third-party manufacturer for fill-and-finish services for DANYELZA and omburtamab. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. We have been informed that the FDA plans to visit and inspect the site of EMD Millipore Corporation (now part of the Merck KGaA group of companies), or EMD/Merck, in Martillac, France, where the omburtamab drug substance is manufactured. We estimate that the FDA inspection may occur in the third quarter of 2022 assuming the FDA accepts the omburtamab BLA submission. However, if the FDA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition. The FDA may also decide to inspect the fill and finish site at Patheon/Thermo Fisher in Ferentino, Italy, which may cause similar risks. We also expect EMA to require an inspection of the manufacturing facilities for omburtamab due to our MAA submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all.

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

As we further develop our lead product candidates and following potential approval, commercialize our products, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and territories. In November 2020, we have entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Finally, in May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A. for Latin America. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

We initiated submission of a BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. The reason for the FDA’s Refusal to File was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues and have discussed the adequacy of the external control reanalysis and supporting data to demonstrate direct anti-tumor effect for a BLA resubmission. In March 2021 we concluded a Type B meeting with the FDA regarding omburtamab and received requests from the FDA for additional data concerning the granularity of data from our identified historical control groups. We held a Type B meeting with the FDA in June 2021. At the meeting available data from external historical control groups and plans for statistical analyses to compare such data with the data from Study 03-133 were discussed. We have agreed to provide the FDA with additional detailed data and the statistical analysis plan, or SAP, and we anticipate being able to do so during the third quarter of 2021. Upon receiving the FDA’s feedback on these items, we expect to move forward and request a pre-BLA meeting with the FDA. Subject to timing of and positive feed-back at such pre-BLA meeting, we aim to initiate rolling resubmission of the omburtamab BLA by the end of 2021. We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs. However, there is no assurance that the FDA will accept our proposal and our data as sufficient to allow the BLA resubmission. In addition, the FDA may raise additional issues and pose questions to us that may delay the resubmission of our BLA for omburtamab, the filing of the BLA for omburtamab by the FDA, the approval process and the ultimate issuance of any Marketing Authorization for omburtamab. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data, or at all, to prepare our BLA submission for omburtamab as planned. If we are unable to address all questions or concerns the FDA has raised or may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely submit our BLA and ultimately receive a Marketing Authorization for omburtamab. If the FDA files the BLA and we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our BLA may be extended or we may receive a Complete Response Letter, which would have a material adverse effect on our business, results of operation and financial condition.

The FDA retains discretion to decide again not to review our BLA for omburtamab. No assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

In addition, while we are currently pursuing a full approval for our BLA for omburtamab, in the event the FDA finds our data insufficient to support such full approval, it is possible that the FDA would consider whether our clinical data is sufficient for a potential accelerated approval. However, the FDA may not find our data sufficient to support either a full approval or an accelerated approval. Even if the FDA were to find our clinical data sufficient to support an accelerated approval, we would need to conduct a post-marketing study to confirm the clinical benefit of omburtamab. The FDA may also impose other conditions as a result of any accelerated or full approval which we may not be able to satisfy. Any delay or inability to obtain approval for our BLA for omburtamab would materially adversely affect our ability to generate revenue from commercialization of omburtamab, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates. We can provide no assurance that the FDA will agree with our proposal or that we will be able to resubmit the BLA as planned or at all or that we will ultimately be able to obtain FDA approval for omburtamab.

In addition, as part of the FDA approval process, the FDA requires an inspection of the manufacturing facilities for omburtamab. If the FDA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. We estimate that the FDA inspection may occur in the third quarter of 2022 assuming the FDA accepts the omburtamab BLA filing, however, if the FDA is not able to timely conduct an inspection for any reason including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. We expect EMA to require an inspection of the manufacturing facilities for omburtamab due to our MAA submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition.

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

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may not agree with our accelerated approval strategy with respect to omburtamab. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval of omburtamab or other product candidates.

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

On April 27, 2021 we submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In July 2021, the European Commission granted orphan medicinal product designation, or OMPD, for 177Lu-omburtamab-DTPA for the treatment of medulloblastoma. In September 2020, the FDA granted ODD and RPDD to nivatrotamab for the treatment of neuroblastoma. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. In February 2017, the European Commission granted OMPD to omburtamab for the treatment of NB. In August 2016, the

FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to DANYELZA for the treatment of NB.

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

Once marketing approval has been granted, such as for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain postmarketing requirements and commitments, including a confirmatory postmarketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory postmarketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, or overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of February 1, 2021 we have enrolled 54 patients and we anticipate completing the study no later than March 31, 2027. Other requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

Our relationships with healthcare providers, physicians and third-party payors are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current and future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute DANYELZA and other our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	HIPAA Privacy Provisions—as amended by HITECH and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and HIPAA, as amended, requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

The collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR, which became applicable on May 25, 2018. GDPR applies to us through the activities of our wholly-owned subsidiary Y-mAbs Therapeutics A/S, and also to most businesses, regardless of location, that provides goods or services to residents in the EU, which includes our clinical trial activities in European Union Member States. The GDPR imposes operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized

(i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated.

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

The growth of our business may depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our products or product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our products or product candidates. Such diagnostic test or tests may be covered by intellectual property rights held by others. We may not own, or may have to share, the intellectual property rights obtained in collaboration with any other party, or intellectual property rights obtained relating to improvements of in-licensed products or processes.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2036, without taking into account any possible patent term adjustments, extensions or supplementary protection. Our earliest patents in-licensed from MSK of relevance for our products may expire before, or soon after, our first product achieves marketing approval in the United States. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2028 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

As of August 3, 2021, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 31.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,576,950 shares of common stock outstanding as of August 3, 2021. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of August 3, 2021 holders of approximately 2,550,348 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

We plan to seek regulatory approval of our product candidates outside of the United States, and submitted a MAA for omburtamab to EMA in April 2021 for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG and Adium Pharma S.A. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 22, 2018, our stock has traded at prices as low as $14.16 per share and as high as $55.22 per share through August 3, 2021. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

Our inability to operate controls effectively may not enable us to avoid material weaknesses in our internal control over financial reporting in the future. An adverse report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in future years, by our independent registered public accounting firm could have a material adverse impact on our company and financial statements and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

As of June 30, 2021, we had cash and cash equivalents of $233.6 million.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

10.1

2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.2

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.3

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.4

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.5

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018) 2018

10.6

2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-226999) filed with the Securities and Exchange Commission on August 24, 2018)

10.7++

Amendment No. 1, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed May 6, 2021)

10.8

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, employees, consultants and service providers other than directors) (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed November 5, 2020)

10.9

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, directors) (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed November 5, 2020)

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

Y-MABS THERAPEUTICS, INC.

Dated: August 9, 2021	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2021	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)