Form 10-Q
period 2021-09-30
Y-mAbs Therapeutics, Inc.
filed 2021-11-04
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 43,643,916 shares of Common Stock ($0.0001 par value) outstanding as of November 2, 2021.

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

These risks are discussed more fully below and include, but are not limited to, risks related to:

●	our ability to successfully commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States and to successfully launch and commercialize in any other jurisdictions where we may receive marketing approval in the future;

●	the implementation of our business model and our plans to obtain regulatory approval and develop and commercialize our lead product candidate omburtamab and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval;
●	the timing of our resubmission and potential approval of our Biological License Application, or BLA, for omburtamab;
●	our ability and plans for continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab, if approved, and any other current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing efforts, market access and patient support activities of DANYELZA and related assumptions;
●	the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab, if approved, or any other current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for DANYELZA, our lead product candidate omburtamab and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of any BLA, submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our ability to manage our business, operations and pre-clinical and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, pre-clinical studies, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturing organizations, or CMOs, contract research organizations, or CROs, shippers and others;
●	our ability to attract, integrate, manage and retain qualified personnel or key employees;
●	current and future pre-clinical studies and clinical trials for our product candidates and our research and development programs, whether conducted by us or by any of our third party collaborators, including the timing of initiation of these studies and trials, the pace of enrollment, the expected date of completion and of the anticipated results;
●	the timing and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our ability to retain the continued service of our key employees and to identify, hire and retain additional qualified employees, including a direct sales force;
●	our ability to continue to comply with Section 404(a) and 404(b) of the Sarbanes-Oxley Act;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships with third parties for the development and commercialization of our product candidates and future operations;
●	our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to current and any future technology granted to us under our license agreements with MSK;
●	our relationship with MSK as a prescriber of DANYELZA and any future products;
●	the potential benefits of any future collaboration or strategic partnerships we may enter into with third parties;
●	our expectations related to the use of our cash and cash equivalents and the duration for which such cash is expected to last;
●	the need for, timing, type, terms and amount of any future financing transaction;
●	our financial performance, including our estimates regarding revenues, expenses, operating cash flow and capital expenditure requirements;

●	developments relating to our competitors and our industry;
●	any adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of global economic recovery from the pandemic and the ability of our employees to be able to come to work as a result of COVID-19 or any other health epidemic;
●	the impact of government laws and regulations;
●	our dependence on, and difficulty to find a suitable replacement for, a small number of third party CMOs that we currently use for the complex and difficult manufacturing of our product candidates;
●	our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, where we may apply for and receive approval for marketing and sale of pharmaceutical products;
●	our expectations related to the use of our available cash balances and any further financing transaction we may undertake or the use of revenues that we may generate; and
●	other risks and uncertainties described in the section herein entitled “Risk Factors.”

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$215,730	$114,634
Accounts receivable, net	7,264	—
Inventories	4,787	—
Other current assets	2,799	7,729
Total current assets	230,580	122,363
Property and equipment, net	1,846	1,825
Operating lease right-of-use assets	2,802	4,569
Other assets	4,751	3,290
TOTAL ASSETS	$239,979	$132,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$11,024	$9,372
Accrued liabilities	12,486	8,197
Operating lease liabilities, current portion	1,849	1,966
Total current liabilities	25,359	19,535
Accrued milestone and royalty payments	2,250	2,695
Operating lease liabilities, long-term portion	654	2,013
Other liabilities	871	1,968
TOTAL LIABILITIES	29,134	26,211
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized at September 30, 2021 and December 31, 2020; none issued at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 43,643,916 and 40,688,447 shares issued at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid in capital	514,198	391,558
Accumulated other comprehensive income /(loss)	225	(526)
Accumulated deficit	(303,582)	(285,200)
TOTAL STOCKHOLDERS’ EQUITY	210,845	105,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,979	$132,047

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUE
Product revenue, net	$8,965	$—	$23,299	$—
License revenue	—	—	2,000	—
Total revenue	8,965	—	25,299	—
OPERATING COSTS AND EXPENSES
Cost of goods sold	550	—	843	—
Licensing royalties	—	—	210	—
Research and development	23,131	21,005	64,488	69,686
Selling, general, and administrative	13,988	11,636	39,433	30,155
Total operating costs and expenses	37,669	32,641	104,974	99,841
Loss from operations	(28,704)	(32,641)	(79,675)	(99,841)
OTHER INCOME, NET
Gain from sale of priority review voucher, net	—	—	62,010	—
Interest and other income / (loss)	(154)	(191)	(717)	437
NET LOSS	$(28,858)	$(32,832)	$(18,382)	$(99,404)
Other comprehensive income / (loss)
Foreign currency translation	238	(12)	751	(78)
COMPREHENSIVE LOSS	$(28,620)	$(32,844)	$(17,631)	$(99,482)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.82)	$(0.43)	$(2.49)
Weighted average common shares outstanding, basic and diluted	43,598,350	40,187,173	43,019,217	39,971,766

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	25,778	—	370	—	—	370
Stock-based compensation expense	3,429	—	2,211	—	—	2,211
Foreign currency translation	—	—	—	25	—	25
Net loss	—	—	—	—	(26,179)	(26,179)
Balance March 31, 2020	39,757,623	4	367,293	75	(192,042)	175,330
Issuance of common stock	256,896	—	8,707	—	—	8,707
Stock-based compensation expense	—	—	2,455	—	—	2,455
Foreign currency translation	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	(40,393)	(40,393)
Balance June 30, 2020	40,014,519	4	378,455	(16)	(232,435)	146,008
Exercise of stock options	57,916	—	215	—	—	215
Issuance of common stock to non-employees	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,133	—	—	3,133
Foreign currency translation	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(32,832)	(32,832)
Balance September 30, 2020	40,472,435	$4	$381,803	$(28)	$(265,267)	$116,512

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878	—	107,725	—	—	107,725
Exercise of stock options	46,000	—	110	—	—	110
Stock-based compensation expense	9,094	—	4,698	—	—	4,698
Foreign currency translation	—	—	—	435	—	435
Net income	—	—	—	—	33,413	33,413
Balance March 31, 2021	43,548,419	4	504,091	(91)	(251,787)	252,217
Exercise of stock options	28,332	—	131	—	—	131
Stock-based compensation expense	199	—	4,827	—	—	4,827
Foreign currency translation	—	—	—	78	—	78
Net loss	—	—	—	—	(22,937)	(22,937)
Balance June 30, 2021	43,576,950	4	509,049	(13)	(274,724)	234,316
Exercise of stock options	66,160	—	248	—	—	248
Stock-based compensation expense	806	—	4,901	—	—	4,901
Foreign currency translation	—	—	—	238	—	238
Net loss	—	—	—	—	(28,858)	(28,858)
Balance September 30, 2021	43,643,916	$4	$514,198	$225	$(303,582)	$210,845

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,382)	$(99,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	(62,010)	—
Depreciation and amortization	491	279
Stock-based compensation	14,426	7,799
Non-cash expense in connection with equity issuance to MSK/MIT	—	1,331
Non-cash expense in connection with equity issuance to inventors	—	7,376
Foreign currency transactions	751	(62)
Changes in assets and liabilities:
Accounts receivable, net	(7,264)	—
Inventories	(4,787)	—
Other current assets	4,930	1,939
Other assets	(1,461)	2
Accounts payable	1,652	1,800
Accrued liabilities and other	2,961	5,404
NET CASH USED IN OPERATING ACTIVITIES	(68,693)	(73,536)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(512)	(131)
Loans to inventors	—	(2,610)
Net proceeds from sale of priority review voucher	62,010	—
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	61,498	(2,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	107,725	—
Proceeds from exercised stock options	489	585
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,214	585
Effect of exchange rates on cash and cash equivalents	77	(177)
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	101,096	(75,869)
Cash and cash equivalents at the beginning of period	114,634	207,136
Cash and cash equivalents at the end of period	$215,730	$131,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	—	2,679

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

NOTE 2—BASIS OF PRESENTATION

Except for the quarter ended March 31, 2021, the Company has incurred quarterly losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in obtaining adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $303,582,000 as of September 30, 2021 and $285,200,000 as of December 31, 2020. Through September 30, 2021, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021.

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

As of September 30, 2021, the Company had cash and cash equivalents of $215,730,000, and as of December 31, 2020 the Company had cash and cash equivalents of $114,634,000. As of the issuance date of the financial statements for the third quarter ended September 30, 2021, the Company expects that its cash and cash equivalents at

September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The December 31, 2020 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of September 30, 2021, the receivables balances from such distributors totaled 99% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred in the three and nine months ended September 30, 2021.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$187,717	$—	$187,717
	$—	$187,717	$—	$187,717

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$97,302	$—	$97,302
	$—	$97,302	$—	$97,302

During the quarter ended September 30, 2021, there were no transfers between Level 1, Level 2, and Level 3.

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

Revenue Recognition - License revenue

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd. (“SciClone”) for certain indications of DANYELZA and omburtamab within China. As part of the agreement, we received a nonrefundable up-front fee of $20,000,000 for the transfer of the license and know-how related to the product indications. The Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Accordingly, the full transaction price of $20,000,000 was recognized upon transferring of the license and know-how to SciClone. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. We reevaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and revenue will be recognized. We also considered that the manufacturing and supply terms, included within the arrangement, did not represent a material right to SciClone at inception as the terms reflected stand-alone selling price for similar goods or services. During the three and nine-month period ended September 30, 2021, revenue of $113,000 was recognized related to this arrangement and no milestones were achieved.

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) to be the exclusive distributor in Latin America of the Company’s antibodies, including DANYELZA and omburtamab. As part of this agreement, we received and recognized a nonrefundable up-front fee of $2,000,000 for the transfer of the license and know-how related to the product indications during nine-month period ended September 30, 2021. The Company may also receive regulatory-based milestone payments up to $3,500,000 and is entitled to royalties based upon the net sales generated by Adium related to the product indications in the territories. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606.

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

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $8,852,000 and $23,186,000 for the three and nine months ended September 30, 2021. There were no product sales during the three and nine months ended September 30, 2020.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of September 30, 2021, the company had recorded accounts receivable allowances of approximately $277,000 and accrued liabilities of $2,285,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in current year	51	3,308	(122)	3,237
Payments/credits relating to sales in current year	(37)	(760)	122	(675)
Balance, September 30, 2021	$14	$2,548	$—	$2,562

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2021. Two wholesalers accounted for 66.3% and 23.9%, respectively, of our gross product revenue for the three months ended September 30, 2021 and two wholesalers accounted for 72.8% and 17.4%, respectively, of our gross product revenue for the nine months ended September 30, 2021.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)

Net income / (loss) (numerator)	$(28,858)	$(32,832)	$(18,382)	$(99,404)
Weighted-average shares (denominator), basic and diluted	43,598	40,187	43,019	39,972
Basic and diluted net income / (loss) per share	$(0.66)	$(0.82)	$(0.43)	$(2.49)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted stock units totaled 5,832,317 shares as of September 30, 2021 and 5,056,288 shares as of September 30, 2020.

NOTE 6—INVENTORY

Inventories consist of the following (in thousands):

	As of September 30, 2021
	Raw Material	Work In Progress	Finished Goods	Total

Inventories	$—	$4,711	$76	$4,787

There were no inventories as of December 31, 2020.

NOTE 7—ACCRUED LIABILITIES

Accrued short-term liabilities at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020

Accrued licensing, milestone and royalty payments	$2,302	$3,608
Accrued clinical costs	1,007	678
Accrued compensation and board fees	4,048	2,603
Accrued manufacturing costs	2,202	983
Accrued sales reserves	2,285	—
Other	642	325
Total	$12,486	$8,197

NOTE 8—LICENSE AGREEMENTS AND COMMITMENTS

As of September 30, 2021, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in our annual report on Form 10-K, are the MSK License Agreement and the CD33 License Agreement. In addition, the Company entered into the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. Through a 2019 Settlement and Assumption and Assignment of the MSK License Agreement and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in Note 7 for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement and SADA License Agreement, collectively.

We have the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the period three and nine months ended September 30, 2021 (in thousands):

							Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Expense	Expense	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Nine months	Nine months	Three months	Nine months	Three months	Nine months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	September	September	September	September	September	September	September	September	December	December
Agreements	2021	2020	2021	2021	2020	2020	2021	2021	2020	2020
MSK	$ 1,480	$ 80	$ 321	$ 531	$ -	$ -	$ 697	$ 1,800	$ 305	$ 1,640
CD33	100	—	—	—	—	—	—	450	100	450
MabVax	10	—	—	10	—	—	—	—	—	—
SADA	1,000	1,995	—	—	—	13,307	1,605	—	1,000	1,605

As of September 30, 2021, the Company has $1,800,000 of gross intangible assets related to the product rights for DANYELZA that were recorded under the MSK License Agreement and are included in “Other Assets” on the consolidated balance sheets. Amortization expense recorded during the period was not material.

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

Certain minimum royalties and clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of September 30, 2021.

Research and development is inherently uncertain and should such research and development fail the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreement when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. With respect to the SADA Agreement, all time-based milestones coming due within 36 months of the effective date of the agreement have been accrued, as this continues to represent the time period we expect will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full-time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. For three months ended September 30, 2021 and 2020, we incurred research and development expenses of $833,000 and $1,050,000, respectively, under these agreements. For nine months ended September 30, 2021 and 2020, we incurred research and development expenses of $2,728,000 and $3,028,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3,617,000 as right of use asset and $2,679,000 as lease liability with the difference of $938,000 resulting from certain prepayments and other costs incurred. The company pays equal monthly installments of approximately $117,000 in additional access fees through September 2022 resulting in total payments of $1,282,000 remaining under the agreement. There are no renewal options in this agreement.

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

In February 2018, the Company entered a three-year lease agreement for the lease of certain office space in Denmark, as amended in November 2018 and February 2019. The lease is payable in monthly installments of approximately $19,000, which are recognized on a straight-line basis.

Additionally, on September 26, 2021, the Company entered into a lease agreement in Denmark to expand the size of its current office space to a total of 29,288 square feet. The new lease is expected to last for 48 months and commence in the fourth quarter of 2021 when the additional office space is made available to the Company by the landlord.

Total operating lease costs were $644,000 and $330,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,936,000 and $680,000 for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, the operating lease expenses were recorded as $584,000 in research and development expense and $60,000 in general and administrative expense. For the three months ended September 30, 2020, the expenses were recorded as $280,000 in research and development expense and $50,000 in general and administrative expense. For the nine months ended September 30, 2021, the expenses were recorded as $1,758,000 in research and development expense and $178,000 in general and administrative expense. For the nine months ended September 30, 2020, the expenses were recorded as $529,000 in research and development expense and $151,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 was $548,000 and $1,641,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2020 was $201,000 and $594,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at September 30, 2021 were as follows (in thousands):

Operating Leases
at September 30, 2021
Remainder of 2021	$542
Years ending December 31,
2022	1,586
2023	539
2024	64
Total lease payments	2,731
Less: Imputed interest	(228)
Total operating lease liabilities at September 30, 2021	$2,503

Maturities of operating leases at December 31, 2020 were as follows (in thousands):

Operating Leases
at December 31, 2020
2021	$2,180
2022	1,593
2023	540
2024	64
Total lease payments	4,377
Less: Imputed interest	(398)
Total operating lease liabilities at December 31, 2020	$3,979

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2021, the weighted average remaining lease term is 1.56 years and the weighted average discount rate used to determine the operating lease liability was 7.6%. As of December 31, 2020, the weighted average remaining lease term is 2.18 years and the weighted average discount rate used to determine the operating lease liability was 7.6%.

Legal Matters

The Company has been named a nominal defendant in a lawsuit instigated by a stockholder against our Chairman of Board and President, Mr. Thomas Gad, seeking to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company had been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

NOTE 9—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2021 and December 31, 2020, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,643,916 shares of its common stock as of September 30, 2021 and 40,688,447 shares of its common stock as of December 31, 2020.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2021 or December 31, 2020.

Stock grant agreements with non-employees

In August 2015, we entered into stock grant agreements with certain non-employees of the Company. We agreed to issue a total of 2,800,000 shares to two non-employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. The shares are released according to a vesting schedule. A total of 560,000; 448,000; 448,000; 544,000; and 400,000 shares, respectively, were issued in each year from 2015 through 2019. The remaining 400,000 shares were issued in August 2020. The total awards were expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares. No future shares will be issued under these awards.

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, during the nine months ended September 30, 2021, the non-employee researchers vested in an additional 20% of the awards. Therefore, as of September 30, 2021, the two non-employee researchers have vested in 60% of the total grant with the remaining 40% vesting ratably over the next two years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represented the fair value of the shares on the grant date.

In July 2020, pursuant to the stock grant agreements, we also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three year Secured Promissory Note. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans with interest rates that are at market. The loans are recorded at amortized cost, which approximates fair value due to the maturity dates of the loan and minimal changes in market interest rates.

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

Stock Option Valuation

For the three month periods ended September 30, 2021 and 2020, stock-based compensation for stock option grants were $4,829,000 and $3,083,000, respectively, for options granted to employees and directors. For the three months ended September 30, 2021, the expenses were recorded as $1,827,000 in research and development expense and $3,002,000 in selling, general, and administrative expense. For the three months ended September 30, 2020, the expenses were recorded as $686,000 in research and development expense and $2,397,000 in selling, general, and administrative expense.

For the nine month periods ended September 30, 2021 and 2020, stock-based compensation for stock option grants were $14,209,000 and $7,676,000, respectively, for options granted to employees and directors. For the nine months ended September 30, 2021, the expenses were recorded as $5,271,000 in research and development expense and $8,938,000 in selling, general, and administrative expense. For the nine months ended September 30, 2020, the expenses were recorded as $1,712,000 in research and development expense and $5,964,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2020	5,674,100	$22.55	$156,726	7.51
Granted	311,000	33.02
Exercised	(140,492)	3.48
Forfeited	(39,063)	39.46
Outstanding and expected to vest at September 30, 2021	5,805,545	$23.46	$62,545	6.97
Exercisable at September 30, 2021	3,526,547	$13.09	$59,260	5.83

The weighted average fair value of stock options granted for the three months ended September 30, 2021 and 2020 was $20.19 and $23.72, respectively. There were 102,000 and 155,000 stock options granted for the three months ended September 30, 2021 and 2020, respectively.

The weighted average fair value of stock options granted for the nine months ended September 30, 2021 and 2020 was $20.85 and $20.72, respectively. There were 311,000 and 1,196,000 stock options granted for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, we had $44,357,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.61 years. As of September 30, 2020, we had $33,036,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.85 years.

Restricted Stock Unit Activity

For the three months ended September 30, 2021 and September 30, 2020, stock-based compensation for restricted stock unit grants was $72,000 and $53,000, respectively. For the three months ended September 30, 2021, the expenses were recorded as $63,000 in research and development expense and $9,000 in selling, general, and administrative expense. For the three months ended September 30, 2020, the expenses were recorded as $48,000 in research and development expense and $5,000 in selling, general, and administrative expense.

For the nine months ended September 30, 2021 and September 30, 2020, stock-based compensation for restricted stock unit grants was $217,000 and $123,000, respectively. For the nine months ended September 30, 2021, the expenses were recorded as $194,000 in research and development expense and $23,000 in selling, general, and administrative expense. For the nine months ended September 30, 2020, the expenses were recorded as $112,000 in research and development expense and $11,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2020	30,146	$25.45	2.18
Granted	10,092	33.86
Vested	(10,099)	22.76
Forfeited	(3,367)	26.33
Outstanding and expected to vest at September 30, 2021	26,772	$29.53	1.91

As of September 30, 2021, we had $631,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.91 years. As of September 30, 2020, we had $524,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.40 years.

NOTE 11—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $1,154,000 and $1,050,000 in the three months ended September 30, 2021 and 2020, respectively, for milestones, minimum royalties, and research and development costs. We expensed costs in the total amounts of $3,259,000 and $7,626,000 in the nine months ended September 30, 2021 and 2020, respectively, under these agreements with MSK. Please refer to Note 8—License Agreements and Commitments for additional details on our agreements with MSK. As of September 30, 2021, we had a total of $472,000 recorded as accounts payable, $4,804,000 as accrued liabilities, thereby totaling $5,276,000 due to MSK. As of December 31, 2020, we had a total of $833,000 recorded as accounts payable, $7,161,000 as accrued liabilities, thereby totaling $7,994,000 due to MSK.

NOTE 12—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $28,858,000 and $32,832,000 for the three month periods ended September 30, 2021 and 2020, respectively, and the net loss of $18,382,000 and $99,404,000 for the nine month periods ended September 30, 2021 and 2020, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. The Company’s tax returns for the years 2015 to 2020 are open for tax examination by U.S. federal and state, and the Danish tax authorities. Our Danish tax returns for 2016-2019 are currently under review by the Danish Tax authorities. As of September 30, 2021 and December 31, 2020, the Company has determined that there were no uncertain tax positions.

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

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the 401(k) plan) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the three or nine months ended September 30, 2021 and 2020.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. No contributions from Danish subsidiary were made for three and nine months ended September 30, 2021 and 2020. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and the Company recognized a net gain of $62,010,000 during the nine months ended September 30, 2021 related to the sale.

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

We submitted a Biologics License Application, or BLA, to the FDA in August 2020 for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB, and received a Refusal to File letter from the FDA in October 2020. We held a Type B meeting with the FDA in September 2021, and have requested a pre-BLA meeting with the FDA. Subject to timing of and positive feedback at such pre-BLA meeting, we aim to initiate resubmission of the omburtamab BLA shortly thereafter, and to complete the submission during the course of the first quarter 2022. We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs.

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

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the minimal binding affinity necessary to recruit T cells. We have a Phase 2 clinical trial ongoing with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition, a Phase 1/2 clinical trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. Our nivatrotamab program thus addresses large patient populations. We are also advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, for which we have filed an IND, and expect to enter clinical testing in the next six months. We are advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

We are using the SADA technology, our proprietary radioimmunotherapy platform to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors, and expect to file an IND for GD2-SADA by the end of 2021. We have additional SADA constructs under development, for potential use in prostate cancer, colon cancer, breast cancer and a number of additional indications. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our initial public offering and proceeds from our two subsequent public offerings, and our product and license revenue from DANYELZA.

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

As of September 30, 2021, we had an accumulated deficit of $303.6 million. Our net loss was $28.9 million for the three months ended September 30, 2021 and $32.8 million for the three months ended September 30, 2020. Our net loss was $18.4 million for the nine months ended September 30, 2021 and $99.4 million for the nine months ended September 30, 2020. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation. We were obligated to pay, and paid 40% of the net proceeds from the sale of the PRV to MSK as required under the terms of the MSK license. We intend to use the remaining proceeds to fund further research and development and other operational programs. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and was recognized as part of “Other Income, Net” in the Consolidated Statements of Net Loss and Comprehensive Loss for the nine months ended September 30, 2021. Upon the potential FDA approval of omburtamab, we expect to receive another PRV, and upon monetization thereof we will be obligated to pay 33% of the net proceeds from such sale to MSK.

In August 2015, we entered into a license agreement, or the MSK License, with MSK pursuant to which we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we have committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due to MSK either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we owe MSK customary royalties on commercial sales of our approved products. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the nine months ended September 30, 2021, we paid a payment in the amount of $1.0 million to MSK and MIT under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the next three years.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. As of September 30, 2021, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for them at September 30, 2021.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Sales-based milestones payments, totaling $23,750,000, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company may make sales-based milestone payments in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

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

Recent Developments

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread around the world, including the New York metropolitan area and Copenhagen, Denmark, where our primary office and laboratory spaces are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus, the emergence of new variants of the virus such as the Delta variant and the actions to contain the coronavirus or treat its impact, among others. We have taken precautionary measures intended to help minimize the risk of the virus to our employees which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or SEC, the FDA or other domestic and international regulatory authorities.

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

Licensing Royalties

The Company has incurred certain third-party royalty expenses related to third-party licensing revenues, which are included in Licensing Royalties.

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA and omburtamab or any future product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$8,965	$—	$8,965
Total revenues	8,965	—	8,965
Operating costs and expenses:
Cost of goods sold	550	—	550
Research and development	23,131	21,005	2,126
Selling, general, and administrative	13,988	11,636	2,352
Total operating costs and expenses	37,669	32,641	5,028
Loss from operations	(28,704)	(32,641)	3,937
Other income, net
Interest and other loss	(154)	(191)	37
Net loss	$(28,858)	$(32,832)	$3,974

Revenue

The Company launched DANYELZA in February 2021, and recorded $9.0 million in net product revenues for the three months ended September 30, 2021. Please refer to Note 3—Summary of Significant Accounting Policies Revenue Recognition – Product Revenue.

The Company had no product revenues as we did not have an approved product and no license revenue as we did not enter into any out-licensing agreements during the three months ended September 30, 2020.

Cost Of Goods Sold

The Company began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $550,000 for the three months ended September 30, 2021. The company’s cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related costs associated with the manufacture of DANYELZA as research and development expenses. This resulted in inventory being sold during the quarter ended September 30, 2021 for which a portion of the costs had been expensed prior to FDA approval. We expect this to continue to impact cost of goods sold through 2022 as such inventory amounts are sold to our customers.

In addition, the Company expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. If we had not sold previously expensed inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $1,256,000.

The Company had no cost of goods sold for the three months ended September 30, 2020.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	September 30,
	2021	2020

	(in thousands)
Outsourced manufacturing	$7,915	$9,331
Clinical trials	3,837	1,892
Outsourced research and supplies	2,636	3,595
Personnel costs	4,092	3,482
Professional and consulting fees	775	834
Stock-based compensation	1,890	734
Other	1,986	1,137
	$23,131	$21,005

Research and development expenses increased by $2.1 million, from $21.0 million for the three months ended September 30, 2020 to $23.1 million for the three months ended September 30, 2021. This was primarily due to $1.9 million increase in clinical trials and $1.8 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our expanding workforce. These increases were partially offset by a decrease $1.4 million outsourced manufacturing costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $2.4 million, from $11.6 million for the three months ended September 30, 2020 to $14.0 million for the three months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to a $2.1 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities mainly due to the growth of the commercialization team.

Other Income, Net

Interest and other loss for the three months ended September 30, 2021 was a loss of $154,000 as compared to a loss of $191,000 for the three months ended September 30, 2020. The loss decreased by $37,000 due to decreased foreign currency exchange losses incurred in the current period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$23,299	$—	$23,299
License revenue	2,000	—	2,000
Total revenues	25,299	—	25,299
Operating costs and expenses:
Cost of goods sold	843	—	843
Royalties	210	—	210
Research and development	64,488	69,686	(5,198)
Selling, general, and administrative	39,433	30,155	9,278
Total operating costs and expenses	104,974	99,841	5,133
Loss from operations	(79,675)	(99,841)	20,166
Other income, net
Gain from sale of priority review voucher	62,010	—	62,010
Interest and other income / (loss)	(717)	437	(1,154)
Net loss	$(18,382)	$(99,404)	$81,022

Revenue

The Company launched DANYELZA in February 2021 and recorded $23.3 million in net revenues for the nine months ended September 30, 2021. Please refer to Note 3—Summary of Significant Accounting Policies Revenue Recognition – Product Revenue. The Company had no product revenues during the nine months ended September 30, 2020 as no products had been approved at the time.

In addition, the Company recorded $2.0 million in license revenues for the nine months ended September 30, 2021. This $2.0 million was attributable to the revenues earned from outlicensing DANYELZA and omburtamab in Latin America. As part of this agreement, we received a nonrefundable up-front fee of $2.0 million for the transfer of the license and know-how related to the constructs. We recognized the revenue as we determined the license to be distinct from other promises within the arrangement.

The company had no revenues during the nine months ended September 30, 2020.

Cost Of Goods Sold

The Company began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $843,000 for the nine months ended September 30, 2021. The company’s cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related costs associated with the manufacture of DANYELZA as research and development expenses. This resulted in inventory being sold during the nine months ended September 30, 2021 for which a portion of the costs had been expensed prior to FDA approval. We expect this to continue to impact the cost of goods sold through 2022 as such inventory amounts are sold to our customers.

In addition, the Company expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. If we had not sold previously expensed inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $2,763,000.

The Company had no cost of goods sold for the nine months ended September 30, 2020.

Licensing Royalties

For the nine months ended September 30, 2021, the Company incurred royalty expenses of $210,000 related to licensing revenues which is included in Licensing Royalties on the Consolidated Statements of Net Loss and Comprehensive Loss.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Outsourced manufacturing	$22,767	$22,837
Clinical trials	7,016	4,555
Outsourced research and supplies	8,960	13,371
Milestones and license acquisition costs	10	13,307
Personnel costs	13,052	9,396
Professional and consulting fees	1,832	1,758
Stock-based compensation	5,465	1,825
Other	5,386	2,637
	$64,488	$69,686

Research and development expenses decreased by $5.2 million, from $69.7 million for the nine months ended September 30, 2020 to $64.5 million for the nine months ended September 30, 2021. This decrease was primarily due to a $13.3 million decrease in milestones and license acquisition costs. The nine months ended September 30, 2020 includes $13.3 million related to the SADA agreement entered into in April 2020. In addition, outsourced research and supplies expenses decreased by $4.4 million as a result of decreased regulatory affairs costs.

These decreases were partially offset by a $7.3 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our expanding workforce, a $2.5 million increase in clinical trials, a $1.4 million increase in expenses primarily related to our manufacturing and supply agreement with SpectronRX which commenced in August 2020, and a $1.0 million increase related to external consulting and software expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $9.2 million, from $30.2 million for the nine months ended September 30, 2020 to $39.4 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily attributable to a $8.5 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for new hires mainly due to the growth of the commercialization team.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA, for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, Y-mAbs retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and the Company recognized a net gain of $62.0 million during the nine months ended September 30, 2021 related to the sale of the PRV.

Interest and other income/loss for the nine months ended September 30, 2021 was a loss of $0.7 million as compared to a gain of $0.4 million for the nine months ended September 30, 2020. Our interest and other income decreased by $1.1 million due to a decrease in interest rates and increased foreign currency exchange losses incurred in the current period.

Liquidity and Capital Resources

Overview

Except for the three months ended March 31, 2021, the Company has incurred quarterly losses since inception, and expects to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, and have started generating revenue from this product’s sales in 2021. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $215.7 million and $114.6 million, respectively. We might need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020

Cash used in operating activities	$(68,693)	$(73,536)
Cash provided by / (used in) investing activities	61,498	(2,741)
Cash provided by financing activities	108,214	585
Effect of exchange rates on cash and cash equivalents	77	(177)
Net increase / (decrease) in cash and cash equivalents	$101,096	$(75,869)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $68.7 million for the nine month period ended September 30, 2021, as compared to net cash used in operating activities of $73.5 million for the nine month period ended September 30, 2020. The $4.8 million decrease in cash usage was primarily due to a $20.2 million reduction in the loss from operations, primarily resulting from $23.2 million of product revenue related to the launch of DANYELZA and $2.0 million of license revenue in the nine month period ended September 30, 2021, partially offset by an increase in operating expenses of $5.1 million during the nine months ended September 30, 2021.

This net increase to operating cash was partially offset by an increase in accounts receivable and inventory of $12.1 million resulting from the launch of DANYELZA in 2021; and a decrease $2.1 million of non-cash stock-based compensation to employees and non-employees due to a $8.7 million equity issuance to MSK and MIT and two inventors in connection with SADA agreement, partially offset by an increase of $6.6 million for non-cash stock-based costs for employees.

Net Cash Provided by /(Used in) Investing Activities

Net cash provided by investing activities was $61.5 million for the nine months ended September 30, 2021, as compared to net cash used in investing activities of $2.7 million for the nine months ended September 30, 2020. The change of $64.2 million was primarily caused by $62.0 million in net proceeds received from the sale of our priority review voucher received from the FDA upon the approval of DANYELZA, partially offset by $0.5 million of investment in property and equipment during the nine months ended September 30, 2021. Net cash used in the nine months ended September 30, 2020 included loans to inventors of $2.6 million. There were no similar loans made by the Company during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $108.2 million for the nine months ended September 30, 2021, as compared to $0.6 million for the nine months ended September 30, 2020. The increase of $107.6 million was primarily due to the net proceeds of $107.7 million received from the public offering in February 2021.

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

We enter into contracts in the normal course of business with CROs, CMOs, clinical sites and other third parties for clinical trials, preclinical research studies and testing, professional consultants for expert advice and other vendors for clinical supply, manufacturing and other services. These contracts are not considered contractual obligations, as they provide for termination upon prior notice, and, therefore, are cancelable contracts and do not include any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations and commitments above.

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

Under the MSK License and MSK CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales related milestones, (ii) pay mid to high single digit royalties to MSK, on a product by product and country by country basis, based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the MSK License, we are also obligated to pay annual minimum royalties of $80,000 over the royalty term, which started in 2020. Under the MSK CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the respective agreements. The total expensed minimum royalty payments in 2016 under the MSK License were $1,200,000, upon determination that the payment of such minimum royalties was probable and the amount was estimable in 2016. We are also obligated to pay MSK certain clinical, regulatory and sales based milestone payments under the MSK License and MSK CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical, regulatory and sales based milestones potentially due under the

MSK License are $2,450,000, $9,000,000 and $20,000,000, respectively. In addition, under the MSK CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. We record milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each SADA construct generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1,500,000 over the next three years, which we will expense as incurred.

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and MabVax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations by MabVax to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product, over the royalty term, commencing on the second anniversary of the MabVax/Y-mAbs Sublicense and mid single-digit royalty payments to MSK on sales. Minimum royalties are non-refundable but creditable against royalty payments otherwise due from us to MSK pursuant to the MabVax/MSK License Agreement. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a percentage of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the MSK CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK CD33 License, the SADA License or the MabVax License. We have entered sublicenses with SciClone, Takeda and Adium as allowed under the MSK License in 2020. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with

MSK. In addition, we may terminate the MSK License, the MSK CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to Note 3 “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $215.7 million and $114.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at September 30, 2021. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Krone (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents denominated in DKK of $0.5 million and $(0.5) million, respectively, and an immediate 3% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

The Company has been named a nominal defendant in a lawsuit instigated by a stockholder against our Chairman of the Board and President, Mr. Thomas Gad, seeking to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company had been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of September 30, 2021 our accumulated deficit was approximately $303.6 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our public offerings in November 2019 and February 2021.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we will provide drug product and funding for certain clinical trials at MSK under separate appendices to be executed. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we paid MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We entered into a Manufacturing Agreement with MSK’s Radiochemistry and Molecular Imaging Probes Core Facility, or RMIP, pursuant to which RMIP will complete specified manufacturing activities related to 131I-omburtamab in connection with Study 101. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development and regulatory milestone payments totaling $1,400,000, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product over the royalty term, and mid single-digit royalty payments to MSK on sales.

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

While we have initiated the commercial launch of DANYELZA in the United States, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling DANYELZA, we will need to successfully:

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials of our lead product candidates currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our lead product candidates, such event could adversely affect our other clinical trials of our lead product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. Survival and safety data from Study 03-133 will form the primary basis for our planned resubmission of the BLA for omburtamab, which we will compare with data from an external cohort comprising data from the Central German Childhood Cancer Registry (CGCCR) database. Furthermore, interim efficacy, safety and pharmacokinetic data from Study 101 will support the BLA resubmission. If the results of this study fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process for omburtamab. We do not know what an approval of omburtamab (if approved) will become subject to in terms of postmarketing requirements and commitments, including confirmatory study requirements.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Further, our only approved product DANYELZA was just recently approved and launched in the United States and hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. We do not currently have arrangements in place for redundant supply of our DANYELZA and omburtamab and we only currently use a different single third-party manufacturer for fill-and-finish services for DANYELZA and omburtamab. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. We have been informed that the FDA plans to visit and inspect the site of EMD Millipore Corporation (now part of the Merck KGaA group of companies), or EMD/Merck, in Martillac, France, where the omburtamab drug substance is manufactured and Vela Labs, GmbH, in Austria where an analytical release test of omburtamab drug substance is performed. We estimate that the FDA inspection may occur in the third quarter of 2022 assuming the FDA accepts the omburtamab BLA submission. However, if the FDA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition. The FDA may also decide to inspect the fill and finish site at Patheon/Thermo Fisher in Ferentino, Italy, which may cause similar risks. We also expect EMA to require an inspection of the manufacturing facilities for omburtamab due to our MAA submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all.

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

Market acceptance and sales of our products, if approved, such as DANYELZA, will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. To date, although a number of third party providers have established coverage policies and provided reimbursement for DANYELZA, no third-party provider has established coverage policies or provided reimbursement for any of our other product candidates and we cannot assure you that coverage and reimbursement will be readily available for DANYELZA or any products that we develop or that the reimbursement level will be adequate to allow us to operate profitably. Also, we cannot be certain that coverage and reimbursement policies will not reduce the demand for, or the price paid for, our products. If coverage and reimbursement is not available or is available on a limited basis, or if the coverage and reimbursement amount is inadequate, we may not be able to successfully commercialize any of our approved products.

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

We initiated submission of a BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. The reason for the FDA’s Refusal to File was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues and have discussed the adequacy of the external control reanalysis and supporting data to demonstrate direct anti-tumor effect for a BLA resubmission. We have held three Type B meetings with FDA in 2021 concerning omburtamab, the latest in September 2021. At the September meeting we provided the FDA with additional detailed data and the statistical analysis plan, or SAP. Based on FDA’s feedback on these items, we have in October requested a pre-BLA meeting with the FDA in December 2021. Subject to timing of and feed-back at such pre-BLA meeting, we aim to initiate rolling resubmission of the omburtamab BLA by the end of 2021. We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs. However, there is no assurance that the FDA will accept our proposal and our data as sufficient to allow the BLA resubmission. In addition, the FDA may raise additional issues and pose questions to us that may delay the resubmission of our BLA for omburtamab, the filing of the BLA for omburtamab by the FDA, the approval process and the ultimate issuance of any Marketing Authorization for omburtamab. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data, or at all, to prepare our BLA submission for omburtamab as planned. If we are unable to address all questions or concerns the FDA has raised or may raise or if we do not have timely access to the data required for the preparations of the BLA, we may not be able to timely submit our BLA and ultimately receive a Marketing Authorization for omburtamab. If the FDA files the BLA and we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our BLA may be extended or we may receive a Complete Response Letter, which would have a material adverse effect on our business, results of operation and financial condition.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In September 2021 the FDA granted RPDD for 177Lu-omburtamab-DTPA for the treatment of medulloblastoma. In July 2021, the European Commission granted orphan medicinal product designation, or OMPD, for 177Lu-omburtamab-DTPA for the treatment of medulloblastoma. In September 2020, the FDA granted ODD and RPDD to nivatrotamab for the treatment of neuroblastoma. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. In

February 2017, the European Commission granted OMPD to omburtamab for the treatment of NB. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to DANYELZA for the treatment of NB.

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

Even if our product candidates obtain ODD or RPDD in the future, they may not be able to obtain or maintain such status or the associated benefits. We may not be the first to obtain marketing approval of any product candidate that has obtained ODD for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Even if we, or any collaborators we may have in the future, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our drugs could require substantial expenditure of resources and may limit how we, or they, manufacture and market our drugs, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, such as for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain postmarketing requirements and commitments, including a confirmatory postmarketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory postmarketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, or overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of July 1, 2021 we have enrolled 62 patients and we anticipate completing the study no later than March 31, 2027. Other requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third party providers have established coverage policies and provided reimbursement for DANYELZA, no third party provider has established coverage policies or provided reimbursement for any of our other product candidates. Even if we obtain coverage for DANYELZA or any other product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2037, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

As of November 2, 2021, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 35.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Utilization of net operating loss carry forwards depends on many factors, including our future income, which cannot be assured, and the impact of the Tax Reform Bill. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The Company has performed an analysis of its Section 382 ownership changes through March 31, 2021. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,643,916 shares of common stock outstanding as of November 2, 2021. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of November 2, 2021 holders of approximately 2,550,348 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

We plan to seek regulatory approval of our product candidates outside of the United States, and submitted a MAA for omburtamab to EMA in April 2021 for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG and Adium Pharma S.A. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including local transfer pricing regulations and withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the Foreign Corrupt Practices Act of 1977, or FCPA, Office of Foreign Assets Control, or OFAC, Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The NASDAQ Global Select Market on September 22, 2018, our stock has traded at prices as low as $14.16 per share and as high as $55.22 per share through November 2, 2021. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it.

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

As of September 30, 2021, we had cash and cash equivalents of $215.7 million.

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

Y-MABS THERAPEUTICS, INC.

Dated: November 4, 2021	By:	/s/ Claus Juan Møller San Pedro
Name: Claus Juan Møller San Pedro
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)