Form 10-K
period 2021-12-31
Y-mAbs Therapeutics, Inc.
filed 2022-03-01
CIK 1722964

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38650

Y-mAbs Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4619612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Suite 3350 New York, NY	10169
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (646)-885-8505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.0001 par value	YMAB	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

As of June 30, 2021 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the Nasdaq Global Select Market on such date, was approximately $1.0 billion. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of February 22, 2022 was 43,713,534.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Report. With the exception of the portions of the 2022 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

●	our ability to successfully launch and commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States and in any other jurisdictions where we may receive marketing approval in the future;
●	the implementation of our business model and our plans to obtain regulatory approval and develop and commercialize our lead product candidate omburtamab and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval;
●	the timing of our resubmission and potential approval of our Biological License Application, or BLA, for omburtamab, and whether we will be successful in obtaining a priority review voucher for omburtamab and the commercial value to be realized from any such PRV;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab or any current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for DANYELZA and our lead product candidate omburtamab and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of Biological License Application, or BLA, submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our ability to manage our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, or CMOs, contract research organizations, or CROs, shippers and others;
●	our ability to attract, integrate, manage and retain qualified personnel or key employees;
●	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership;
●	our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the MSK License and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;
●	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;

●	the need for, timing and amount of any future financing transaction and the impact of our current stock price on our ability to raise additional capital on favorable terms;
●	our financial performance, including our estimates regarding revenues, expenses, cash flow, capital expenditure requirements;
●	developments relating to our competitors and our industry;
●	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of enrollment in our clinical trials;
●	our dependence on, and difficulty to find a suitable replacement for, a small number of third party contract manufacturing organizations that we currently use for the complex and difficult manufacture of our product candidates;
●	the impact of government laws and regulations, and our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products; and
●	other risks and uncertainties described in the section herein entitled “Risk Factors”.

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

Our only approved drug DANYELZA® (naxitamab-gqgk) was approved by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021.

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

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues, and have had a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022. We are in the process of preparing a resubmission of the BLA for omburtamab and we aim for resubmission of the BLA by the end of the first quarter of 2022. However, we can provide no assurance that we will be successful in resubmitting our BLA for omburtamab in this timeline or that omburtamab will ultimately be approved by the FDA for commercial release in the US.

Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have two omburtamab follow-on product candidates in development.

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the smallest binding affinity necessary to recruit T cells. We have successfully opened an investigational new drug application, or IND, for our Phase 2 trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition a Phase 1/2 trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. We are also advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, which we have filed an IND and expect clinical trials to be initiated by the middle of 2022. We are advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

We are using our proprietary SADA BiDE (2 step Self Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two step approach. We have designated GD2 SADA for potential use in GD2 positive solid tumors as our first SADA constructs and filed an IND for GD2 SADA in December 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Our mission is to become the world leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

DANYELZA

DANYELZA, our first FDA-approved product is a recombinant humanized immunoglobulin G, subtype 1k, or IgG1κ, monoclonal antibody or mAb that targets ganglioside GD2, which is highly expressed in various neuroectoderm-derived tumors and sarcomas. DANYELZA received regulatory approval by the FDA in November 2020 for the treatment, in combination with GM-CSF, of pediatric patients 1 year of age and older and adult patients with R/R high-risk NB in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021. Sales of DANYELZA for the year ended December 31, 2021 were $32.9 million.

In addition, DANYELZA is currently being studied in several clinical trials, including a pivotal-stage multicenter trial (Study 201) which is also designed to satisfy the confirmatory study and post-marketing requirements by the FDA, a Phase 2 clinical trial (Study 16-1643) in front-line NB, a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB and a Phase 2 clinical trial (Study 15-096) for relapsed osteosarcoma.

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

Other than DANYELZA, there are no FDA-approved therapies for primary refractory or second-line pediatric NB patients. DANYELZA has also received orphan drug designation, or ODD, and rare pediatric disease designation, or RPDD, from the FDA for the treatment of NB. In addition, DANYELZA has received breakthrough therapy designation, or BTD, in combination with GM-CSF, for the treatment of high-risk NB refractory to initial therapy or with incomplete response to salvage therapy in patients greater than 12 months of age with persistent, refractory disease limited to bone marrow with or without evidence of concurrent bone involvement. Finally, in 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. While our current clinical efforts for DANYELZA are focused on rare pediatric cancers, we believe that we can potentially expand its application to the treatment of adults with cancers that express GD2. We estimate that there were more than 200,000 new adult patients diagnosed with GD2-positive cancers in the United States in 2021.

Omburtamab

Omburtamab, our lead product candidate, is a murine monoclonal antibody that targets B7-H3, an immune checkpoint molecule that is widely expressed in tumor cells of several cancer types. 131I-omburtamab, which is omburtamab radiolabeled with Iodine-131, is currently being studied in several clinical trials including pivotal stage development Study 101 and Study 03-133 for the treatment of pediatric patients who have CNS/LM from NB. An analysis of 107 patients with pediatric CNS/LM from NB who were treated with 131I-omburtamab in Study 03-133 demonstrated a median overall survival, or OS, of 50.8 months, as compared to historical median OS of approximately six to nine months. 131I-omburtamab has received ODD and RPDD from the FDA for the treatment of NB, and BTD for the treatment of pediatric patients who have CNS/LM from NB. We submitted a BLA to the FDA for 131I-omburtamab for CNS/LM from NB in August 2020 and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues, and have had a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022. We are in the process of preparing a resubmission of the BLA for omburtamab and we aim for resubmission of the BLA by the end of the first quarter of 2022. However, we can provide no assurance that we will be successful in resubmitting our BLA for omburtamab in this timeline or that omburtamab will ultimately be approved by the FDA for commercial release in the US.

124I-omburtamab, which is omburtamab radiolabeled with Iodine-124, is currently being studied for the treatment of Diffuse Intrinsic Pontine Glioma, or DIPG. 131I-omburtamab is currently also being studied for the treatment of Desmoplastic Small Round Cell Tumors, or DSRCT. Both DIPG and DSRCT are rare, and often fatal, cancers. While our current clinical efforts are focused on rare pediatric cancers, we believe we can potentially expand omburtamab’s application to the treatment of CNS/LM resulting from other adult and pediatric solid tumors expressing B7-H3. We estimate that, in the United States and the EU in 2021, there were more than 30,000 new patients diagnosed with cancer that has metastasized to the CNS/LM, of which the vast majority express B7-H3.

In 2021, we opened a Phase 1 multicenter study for 177Lu-omburtamab-DTPA, for the treatment of medulloblastoma. We also opened a Phase 1 multicenter study with 177Lu-omburtamab-DTPA targeting B7-H3 positive CNS/LM tumors in adults.

The Y-BiClone Platform

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. The Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the minimal binding affinity necessary to recruit T cells. We have successfully opened an IND for our Phase 2 trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition a Phase 1/2 trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. Our nivatrotamab program thus addresses large patient populations. In pre-clinical studies, nivatrotamab demonstrated the potential for improved tumor-binding, longer serum half-life and significantly greater T-cell mediated killing compared to existing bispecific constructs. In addition, we are advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, which we expect to enter clinical testing in 2022. We are also advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

The SADA Technology

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments the SADA Technology. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK.

We are using the SADA Technology to advance a series of antibody constructs based on the SADA technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA construct and filed an IND for GD2-SADA in December 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Overview of Active INDs

We currently have eight active INDs related to our product candidates. The table below sets forth the product candidate, date of the initial submission of the IND to the FDA, as well as the current sponsor, the subject matter and the current status of each such IND.

Product Candidate	Date of Initial Submission	Current Sponsor	Subject Matter of IND	Current Status
DANYELZA	June 14, 2011	MSK	NB and other GD2 positive tumors	Clinical trials ongoing

Omburtamab (131I-omburtamab and 124I-omburtamab)	September 22, 2000	Y-mAbs (MSK original sponsor)	CNS/LM from NB, DSRCT, DIPG and other B7-H3 positive tumors	Clinical trials ongoing

DANYELZA	September 5, 2017	Y-mAbs	Pediatric NB	Clinical trials ongoing

Nivatrotamab	April 20, 2018	Y-mAbs (MSK original sponsor)	GD2 positive solid tumors	Clinical trial ongoing

Nivatrotamab	December 18, 2020	Y-mAbs	SCLC	Clinical trial ongoing

177Lu-omburtamab-DTPA	December 31, 2019	Y-mAbs	Medulloblastoma	Clinical trial ongoing

177Lu-omburtamab-DTPA	September 25, 2020	Y-mAbs	B7-H3 positive CNS/LM tumors in adults patients	Clinical trial ongoing

GD2-GD3 Vaccine	July 29, 2008	MSK	Pediatric NB	Clinical trial ongoing

CD33xCD3	June 18, 2021	Y-mAbs	Pediatric AML	Pending FDA clearance

GD2-SADA	December 30, 2021	Y-mAbs	GD2 positive solid tumors	Pending FDA clearance

MSK License Agreements

We have exclusive rights to MSK’s rights in all of our current product candidates under our 2015 license agreement, or the MSK License, with MSK. The MSK License also provides us with non-exclusive access to technology that involves the creation of a novel human protein tag that can potentially dimerize, or link together, bispecific T-cell engagers, or BiTEs. We refer to this technology as the MULTI-TAG technology. We believe that our strong relationship with MSK, one of the world’s leading cancer treatment centers, and our access to certain of MSK’s technologies and substantial research capabilities affords us several competitive advantages. In addition, we believe that our relationship with MSK may help us with respect to patient recruitment for clinical trials. Under a separate 2017 CD33 license agreement with MSK, or the MSK CD33 License, we have a worldwide, sublicensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments in connection with certain CD33 antibodies developed in the laboratory of a specific principal investigator at MSK and constructs thereof. In addition, under a separate 2020 SADA License Agreement with MSK and MIT we have exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA Technology.

Material Funding Activities

Since our inception in April 2015, we have raised approximately $488.8 million through private placements of our securities, our initial public offering in September 2018 and our public offerings in November 2019 and February 2021. In our secondary public offering in February 2021, we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering in February 2021 of $115.0 million, when the transaction closed in February 2021. As of December 31, 2021, we had cash and cash equivalents of $181.6 million.

Our Pipeline

The following table sets forth DANYELZA and our product candidates and their current development stages, estimated development timelines and anticipated milestones.

Product Candidate	Target	Study	Indication / Treatment	Preclinical	Phase 1	Phase 2	Phase 3 / Registration	Status/Next Anticipated Milestones
DANYELZA (naxitamab-gqgk)	GD2	201	Relapsed / Refractory High-Risk Neuroblastoma (Pediatric)	*Ongoing pivotal Phase 2 trial*[1]				Approved in November 2020
		12-230	Relapsed / Refractory High-Risk Neuroblastoma (Pediatric)	*Phase 2 trial completed*				
		202	Front-Line High-Risk Neuroblastoma (Pediatric)	*Ongoing Phase 2 trial*				
		15-096	Relapsed (Second-Line) Osteosarcoma[2]	*Ongoing Phase 2 trial*				
		203	Chemoimmunotherapy for Relapsed / Refractory High-Risk Neuroblastoma	*Ongoing Phase 2 trial*				
Omburtamab	B7-H3	101	CNS / Leptomeningeal Metastases from Neuroblastoma (Pediatric) (^{131}I)[3]	*Ongoing pivotal Phase 2 trial*[4]				Q1 2022 BLA resubmission
		03-133	Intrathecal Immunotherapy for CNS/ Leptomeningeal Metastases (^{131}I)[3]	*Ongoing Phase 1 trial*				
		11-011	Diffuse Intrinsic Pontine Glioma (Pediatric) (^{124}I)[3]	*Ongoing Phase 1 trial*				Phase 2 to initiate in 2022
		19-182	Desmoplastic Small Round Cell Tumor (Pediatric) (^{131}I)[3]	*Ongoing Phase 2 trial*				
^{177}Lu-omburtamab-DTPA[5]	B7-H3	301	Medulloblastoma	*Ongoing Phase 1 trial*				
		302	B7-H3 Positive CNS / Leptomeningeal Solid Tumors	*Ongoing Phase 1 trial*				
huB7-H3	B7-H3		Systemic Solid Tumors (Adult) (Third-Line)					
Nivatrotamab	GD2xCD3	402	Small Cell Lung Cancer	*Ongoing Phase 2 trial*				
		18-034	Refractory GD2-Positive Solid Tumors	*Ongoing Phase 1 trial*				
huCD33-BsAb	CD33xCD3		AML (Pediatric)					AML pediatric IND submitted 2021

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

Key elements of our strategy to achieve this goal are:

●	Independently commercialize DANYELZA in indications and territories where we believe we can maximize the value. On November 25, 2020, DANYELZA received approval by the FDA following an expedited regulatory pathway and priority review under the BTD granted in 2018. We initiated commercialization of DANYELZA in the United States following the FDA approval. We plan to independently commercialize DANYELZA focusing on already-identified key treatment centers, as well as educating doctors, patients and payors about DANYELZA and its current and future indication to drive acceptance and uptake. We believe that we will need to engage a small number of physician specialists for training regarding the appropriate administration and use of DANYELZA. The sales call points for DANYELZA in the United States and the European Union are highly concentrated and generally addressable by a relatively small commercial organization, which we believe will allow us the flexibility to cost-effectively build our own commercial capability. Finally, we have already and we intend to form in the future commercial and development collaborations for indications and in territories that are better served by the resources of local specialists or larger biopharmaceutical companies.
●	Advance our lead product candidate, omburtamab, to regulatory approval. We are currently in pivotal stage development for 131I-omburtamab for the treatment of pediatric CNS/LM from NB and we are advancing this lead product candidate through an expedited regulatory pathway and we expect that it will be eligible for priority review under the BTD granted in 2017. We expect to resubmit the BLA for 131I-omburtamab for the treatment of pediatric CNS/LM from NB by the end of the first quarter of 2022. We intend to commercialize omburtamab in the United States as soon as possible after obtaining FDA approval, if such approval occurs.
●	Expand the indications and target patient populations for our existing product candidates. Our goal is to maximize the potential of our existing product candidates in areas where there is a significant unmet medical need by exploring additional indications, as well as expanding the target population within existing indications. For example, we are developing DANYELZA for the treatment of front-line NB and relapsed osteosarcoma and we intend to discuss our BLA strategy in these indications with the FDA. We are also currently developing radiolabeled omburtamab in clinical trials for the treatment of pediatric patients with DIPG, currently in Phase 1 and DSRCT, currently in Phase 2. After completing our BLA resubmission for 131I-omburtamab for pediatric CNS/LM from NB, we intend to discuss with the FDA the protocol for the continuation and expansion of the ongoing DIPG and DSRCT clinical trials. We believe that we may qualify for a supplemental BLA, or sBLA, in each of these indications assuming positive pivotal data.
●	Advance our novel BsAb product candidates that we believe may offer potential substantial benefits over existing bispecific constructs. We are also advancing a promising pipeline of BsAbs that we believe have the potential to overcome limitations associated with existing BsAb constructs. Nivatrotamab, our first BsAb product candidate that has entered the clinic is a bivalent humanized anti-GD2 and anti-CD3 BsAb. We are also advancing our CD33-BsAb product candidate for the treatment of hematological cancers expressing CD33 and filed an IND for pediatric AML in June 2021.
●	Advance our novel SADA constructs that we believe may offer potential substantial benefits over existing therapies. We are also advancing a series of promising SADA construts that we believe have the potential to allow for easy adaptation to different tumor targets and a variety of payloads. In December 2021 we filed an IND for our GD2-SADA construct for the treatment of GD2 positive solid tumors.
●	Leverage our relationships with leading academic and clinical institutions to develop additional product candidates. We intend to continue to partner with leading centers, such as MSK, for cancer treatments worldwide, to identify and develop additional product candidates. We believe that our relationship with MSK, our access to several of their technologies and MSK’s significant expertise in pediatric cancer care provides us with significant competitive advantages. For example, our Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK provides us with ready access to patients for clinical trial enrollment, which is a significant advantage in rare disease drug

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

Cancer is a major public health problem in the United States and worldwide. The National Cancer Institute, or NCI, estimated that approximately 40% of all men and women in the United States will be diagnosed with some form of cancer during their lifetime (based on 2015-2017 data). According to the U.S. Centers for Disease Control, or CDC, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society, or ACS, estimates that an estimated 1.8 million new cancer cases will be diagnosed in the United States and over 600,000 people will have died from cancer in 2021. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

Cancer treatment has traditionally included chemotherapy, radiotherapy, hormone therapy, surgery or a combination of these approaches. While small molecule chemotherapy agents and cytotoxic agents have demonstrated efficacy in treating certain types of cancers, they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, these treatments are only partially effective in solid tumors, in part because the maximal achievable doses are limited by systemic toxicity, which consequently hinders the prospects of long-term remission in patients. Over a course of more than 20 years, cancer research and treatment has shifted to more targeted therapies, such as monoclonal antibodies, and immuno-oncology, a new field of cancer therapy focused on enhancing antitumor immune responses.

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

Cancer therapies are sometimes characterized as front-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, front-line therapy is sometimes adequate to effectively treat the cancer or prolong life. Whenever front-line therapy, usually chemotherapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, surgery, antibody drugs, tumor-targeted therapies such as monoclonal antibodies and small molecules, or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies.

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

On November 25, 2020, DANYELZA, was approved by the United States Food and Drug Administration, or the FDA, in combination with granulocyte-macrophage colony stimulating factor, or GM-CSF, for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. Our lead product candidate 131I-omburtamab, or omburtamab, is currently in pivotal stage development for pediatric CNS/LM from NB—a rare and life-threatening pediatric cancer for which no FDA approved products currently exist. We aim to resubmit the BLA for omburtamab by the end of the first quarter of 2022.

We began to commercialize DANYELZA in the United States upon receipt of FDA approval in November 2020 and we plan to also commercialize omburtamab in the United States as soon as possible after obtaining FDA approval, if such approval occurs. DANYELZA and omburtamab are also in mid-stage clinical development for additional cancers, and we have initiated clinical development for both product candidates in several other indications. Furthermore, we have two omburtamab follow-on product candidates.

We have successfully opened an IND for our Phase 2 trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer. In addition a Phase 1/2 trial with nivatrotamab, for the treatment of refractory

GD2 positive adult and pediatric solid tumors is ongoing. Our nivatrotamab program thus addresses large patient populations. In pre-clinical studies, nivatrotamab demonstrated the potential for improved tumor-binding and significantly greater T cell mediated killing compared to existing bispecific constructs. Furthermore, the IgG format exhibits longer half-life as compared to e.g. BITE’s hence allowing for weekly or even more sparce dosing. We are also advancing our CD33-BsAb product candidate for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, to clinical testing with the aim of opening an IND in pediatric AML in the second quarter of 2022.

In addition, we have an ongoing Phase 2 trial at MSK with our GD2-GD3 Vaccine for the treatment of Stage 4 high-risk NB. We believe that the GD2-GD3 Vaccine can potentially serve as an add-on treatment to DANYELZA.

We have exclusive worldwide commercial rights to all of our current product candidates and we have granted commercialization partners certain exclusive rights to develop and commercialize DANYELZA and omburtamab in select territories, including Greater China, Israel, Latin America, Russia and certain Eastern European countries.

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

In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. DANYELZA also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualified us for receipt of a PRV upon approval of DANYELZA for treatment of NB, and we did receive such PRV in November 2020. As of December 2021, DANYELZA has been administered to more than 800 patients in clinical trials, including patients treated under our expanded access and compassionate use programs. Sales of DANYELZA for the year ended December 31, 2021 were $32.9 million.

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

In addition, DANYELZA is currently being evaluated in a Phase 2 clinical study (Study 16-1643) in front-line NB, a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB and a Phase 2 clinical study (Study 15-096) in second-line relapsed osteosarcoma patients. We have also initiated an international multicenter Phase 2 study with DANYELZA in combination with Irinotecan and Temozolomide in patients with high-risk NB with primary refractory disease or in first relapse (Study 203). Moreover, we are planning an international multicenter randomized pivotal clinical study with DANYELZA compared to Standard of Care in patients with relapsed osteosarcoma with Pulmonary Only Recurrence (Study 205).

GD2 Overview

We believe that monoclonal antibodies such as DANYELZA that target ganglioside GD2 are one of the most promising cancer immunotherapy approaches. Gangliosides, including GD2, GM2, GD3, NGcGM3 and OAcGD2, have been shown to be expressed at very high levels in tumor cells of several types of cancers.

As a potential target molecule for anti-tumor therapy, GD2 has certain advantages when compared to other tumor-associated gangliosides because it is highly expressed in tumor cells of several types of cancers and is not expressed at all, or expressed at very low levels, in normal cells. A National Cancer Institute pilot program for the prioritization of the most important cancer antigens ranks GD2 as number 12 out of 75 potential targets for cancer therapy based on therapeutic function, immunogenicity, role of the antigen in oncogenicity, specificity, expression level and percent of antigen-positive cells, stem cell expression, number of patients with antigen-positive cancers, number of antigenic epitopes, and cellular location of antigen expression. GD2 ranks as number six when compared to antigens that are directly targetable on the cell surface. Antibodies directed against GD2 have been shown to effectively induce cell death through a combination of both apoptosis and tumor cell necrosis in GD2-positive tumors.

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

DANYELZA for the treatment of pediatric relapsed or refractory high-risk neuroblastoma

On November 25, 2020 DANYELZA® received regulatory approval by the FDA in the United States for treatment in combination with GM-CSF of high-risk R/R NB. This approval was based primarily on interim data from the Study 201 and Study 12-230. In order to meet certain postmarketing commitments issued by the FDA, Study 201 with DANYELZA is currently still ongoing for pediatric R/R high-risk NB. DANYELZA was granted BTD in this indication in 2018. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. DANYELZA has also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualified us for receipt of a PRV upon approval of DANYELZA for treatment of NB by the FDA. The FDA has issued a post-marketing commitment to provide data on PFS, supporting the efficacy of the product. As of January 1, 2022 we have enrolled 73 patients and we anticipate completing the study no later than March 31, 2027. We believe DANYELZA has multiple potential advantages over other GD2 targeting antibodies such as higher doses and administration on an outpatient basis.

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

DANYELZA for Pediatric Relapsed or Refractory High-Risk Neuroblastoma—Clinical Development Program

An earlier murine version of DANYELZA was studied in 17 clinical trials at MSK with a total of more than 800 patients over the last 25 years. DANYELZA has been studied in several clinical trials for the treatment of pediatric R/R NB and other diseases, of which Study 201, Study 15-096 and Study 203 are currently ongoing. The accelerated approval of DANYELZA by the FDA was based primarily on interim data from Study 201 and Study 12-230.

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

Patients are mainly children and adolescents.

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

Phase 2 Portion of Study 12-230

The Study 12-230 protocol was amended in May 2016 to include an expansion Phase 2 portion. In October 2020, topline results from the first 71 patients (including 29 patients with no evidence of disease, or NED patients) in this Phase 2 study were presented, which continued to show response rates at the same levels as in the dose escalation part of the study with 13 of 15 evaluable, or 87% of, primary refractory patients responding and 7 of 23 evaluable, or 30% of, secondary refractory patients responding.

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

Study 12-230 is now completed.

Study 201: A Phase 2 Trial of Antibody Naxitamab and Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) in High-Risk Neuroblastoma Patients with Primary or Secondary Refractory Osteomedullary Disease

Study 201 is a single-arm multi-center pivotal study using current Good Manufacturing Practices, or cGMP, manufactured naxitamab, which commenced recruitment in the second quarter of 2018. We have completed the initial enrollment target of 37 patients and continue recruitment at sites outside the U.S.

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

Treatment Protocol

Study 201 follows the same treatment protocol as described for Study 12-230 above.

We initiated Study 201 to form the primary basis for our BLA, to establish comparability of study population with Study 12-230 and to satisfy the post-marketing requirements by the FDA. The FDA granted approval under the accelerated approval regulation. The post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients with evaluable disease with a minimal follow-up of 12 months from CR/PR onset and report ORR, DOR, PFS or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of January 1, 2022 we have enrolled 73 patients and we anticipate completing the study no later than March 31, 2027.

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

As of February 2022, 59 patients had completed enrollment in the study which constituted full accrual. The data is currently being evaluated and prepared for publication.

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

Study 17-251: Pilot Study of Naxitamab, Irinotecan/Temozolomide and Sargramostim (HITS) Chemoimmunotherapy for High-Risk Neuroblastoma

Study 17-251 is a ongoing single arm pilot, Phase 2 study at MSK in high-risk R/R NB patients with soft tissue disease. Patients will be treated with naxitamab in combination with irinotecan, temozolomide and sargramostim, or HITS. As of December 31, 2021, 48 patients had completed enrollment in the study which constituted full accrual. The data is currently being evaluated and prepared for publication.

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

Safety Results

Currently, no published safety data is available for this study.

Study 202: Naxitamab and Granulocyte-Macrophage Colony Stimulating Factor (GMCSF) and Isotretinoin for Consolidation of Patients with High-Risk Neuroblastoma in First Remission. An International, Open-Label, Uncontrolled, Single-Arm, Multicenter, Phase 2 Trial

Study 202 is an international multicenter Phase 2 clinical study with DANYELZA in patients with high-risk NB in first remission.

Primary Objective

●	To investigate efficacy of naxitamab + GM-CSF in combination with isotretinoin as assessed by 2-years progression free survival in patients with high-risk NB in first remission

Secondary Objectives

●	To further investigate efficacy of naxitamab + GM-CSF in combination with isotretinoin in patients with high-risk NB in first remission
●	To assess the prognostic value of minimal residual disease response in the bone marrow after 2 cycles (i.e., minimal residual disease clearance in patients being minimal residual disease positive at enrollment)

Patient Population

Patients with high-risk NB in first remission. Patients must have completed a multimodal frontline regimen (induction and consolidation) and have achieved either complete response (positive bone marrow minimal residual disease as assessed by RTqPCR is allowed) following the multi agent induction and consolidation therapy or have achieved partial response at end of induction before initiating consolidation therapy.

Treatment Protocol

All patients will receive 5 cycles of naxitamab + GM-CSF (Cycles 1-5) and 6 cycles of isotretinoin initiated after Cycle 2 (i.e., Cycles 3-8). A patient can continue treatment with naxitamab + GM-CSF if isotretinoin treatment is discontinued due to toxicity prior to end of Cycle 5 (i.e., the patient will receive up to 5 cycles in total).

Study 203: Naxitamab and Granulocyte-Macrophage Colony Stimulating Factor in combination with Irinotecan and Temozolomide in Patients with High-Risk Neuroblastoma with Primary Refractory Disease or in First Relapse. An International, Single Arm, Multicenter Phase 2 Trial

Study 203 is an ongoing international multicenter Phase 2 study with naxitamab in combination with Irinotecan and Temozolomide in patients with high-risk NB with primary refractory disease or in first relapse. We enrolled the first patient in the fourth quarter of 2021.

Primary Objective

●	To investigate the efficacy of naxitamab + GM-CSF in combination with irinotecan/temozolomide as assessed by overall response rate in patients with high-risk NB with primary refractory disease or in first relapse

Secondary Objective

●	To further investigate the efficacy and safety of naxitamab + GM-CSF in combination with irinotecan/temozolomide in patients with high-risk NB with primary refractory disease or in first relapse.

Patient Population

The trial will include patients with high-risk NB with measurable and/or evaluable disease and with either primary refractory disease or first relapse following induction and consolidation therapy

Treatment Protocol

Each treatment cycle is 21 days. Patients will receive irinotecan 50 mg/m2/day IV and temozolomide 100 mg/m2/day orally (both on Days 1-5) in combination with naxitamab 2.25 mg/kg/day IV (Days 2, 4, 8 and 10) (total 9 mg/kg per cycle), and GM-CSF 250 ug/m2/day sc, (Days 6-10). Patients will receive up to 18 IT cycles after enrollment. Naxitamab and GM-CSF will be given for at least 8 cycles.

DANYELZA for the Treatment of Relapsed Osteosarcoma

DANYELZA is currently being evaluated in an ongoing Phase 2 clinical study (Study 15-096) for the treatment of patients with relapsed osteosarcoma that have been rendered surgically free of evident disease. As of January 2022, 39 patients had been enrolled, and we expect to enroll a total of 46 patients. The trial is designed to distinguish between 12-month EFS of 30% versus 50%.

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

Each year, approximately 1,000 new patients are diagnosed with osteosarcoma in the United States. Assuming similar prevalence as in the United States, we estimate that approximately 1,500 patients diagnosed with osteosarcoma per year in Europe.

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

DANYELZA for Relapsed Osteosarcoma—Clinical Development Program

Currently, DANYELZA is being evaluated in an ongoing Phase 2 clinical trial (Study 15-096) for the treatment of relapsed osteosarcoma. This Phase 2 clinical trial is designed to assess the efficacy of DANYELZA when combined with GM-CSF in patients with relapsed osteosarcoma who have been rendered surgically free of evident disease. The study commenced in July 2015, and as of January 2022, 39 patients had been enrolled. This trial is designed to distinguish between a 12-month EFS of 30% versus 50%.

Study 15-096: A Phase 2 Study of Monoclonal Antibody Naxitamab with Granulocyte-Macrophage Colony Stimulating Factor (GM-CSF) in the Treatment of Recurrent Osteosarcoma

Study 15-096 is a Phase 2 clinical trial to assess the efficacy naxitamab combined with GM-CSF, in patients with recurrent osteosarcoma who have been rendered surgically free of evident disease.

Primary Objective

●	To evaluate EFS at 12 months

Secondary Objectives

●	To evaluate time to recurrence, OS and toxicity associated with naxitamab and GM-CSF.

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

Study 205: A Global Randomized Pivotal Trial of Naxitamab Compared to Standard of Care in Patients with Pulmonary Only Recurrent Osteosarcoma

Study 205 is a planned international multicenter randomized pivotal clinical study with naxitamab compared to Standard of Care in patients with Pulmonary Only Recurrent Osteosarcoma. We expect this study to open during 2022.

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

We submitted a BLA to the FDA for 131I-omburtamab for CNS/LM from NB in August 2020 and received a Refusal to File from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues, and have had a number of Type B meetings with the agency, and a pre-BLA meeting in January 2022. We are in the process of preparing a resubmission of the BLA and we aim for resubmission of the BLA for omburtamab by the end of the first quarter of 2022. However, we can provide no assurance that the FDA will agree with our proposal or that we will be successful in resubmitting our BLA for omburtamab in this timeline.

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

We believe there is a large market opportunity for the treatment of solid tumors that express B7-H3, with hundreds of thousands of new cases estimated in the United States each year. Based on our review of published research, we believe that B7-H3 expression occurs in a range of 70% to 100% of tumor samples for various cancer types, which makes B7-H3 a promising immunotherapy target. Our literature review also revealed that B7-H3 expression on the systemic tumor is replicated in the metastasized tumor. While our clinical development efforts for omburtamab are currently focused on rare pediatric cancers, we believe we have the potential to expand omburtamab’s application to both the treatment of CNS/LM from solid tumors that express B7-H3 and certain underlying solid systemic tumors. As part of Study 03-133, we have also treated a small number of adult patients with solid tumors that have metastasized to the CNS/LM compartment with 131I-omburtamab and preliminary indications potentially suggest promising results.

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

131I-omburtamab for the Treatment of Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma

131I-omburtamab is currently in pivotal stage development for the treatment of pediatric CNS/LM from NB, and was granted BTD in this indication in 2017. In 2016, 131I-omburtamab was granted ODD and RPDD, in each case, for the treatment of NB. The RPDD qualifies us for receipt of a PRV upon approval of omburtamab for treatment of NB, if such approval occurs. As of June 2019, 107 patients with pediatric CNS/LM from NB had been treated with 131I-omburtamab in Study 03-133. An analysis of these 107 patients demonstrated a median OS of 50.8 months (including an estimated five-year OS of approximately 44%), as compared to historical median OS of approximately six months. 131I-omburtamab can be administered as a push injection in an outpatient setting. We expect to resubmit the BLA for 131I-omburtamab for CNS/LM from NB by the end of the first quarter of 2022. We plan to commercialize 131I-omburtamab in the United States as soon as possible after obtaining FDA approval, if such approval occurs.

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

131I-omburtamab for Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma—Clinical Development Program

Currently, 131I-omburtamab is in pivotal stage development for the treatment of pediatric CNS/LM from NB as a monotherapy after patients have completed standard of care treatment. As of January 2021, 177 patients with pediatric CNS/LM from NB had been treated with 131I-omburtamab in Study 03-133 which closed for recruitment in the third quarter of 2019. As of January 2022, we have treated a total of 50 patients in a multi-center pivotal Phase 2 trial (Study 101) for an interim analysis for the purposes of pharmacokinetic and dosimetry comparability between study sites using 131I-omburtamab from our cGMP commercial manufacturer, versus drug product previously produced by MSK. Study 101 has also been designed to satisfy potential confirmatory study and post-marketing requirement by the FDA, and, as a result, we will continue to follow the patients in the study. We expect a BLA re-submission for 131I-omburtamab for CNS/LM from NB by the end of the first quarter of 2022.

Study 03-133: Phase 1/2 Study of Intrathecal Radioimmunotherapy using 131I-omburtamab for Central Nervous System/Leptomeningeal Neoplasms

The trial was originally designed as a Phase 1/2 clinical dose escalation study followed by cohort expansion at the recommended dose. To determine the MTD, patients received up to 70 millicurie, or mCi, 131I-omburtamab in an outpatient setting. No DLTs were experienced in the dose escalation part. Based on treatment results the 50 mCi dose to treat NB with CNS/LM metastasis was chosen for the expansion cohort as implemented by a protocol amendment. Study 03-133 was closed for recruitment in the third quarter of 2019. As of January 2021, 177 patients had been treated with 131I-omburtamab in the study. Of these, 107 patients were diagnosed with pediatric CNS/LM metastasis from NB. We expect that the safety portion of our BLA will be comprised of data from more than 200 patients treated with 131I-omburtamab or 124I-omburtamab across multiple indications.

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

Study 101: A Multicenter Phase 2 Trial of the Efficacy and Safety of Intracerebroventricular Radioimmunotherapy using 131I-omburtamab for Neuroblastoma Central Nervous System/Leptomeningeal Metastases

Study 101 is an ongoing pivotal Phase 2 single-arm, open-label, non-randomized, multi-center efficacy, safety, pharmacokinetics and dosimetry trial of intracerebroventricular 131I-omburtamab in pediatric patients with R/R NB who have CNS/LM from NB. Patients will receive up to two cycles of 131I-omburtamab. This study commenced in the second quarter of 2018, and as of January 2022, we have treated a total of 50 patients in a multi-center pivotal Phase 2 trial (Study 101) for an interim analysis for the purposes of pharmacokinetic and dosimetry comparability between study sites using 131I-omburtamab from our cGMP commercial manufacturer, versus drug product previously produced by MSK. Study 101 has also been designed to satisfy potential confirmatory study and post-marketing requirement by the FDA, and, as a result, we will continue to follow the patients in the study. We expect a BLA re-submission for 131I-omburtamab for CNS/LM from NB by the end of the first quarter of 2022.

Data from the planned interim analysis described above will also be combined with the data from Study 03-133 to support approval for 131I-omburtamab for the treatment of pediatric patients with high-risk NB who have CNS/LM relapse.

Safety and efficacy data will be investigated with short-term follow-up at 26 weeks after treatment and with long-term follow-up for up to three years following treatment. Final analysis will be performed when at least 50 treated patients have completed long-term follow-up (three years or until death).

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

124I-omburtamab for the Treatment of Diffuse Intrinsic Pontine Glioma

124I-omburtamab is currently being evaluated in a Phase 1 clinical trial (Study 11-011) for the treatment of DIPG. In contrast to Iodine-131, which emits electrons, Iodine-124 is a positron-emitting iodine isotope. This enables measurement of iodine uptake using PET scans, which we believe is important when using radiotherapy in a critical organ such as pons, where overdosing may have serious consequences. In 2016, 124I-omburtamab received RPDD from the FDA for the treatment of DIPG. As of January 2022, we have treated 50 patients with DIPG with 124I-omburtamab.

Interim clinical results from the dose escalation portion of the study, which were published in 2018 (Souweidane et al., Lancet Oncol 2018; 19: 1040-50), demonstrated that convection-enhanced delivery, or CED, of 124I-omburtamab in the brainstem of children with DIPG appears to be a generally feasible approach for drug delivery, based on an evaluation using distribution and pharmacokinetics. We believe that we may qualify for a sBLA, assuming positive data in the expansion pivotal phase 2 part of the planned Study 102.

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

124I-omburtamab for Diffuse Intrinsic Pontine Glioma—Clinical Development Program

124I-omburtamab is currently being evaluated in a Phase 1 clinical study (Study 11-011) for the treatment of DIPG.

Study 11-011: A Phase 1 Study of Convection-Enhanced Delivery of 124I-omburtamab for Patients with Non-Progressive Diffuse Pontine Gliomas Previously Treated with External Beam Radiation Therapy

MSK is conducting a Phase 1, dose escalation study of convection enhanced delivery, or CED, of 124I-omburtamab in children with non-progressive DIPG previously treated with external beam radiation therapy. The study commenced in December 2011 and as of January 2022, 50 patients had been enrolled.

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

Safety Results

As noted above, data was published in Lancet Oncology (Souweidane et al., 2018) which demonstrated that CED appears to be a feasible approach for drug delivery in the brainstem of children with DIPG as evaluated by assessment of the distribution of the infusate and pharmacokinetics. As of January 2022, 50 patients had been enrolled. In Study 11-011, 8 subjects reported AEs of CTCAE Grade 3 considered related to 124I-omburtamab. These were generally indicative of nervous system effects of radiation necrosis such as hemiparesis (3 subjects), dysarthria (3 subjects), ataxia (3 subjects), dysphagia (2 subjects), muscular weakness (2 subjects) and gait disturbance (1 subject). The remaining Grade 3, related events were skin infection, anxiety, and stridor (1 subject each). There were no related AEs CTCAE grade 4 or 5.

Study 102: A Multicenter Phase 1 Trial Safety and tolerability of 131I-omburtamab delivered by Convection-Enhanced Delivery in Patients with Diffuse Intrinsic Pontine Glioma Previously Treated with External Beam Radiation Therapy

This is a Phase 1 dose-finding single-arm, open-label, non-randomized, multi-center trial of the safety and tolerability of 131I-omburtamab delivered by CED in patients with Diffuse Intrinsic Pontine Glioma (DIPG) previously treated with external beam radiation therapy. Patient cohorts will be administered escalating activity doses of 131I-omburtamab and will be observed for dose limiting toxicities for 30 days after dosing. Dose escalation will be performed according to the BOIN design. Patients will be dosed at least six (6) and no more than 12 weeks after receiving external beam radiotherapy. Patients will receive up to three cycles of 131I-omburtamab provided there are no dose limiting toxicities suggesting accumulation of toxicity. Patients will be followed until the last patient has had the last follow-up visit at 2 years after the 131I-omburtamab administration. The dose escalation part will be followed with an expansion pivotal Phase 2 part.

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

Overview of Desmoplastic Small Round Cell Tumor

DSRCT is a rare and aggressive type of a soft tissue cancer (sarcoma) that primarily affects children and young adults and is more common in males. It is formed by small, round cancer cells surrounded by scar-like tissue and is often found in the peritoneum (the tissue that lines the inside of the abdomen and pelvis). Most patients present with abdominal or pelvic tumors, with subsequent metastases to distant lymph nodes, BM and lungs. Due to the rarity of this neoplasm, no large population-based studies exist. Analysis presented in literature suggests there are approximately 100 patients diagnosed with DSRCT per year in the United States. Assuming similar prevalence as in the United States, we estimate approximately 150 patients diagnosed with DSRCT per year in Europe. A published report examining DSRCT samples using immunohistochemistry showed that 44 of 46 (or 96%) of tumor samples were B7-H3 positive. We believe the current addressable market for DSRCT consists of approximately 160 new DSRCT patients each year, representing approximately 65% of all new patients diagnosed with DSRCT in the United States and Europe, combined.

131I-omburtamab for Desmoplastic Small Round Cell Tumor—Current Treatment Landscape and Associated Limitations

Patients are typically managed with aggressive multimodal therapy, including neoadjuvant chemotherapy, maximal surgical debulking, intraperitoneal, or IP, chemotherapy in some cases, adjuvant whole abdominopelvic radiation therapy, and stem cell or BM transplant. Studies have shown that use of intense alkylator therapy and gross total resection have been associated with limited improvements in patient survival; thus, there is still a significant unmet clinical need. Because DSRCT most commonly presents as a multicentric abdominal mass, complete upfront resection is not often possible. DSRCTs are chemo-sensitive, but often recur, necessitating multimodality therapy with radiotherapy, surgery, and/or high dose chemotherapy with stem cell rescue. Additionally, research shows that with a five-year OS rate of less than 15%, patients almost invariably relapse.

Although many strategies have been attempted, survival in patients with DSRCT remains poor. A review of the published research, including two retrospective studies performed by MSK, suggests that the median OS of DSRCT patients ranges from 17 to 25 months.

131I-omburtamab for Desmoplastic Small Round Cell Tumor—Clinical Development Program

131I-omburtamab is being evaluated from a completed clinical Phase 1 study (Study 09-090) for the treatment of DSRCT, which is followed by a Phase 2 study (Study 19-182). We intend to discuss the protocol for this study (Study 19-182) with the FDA and we believe that we may qualify for a sBLA, assuming positive pivotal data.

Study 09-090: Phase 1 Study of Intraperitoneal Radioimmunotherapy with 131I-omburtamab for Patients with Desmoplastic Small Round Cell Tumors and Other Solid Tumors Involving the Peritoneum

MSK has completed a clinical study of IP 131I-omburtamab for treatment of patients with DSRCT and other B7-H3 positive solid tumors metastatic to the peritoneum. The primary purpose of the study is to define the toxicity and the MTD, assess the pharmacokinetics, and assess response of DSRCT and other solid tumors. The study has completed accrual and 47 patients have been exposed. Data from this study was presented at the 2019 Connective Tissue Oncology

Society annual meeting in November 2019 based on an evaluation of 33 Gross Total Resection, or GTR, patients treated at MSK from 2009 to 2017. A total of 24 patients received Whole Abdominalpelvic Intensity-Modulated RadioTherapy, or WA-IMRT, in combination with omburtamab Intraperitoneal Radio Immunotherapy, or IP-RIT, and nine patients received WA-IMRT without omburtamab IP-RIT. The study showed a median OS of 41 months for the DSRCT patients who did not receive omburtamab IP-RIT and 59 months for those receiving omburtamab IP-RIT. The data indicates that adding IP-RIT with iodinated omburtamab to the standard WA-IMRT treatment appears to be well tolerated.

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

Study 19-182: A Phase 2 Study - Combination of 131I-omburtamab Radioimmunotherapy and External Beam Radiotherapy for Desmoplastic Small Round Cell Tumors and Other Solid Tumors involving the Peritonuem

This is a Phase 2 clinical study of IP RIT with 131I-omburtamab plus WA-IMRT for patients with DSRCT who have undergone gross total resection, or GTR, of their abdominopelvic disease (as assessed by the operating surgeon and documented in the OR note) and who have no definitive radiological evidence of disease in liver or outside the abdomen/pelvis (Group A). Patients with DSRCT without GTR (Group B); and patients with tumors other that DSRCT who are B7H3-positive on immunohistochemistry (Group C) will receive only IP 131I-omburtamab.

As of January 2022, 19 patients have been enrolled in this study.

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

On December 31, 2019, we submitted an Investigational New Drug application, or IND, for 177Lu-omburtamab-DTPA, for the treatment of medulloblastoma and we opened the IND for patients in October 2020. We enrolled the first patient in this Phase 1 trial in the fourth quarter of 2021. We have also opened a Phase 1 with 177Lu-omburtamab-DTPA targeting B7-H3 positive CNS/LM tumors in adults.

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

Study 301: 177Lu-omburtamab-DTPA in medulloblastoma - Clinical Development Program

The study is designed as an open label single arm, first in human, dose escalation and expansion study to evaluate 177Lu-omburtamab-DTPA in patients with R/R medulloblastoma. We enrolled the first patient in this Phase 1 trial in the fourth quarter of 2021.

Primary Objective

●	To explore the tolerability of 177Lu-omburtamab-DTPA

Secondary Objectives include

●	To assess absorbed radiation doses and organ dosimetry for 177Lu-omburtamab-DTPA
●	To evaluate the investigator assessed response PFS and OS

Humanized Omburtamab Overview

We have a development program for huB7-H3, a humanized version of omburtamab, for potential clinical testing in adult patients with B7-H3 positive solid tumors where systemic immunotherapy is needed. The program seeks to explore the use of huB7-H3 as a radio-conjugated antibody designed to overcome limitations of murine antibodies that may induce HAMA, which may lead to decreased efficacy and increased toxicity when used for systemic immunotherapy.

Bispecific Antibody Programs Overview

We are advancing a promising pipeline of novel bivalent tumor targeting BsAbs for the treatment of cancer. We believe that our BsAbs have the potential to overcome limitations associated with existing BsAb constructs. Our first BsAb clinical product candidate, nivatrotamab, is a humanized anti-GD2 and anti-CD3 BsAb. We have successfully opened an IND for our Phase 1/2 trial with nivatrotamab in Small Cell Lung Cancer. In addition a Phase 1/2 trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing.

Our second BsAb product candidate, CD33-BsAb, is a humanized anti-CD33 and anti-CD3 BsAb for which we submitted an IND to the FDA in June 2021 for the treatment of pediatriac AML.

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

The only approved BsAbs for treatment of cancer in the United States are Blincyto (blinatumomab), a BiTE, approved for the treatment of acute lymphocytic leukemia and Rybrevant (amivantamab-vmjw), a treatment for adult patients with non-small cell lung cancer.

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

Study 18-034: Phase 1/2 study of humanized 3F8 bispecific antibody (Hu3F8-BsAb) in patients with relapsed/refractory neuroblastoma, osteosarcoma, and other GD2(+) solid tumors

Study 18-034 is a Phase 1/2 single arm, dose escalation clinical trial of nivatrotamab. Dose escalation is performed in patients with R/R NB, osteosarcoma or other GD2-positive tumors. Cohort expansion will be conducted in R/R NB (group 1) and osteosarcoma (group 2). Up to 30 patients will enroll in Phase 1 and up to 64 patients will enroll in Phase 2. The Phase 1 endpoints include maximum tolerated dose, or MTD, the recommended Phase 2 dose, or RP2D, PK, HAHA, and anti-tumor activity. For Phase 2, the endpoint will for group 1 (R/R NB) include ORR, duration of CR and OS and for group 2 (R/R Osteosarcoma) include PFS at four months, ORR, duration of CR and OS. Currently, no published safety data is available for this study.

On January 15, 2021, the FDA cleared a second IND application for nivatrotamab in relapsed/recurrent metastatic small-cell lung cancer (Study 402).

Study 402: Safety and clinical activity of nivatrotamab, an anti GD2×CD3 bispecific antibody, in relapsed/recurrent metastatic small-cell lung cancer

Study 402 is a multicenter Phase 1/2 single arm, dose escalation clinical trial of nivatrotamab in relapsed/recurrent metastatic SCLC. Dose escalation is performed in up to 35 patients in Part 1 of the study and, in addition, approximately 30 patients will be enrolled in Part 2 of the study. Part 1 endpoints include MTD, RP2D, safety, PK, HAHA, and anti-tumor activity. For Part 2, the endpoint will include safety at RP2D, anti-tumor activity (ORR, DCR, duration of response, PFS and OS), and HAHA. Currently, no published safety data is available for this study. We enrolled the first patient in this Phase 1 trial in the third quarter of 2021.

CD33-BsAb Overview

Our second BsAb product candidate, CD33-BsAb, is a humanized anti-CD33 and anti-CD3 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage. An IND was filed in June 2021.

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

GD2-GD3 Vaccine —Clinical Development Program

A Phase 2 study (Study 05-075) of the GD2-GD3 Vaccine with the immunological adjuvant OPT-821, in combination with oral ß-glucan for high-risk NB has been conducted at MSK. Enrolment has been completed and by January 2022, 359 patients have been enrolled.

MSK has started a new Phase 2 study (Study 21-206) of the GD2-GD3 Vaccine with the immunological adjuvant OPT-821 (QS-21), in combination with oral ß-glucan and randomization of GM-CSF, for high-risk NB. As of January 2022, 22 patients have been enrolled.

We are planning a multicenter, randomized controlled phase 3 clinical study in collaboration with COG and SIOPEN in relapsed, high-risk NB patients after obtaining complete response on salvage therapy. We anticipate this study to open in 2023.

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

We are using the SADA Technology to advance a series of antibody constructs based on the SADA technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA constructs and filed an IND for GD2-SADA in 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

MULTI-TAG Technology

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

Manufacturing clinical and commercial products is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our vendors are required to comply with cGMP regulations, which are regulatory requirements enforced by the FDA and other regulatory bodies like the EMA to assure proper design, monitoring and control of manufacturing processes and facilities for human pharmaceuticals. We have established an in-house quality assurance, or QA, function with a certified Qualified Person to perform final release of our product for both clinical and commercial supply.

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

The GD2-SADA is manufactured at Rentschler Biopharma SE, Laupheim, Germany, using traditional manufacturing and control principles for monoclonal antibodies. The DOTA chemical is sourced as a GMP bulk product and is being filled into a sterile intermediate at Patheon/Thermo Fisher in Ferentino, Italy.

Our GD2-GD3 Vaccine is manufactured from natural sources and processed by chemical conjugation, lactonization and freeze drying into the final drug product. Currently, the GD2-GD3 Vaccine is manufactured at Magle Chemoswed AB in Malmoe, Sweden.

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

Commercialization Partnerships

After the approval of DANYELZA by the FDA, we have entered a number of strategic collaborations in the form of partnerships with select companies to maximize the potential value for the Company. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Finally, later in December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In July 2021, SciClone submitted a BLA for DANYELZA for for the treatment of patients with R/R high-NB to the National Medical Products Administration (“NMPA”) of China and the BLA was granted priority review in September 2021. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) to be the exclusive distributor in Latin America of DANYELZA and omburtamab.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7-H3. United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States. In the first quarter of 2021 United Therapeutics announced that it had discontinued plans to develop Unituxin in R/R NB. During the third quarter of 2020, United Therapeutics discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, and its efforts to develop a humanized version of Unituxin. In addition, DANYELZA may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high-risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration had granted QARZIBA® (dinutuximab beta) conditional approval for the treatment of high-risk NB and

R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in R/R NB.

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

We have in-licensed numerous patents and patent applications and substantial know-how relating to the development and commercialization of our immunotherapy product candidates, including related manufacturing processes and technology. An international patent application has been filed claiming the inventions of investigators at MSK as well as our personnel. In addition, six international patent applications have been filed solely in our name.

As of December 31, 2021, our patent portfolio included:

●	For our DANYELZA patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering humanized or chimeric antibodies or fragments thereof comprising specific sequences and capable of binding to GD2, and includes three U.S. patents, one Australian patent, two New Zealand patents, one Chinese patent, one Japanese patent, one South Korean patent, one Hong Kong patent, one Indian patent, one Canadian Patent and one pending patent application in Europe. We expect that any patents that issue in this first family will expire in June 2031. A core U.S. patent in this family is expected to expire on June 20, 2031. An application for Patent Term Extension was filed in 2021 for this core U.S. patent, and if granted it is expected that it will extend the term of the core U.S. patent until February 4, 2034. The second family consists of applications with composition of matter claims covering high affinity anti-GD2 antibodies, and includes one US patent, one German patent, one French patent, one patent in United Kingdom, one Australian patent, one Japanese patent, one Russian patent, one Chinese patent, one Hong Kong patent, one Canadian patent, one South Korean patent and one pending patent application Brazil. We expect that any patents that issue in this second family will expire in March 2034.
●	For our omburtamab patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering antibodies produced by a distinct hybridoma cell line, antibodies comprising specific sequences, polypeptides comprising specific sequences, and process claims covering a method of inhibiting the growth of tumor cells, a method for imaging a tumor in a subject and a method for treating a mammalian subject, and includes three U.S. patents, one German patent, one Spanish patent, one French patent, one patent in United Kingdom, one Italian patent and two Canadian patents. Five U.S. patents in this family expired in 2021. We expect that any remaining patents in this first family will expire between October 2022 and January 2026. A core U.S. patent in this family is expected to expire on January 19,

2026 and core patents in Germany, Spain, France, United Kingdom and Italy in this family are expected to expire on March 6, 2023. The second family consists of patents and patent applications with process claims covering a method of improving the prognosis or prolonging the survival of a subject bearing a tumor, and includes one Chinese patent, one Indian patent and one Canadian patent. We expect that any patents that issue in this second family will expire in March 2028. Core patents in Canada, China, and India in this family are expected to expire on March 24, 2028.
●	For our huB7-H3 patent portfolio, we have an exclusive license from MSK to MSK’s rights in one patent family consisting of a patent and patent applications with composition of matter claims covering antibody agents that bind specifically to protein 2Ig-B7H3 or 4Ig-B7H3, and includes two patents in the United States and Europe and 11 pending patent applications in other jurisdictions, including Canada, Australia, New Zealand, China, Japan, South Korea, Eurasia, India, Brazil, South Africa, and Hong Kong. We expect that any patents that issue in this family will expire in August 2035. In addition an international patent application has been filed, with MSK and us as applicants, claiming a method for treating a central nerve system (CNS) cancer using huB7H3, as well as 177Lu-DTPA-8H9 conjugates. Request for entry into the national phase has been filed in the United States, Canada, Europe, Australia, New Zealand, Japan, China, South Korea, India, Brazil, Eurasian, Russia and Hong Kong. We expect that any patent that issue in this family will expire in May 2038.
●	For our huB7-H3 technology we further have one patent family, assigned to us, related to new humanized B7-H3 binding antibodies having high human germline content and exhibiting strong bonding to B7-H3 antigen. One International patent application and one patent application in Taiwan is pending in this family. We expect that any patents that issue in this family will expire in June 2041.
●	For our radiolabelled antibody technology we further have one patent family, assigned to the Company, related to a potency assay for radiolabelled antibodies. One International patent application is pending in this family. We expect that any patents that issue in this family will expire in December 2040
●	Our Multimerization Technology patent portfolio, which inter alia relates to nivatrotamab, includes one patent family under which we have a partly exclusive license to MSK’s rights in the patent application. The license is exclusive for MSK’s rights in the patents rights of this family that claim products, such as bispecific antibodies which are also claimed by other patent rights licensed from MSK, and non-exclusive for patents rights of this family that claim a product that is not claimed by another patent right licensed from MSK. This family consists of patents and patent applications with composition of matter claims covering bispecific binding agents comprised of two fusion proteins, and includes one U.S. patent, one Japanese patent, one Australian patent, one German patent, one French patent one South Korean patent, one Russian patent, one patent in United Kingdom, one Chinese patent and one patent in Hong Kong and two pending patent applications in other jurisdictions, including Canada and Brazil. We expect that any patents that issue in this family will expire in March 2034. A core U.S. patent in this family is expected to expire on March 25, 2034.
●	Our CD33 antibody patent portfolio, which includes one patent family under which we have an exclusive license from MSK to MSK’s rights in the patent application. This family consists of one pending patent application in the United States, and four pending patent applications in other jurisdictions, including Europe, Canada, China and Eurasia relating to anti Siglec-3 (CD33) antibodies generated from a specific principal investigator’s laboratory at MSK. We expect that any patents that issue in this family will expire in April 2038.
●	Our GD2-GD3 Vaccine patent portfolio, which inter alia relates to a vaccine for stimulation or enhancing production of an antibody which recognized a specific ganglioside, includes five U.S. patents, with expected expiration in 2022.
●	For our DOTA-PRIT or SADA patent portfolio, we have an exclusive license from MSK and MIT to MSK’s and MIT’s rights in the field of Radioimmunotherapy for the diagnosis and treatment of cancer.

The license gives access to seven patent families owned by MSK and one patent family owned by MIT. The first patent family covers bispecific antibodies capable of binding A33 and DOTA, and use thereof for the treatment of cancer. This first patent family consists of granted patents in the United States, the United Kingdom, France, Germany, Spain, Italy, the Netherlands Hong Kong and Australia and pending patent applications in the United States, China, Canada, Israel and Japan. We expect that any patents granted in this first family will expire in February 2036. A core U.S. patent in this family is expected to expire on July 15, 2037. The second family covers specific bispecific antibodies binding A33 and DOTA, and the use thereof for the treatment of cancer. This second family consists of pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, India, South Korea, New Zealand, Eurasia and the United States. We expect that any patents granted in this second family will expire in September 2038. The third family covers bispecific antibodies and the use therefore in a three-step PRIT procedure comprising the use of a clearing agent. In particular the family discloses Herceptin conjugated for Pretargeted Radioimmunotherapy and application as a theranostic product. The license for this patent family has been limited to pending applications in Europe and the United States. We expect that any patents granted in this third family will expire in March 2039. The fourth patent family covers a multimeric antibody for two step targeting (SADA). This fourth patent family consists of patent applications in Australia, Canada, Europe, Hong Kong and the United States. We expect that any patents granted in this fourth family will expire in May 2038. The fifth patent family covers the use of small molecule haptens for pretargeted radioimmunotherapy (PRIT) using DOTA and bispecific antibodies. This fifth patent family consists of patent applications in Australia, Canada, China, Europe, Hong Kong, Japan and the United States. We expect that any patents granted in this fifth family will expire in July 2038. The sixth patent family covers new clearing agents for DOTA-PRIT. The license for this sixth patent family has been limited to pending patent applications in the United States. We expect that any patents granted in this family will expire in July 2039. The seventh patent family covers PET-based methods for individualizing tumor targeting of antibodies. This seventh patent family consists of granted patents in the United Kingdom, France, Germany, Spain, Italy, the Netherlands and the United States. We expect that patents granted in this seventh family will expire in May 2036. The eighth patent family, owned by MIT, covers bispecific antibodies binding DOTA. This eighth patent family consists of granted patents in Belgium, France, Germany, Ireland, Italy, Spain, Switzerland, the United Kingdom and the United States. We expect that European patents in this eighth family expire in March 2030 and that the patent in the U.S. expire in July 2030.
●	We have one patent family, assigned to us, related to Administration of CD22, CD33 and/or TIM-3 antibodies using Ommaya reservoirs for the treatment of CNS cancer or neurodegenerative diseases. One International patent application and one patent application in Taiwan is pending in this family. We expect that any patents that issue in this family will expire in October 2040, except the patent in Taiwan that is expected to expire in March 2041.
●	We further have one patent family, assigned to us, related to a undisclosed humanized binding antibody and the use thereof for treatment of certain positive cancers. One International patent application and one patent application in Taiwan is pending in this family. We expect that any patents that issue in this family will expire in June 2041.

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Generally, as noted above, our in-licensed issued patents in all jurisdictions will expire on dates ranging from 2021 to 2039. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2041. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

The MSK License requires us to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. Total expensed minimum royalty payments under the MSK License were $1,200,000 in 2016 upon determination that the payment of such minimum royalties was probable and the amount was estimable. We are also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones that become due should we achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales-based milestones potentially due of $20,000,000. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. We will also owe MSK mid to high single-digit royalties on commercial sales of our approved products. In addition, to the extent we enter into sublicense arrangements, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments or the achievement of certain clinical milestones. We have entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020 and with Adium in 2021.

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

On November 13, 2017, in connection with the MSK CD33 License, we entered into the Sponsored Research Agreement, or the CD33 SRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK annually for a term of two years, which expired on November 13, 2019. The research was conducted in accordance with a written plan and budget approved by the parties.

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

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. In 2021, we paid MSK and MIT $1,000,000 and will make another payment of $1,000,000 in shares or cash in 2022.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities and their business associates that associates that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to certain healthcare providers and teaching hospitals and information regarding ownership and investment interests held by such healthcare providers and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Review and Approval of Medicinal Products in the European Union

In the European Union, medicinal products are subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

The various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws. This has led to significant variations in the member state regimes.

The Clinical Trials Regulation (EU) No 536/2014 entered into application on January 31, 2022. The Regulation is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the new Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure via a single entry point, the "EU portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials is divided into two parts. Part I is assessed by the competent authorities of a reference member state selected by the trial sponsor largely of the type of clinical trial, risk-benefit analysis, and compliance with technical requirements. This assessment, which is valid for the entire EU, is then in Part II submitted to the competent authorities of all the concerned member states in which the trial is to be conducted.

In the European Economic Area (EEA) which consists of the 27 Member States of the European Union, as well as Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after a related marketing authorization has been granted. A company may submit a marketing authorization application (MAA) either on the basis of the centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA for scientific review by the EMA's Committee for Medicinal Products for Human Use (CHMP). The CHMP issues an opinion concerning whether the quality, safety and efficacy of the product has been demonstrated. The opinion is considered by the EC which is responsible for granting a centralized marketing authorization in the form of a binding EC decision. If the application is approved, the EC grants a single marketing authorization that is valid throughout the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National marketing authorizations, which are issued by the competent authorities of EEA countries and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EEA country, this national marketing authorization can be recognized in another EEA country through the mutual recognition procedure. The mutual recognition procedure provides for the EEA countries selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another EEA country, referred to as the Reference Member State (RMS). The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any EEA country. Under this procedure the applicant can select the EEA country that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the EEA countries for which marketing authorizations are being sought, referred to as Concerned Member States. Within 90 days of receiving the application and assessment report, each

Concerned Member State must decide whether to recognize the RMS assessment or reject it on the basis of potential serious risk to public health. If the disputed points cannot be resolved, the matter is first referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures for agreement. If the Group cannot reach an agreement, a referral is made to the EMA. The CHMP will provide an opinion that will form the basis of a decision to be issued by the EC that is binding on all EEA countries. If the application is successful during the decentralized or mutual recognition procedure, national marketing authorizations will be granted by the competent authorities in each of the EEA countries chosen by the applicant.

In principle, a marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original marketing authorization was granted. To support the application, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up to date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The EC or the competent authorities of the EEA countries may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EEA country within three years after authorization ceases to be valid (the so-called sunset clause).

In the EU, conditional marketing authorizations may be granted in the centralized procedure for a limited number of medicinal products for human use in cases where the related clinical dataset is not yet complete. A conditional marketing authorization may be granted for a medicinal product, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive data after the authorization, (3) the medicinal product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. The authorization is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional marketing authorization can be converted into a traditional marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

Data and Market Exclusivity in the EU

In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier and do not fall within the scope of the concept of global marketing authorization qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The concept of global marketing authorization prevents the same marketing authorization holder or members of the same group, or companies that have concluded tacit or explicit agreements concerning the marketing of the same medicinal product, from obtaining separate data and market exclusivity periods for medicinal products that contain the same active substance. Data exclusivity, if granted, prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six month extension to the Supplementary Protection Certificate or SPC if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Orphan Designation and Exclusivity in the EU

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that : (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application, or grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Approval Requirements in the EU

Where a marketing authorization is granted in relation to a medicinal product in the EU, the holder of the marketing authorization is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 on the basis ofadditional Congressional action.

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

As of December 31, 2021, we had 148 full time employees. Of these employees, 101 were employed in research and development roles, 28 were employed in commercial roles and 19 were employed within general and administration. Women represent approximately 60% of our workforce and men represent approximately 40%.

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

Corporate Information

We were incorporated in Delaware on April 30, 2015. Our principal executive offices are located at 230 Park Avenue, Suite 3350, New York, New York 10169, and our telephone number is (646) 885-8505. Our website address is www.ymabs.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. Our net losses were $55.3 million for the year ended December 31, 2021 and $119.3 million for the year ended December 31, 2020. As of December 31, 2021 our accumulated deficit was approximately $340.5 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our public offerings in November 2019 and February 2021.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only product approved for sale is DANYELZA, which only received approval in November 2020 and we have not generated any substantial revenue from product sales. We have only begun limited sales and shipments of DANYELZA since February 2021 and we do not anticipate generating substantial revenue from product sales until DANYELZA has been on the market for a period of time. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, commercializing DANYELZA, conducting clinical trials of DANYELZA and our lead product candidates and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize DANYELZA and our other product candidates.

Our payment obligations to MSK and MIT may be a drain on our cash resources, or may cause us to incur debt obligations or issue additional equity securities to satisfy such payment obligations, which may adversely affect our financial position and results of operations.

Under the MSK License, we have committed to funding scientific research as well as conducting certain clinical trial activities at MSK. As licensed product candidates progress through clinical development and commercialization, certain milestone payments will come due, and we will owe MSK customary royalties on commercial sales of our approved products, if any. Milestone payments become due upon achievement of the related clinical, regulatory or sales-based milestone set forth in the MSK license agreements and all milestones are accrued for when they are probable and estimable. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK license agreements, whether or not the milestone activity has been achieved. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones that become due should we achieve certain amounts of sales of licensed products with total sales-based milestones potentially due of $20,000,000. Under the MSK CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales-based milestones, respectively.

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23,750,000, that become due should we achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA constructs generated by MSK and sold on our behalf by one of our sublicenses, we may pay sales-based milestone payments in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we have also committed to fund scientific research at MSK under a Sponsored Research Agreement for up to $1,500,000 over three years.

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

The COVID 19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. While we have not closed our offices, many of our employees, including members of our executive management, have periodically worked remotely during the COVID-19 pandemic. In addition, a number of our employees have contracted COVID-19 requiring them to miss a number of days of work while recovering, which, if it continues, may adversely affect our business operations. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the COVID 19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

In the event that government authorities were to enhance current restrictions, our employees who currently are not working from home may no longer be able to access our facilities, including our laboratories and our operations may be further limited or curtailed. An increase in the number of personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Further, any such enhanced restrictions may also impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities. We may also face difficulties in obtaining access to manufacturing slots for our product candidates. For example, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

The trading prices for our common stock and the shares of other biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic and the trading prices for our common stock could continue to experience high volatility. As a result, we may face difficulties raising additional capital through sales of our common stock or any such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

Despite our efforts to manage and mitigate these impacts to our company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this and any other pandemic, as well as third-party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, while we cannot predict the impact that COVID-19 will have on our suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this and any other pandemic on our business is highly uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, any pending regulatory approvals, supply chain, and financial position, and may also exacerbate other risks discussed in this Annual Report on Form 10-K. To the extent the COVID-19 pandemic adversely affects our business, clinical trials, results of operations and financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

While we have initiated the commercial launch of DANYELZA in the United States, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling DANYELZA, we will need to successfully:

●	establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our products and any future products;
●	maintain adequate pricing and reimbursement for DANYELZA and any future products;
●	gain regulatory authorization for the development and commercialization of our product candidates;
●	develop and maintain successful strategic alliances;
●	accurately forecast demand for our products and scale manufacturing to meet that demand;
●	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization; and
●	maintain and grow our relationship with MSK as a user of DANYELZA and any future products.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against B7-H3. United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States. In the first quarter of 2021 United Therapeutics announced that it had discontinued plans to develop Unituxin in R/R NB. During the third quarter of 2020, United Therapeutics discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, and its efforts to develop a humanized version of Unituxin. In addition, DANYELZA may face competition from dinutuximab beta, a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron, that was approved in Europe in May 2017 to treat high-risk NB and R/R NB. In October 2016, EUSA Pharma (UK) Ltd., or EUSA, announced that it had acquired global commercialization rights to dinutuximab beta, which is currently being commercialized under the name Qarziba® in Europe. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration had granted QARZIBA® (dinutuximab beta) conditional approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States in R/R NB.

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

Our current target patient population is based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by DANYELZA and our product candidates, which are derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research. The total addressable market opportunity for DANYELZA and any other product candidates we may produce, if approved, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for our current and future products for sale for these indications, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, possibly materially, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead enroll in a trial being conducted by one of our competitors. We expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to only use conventional therapies, such as chemotherapy and radiation, rather than enroll patients in any future clinical trial.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials of our lead product candidates currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our lead product candidates, such event could adversely affect our other clinical trials of our lead product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. Survival and safety data from Study 03-133 will form the primary basis for our planned resubmission of the BLA for omburtamab, which we will compare with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, interim efficacy, safety and pharmacokinetic data from Study 101 will support the BLA resubmission. If the results of this study fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process for omburtamab. While we aim for a full approval of omburtamab, we do not know what an approval of omburtamab (if approved) will become subject to in terms of postmarketing requirements and commitments, including confirmatory study requirements.

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

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities will consider our present or future clinical trials to be sufficient to serve as the basis for approval of one of our product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Further, our only approved product DANYELZA was only recently approved and launched in the United States and hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We currently have in place several agreements with MSK, including the MSK License, the MSK CD33 License, and the SADA License Agreement, which are important to us, and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In addition, we anticipate that MSK, due to patients obtaining treatment at the institution, may become a major source for the distribution and administration of DANYELZA. Any disruption of our relationship with MSK could have a material adverse effect on our business, results of operations and financial condition. In addition, any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or because the commercial potential is difficult to predict.

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

Risks related to our dependence on third parties

Third parties have sponsored most clinical trials of DANYELZA and omburtamab so far, and our ability to influence the design and conduct of such clinical trials has been limited. We have incurred significant expenses and are obligated to make significant payments in the future with respect to such clinical trials. We plan to assume control over the clinical and regulatory development of such product candidates, including obtaining sponsorship of existing INDs or filing new company-sponsored INDs, which will entail substantial additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our product candidates and result in liability for our company.

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

We rely on third parties to manufacture DANYELZA for commercial supplies and our product candidates for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if those third parties fail to provide us with sufficient quantities of DANYELZA or our product candidates, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA.

We do not currently own any facility that may be used as commercial or clinical-scale manufacturing and processing facility and we rely on outside vendors to manufacture DANYELZA for commercial supply and for supplies and processing of our product candidates for pre-clinical studies and clinical trials under the guidance of our management team. Omburtamab and our other product candidates have only been manufactured or processed on a limited basis and we may not be able to continue doing so for omburtamab or any of our product candidates. Our manufacturing process may be more difficult or expensive than the approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different products that may not be as safe and effective as any product candidates deployed by our third-party research institution collaborators.

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

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the number of potential manufacturers is limited, we would need to qualify any new manufacturers, our BLA submissions would need to be amended and ultimately the FDA must approve any new manufacturers. This approval would require new testing and cGMP, compliance inspections by the FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products;
●	our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any, and their ability to meet our manufacturing requirements may be adversely affected by the COVID-19 pandemic;
●	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all, may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products;
●	the risk of cross-contamination if more than one product is manufactured at our third-party manufacturer’s production facilities;
●	our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these and or any other applicable regulations and standards;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products;
●	our third-party manufacturers could breach, terminate or not renew their agreement with us at a time that is costly or inconvenient for us;
●	clinical and, if approved, commercial supplies for the raw materials and components used to manufacture and process our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects;
●	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

●	the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales. Our third-party manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters; and
●	our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. We do not currently have arrangements in place for redundant supply of DANYELZA and omburtamab and we only currently use a different single third-party manufacturer for fill-and-finish services for DANYELZA and omburtamab. If our current contract manufacturers cannot perform as agreed, we may be required to replace those manufacturers and we may incur added costs and delays in identifying and qualifying any such replacement. We have been informed that the FDA plans to visit and inspect the site of EMD Millipore Corporation (now part of the Merck KGaA group of companies), or EMD/Merck, in Martillac, France, where the omburtamab drug substance is manufactured and Vela Labs, GmbH, in Austria where an analytical release test of omburtamab drug substance is performed. We estimate that the FDA inspection may occur in the fourth quarter of 2022 assuming the FDA accepts the omburtamab BLA submission. However, if the FDA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition. The FDA may also decide to inspect the fill and finish site at Patheon/Thermo Fisher in Ferentino, Italy, which may cause similar risks. We also expect EMA to require an inspection of the manufacturing facilities for omburtamab due to our MAA submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all. In addition, if the EMA is not able to timely conduct an inspection for any reason, including due to COVID 19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain MAA approval on a timely basis or at all.

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

Currently, MSK is conducting clinical trials to address pediatric high-risk NB and relapsed osteosarcoma using DANYELZA. We are also conducting clinical trials at MSK for CNS/LM from NB, DIPG and DSRCT for our omburtamab product candidate and GD2 positive tumors for our nivatrotamab product candidate. Under the terms of the MCTA, we are obligated to pay for costs associated with these clinical trials.

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

Our existing agreements with MSK may be subject to termination by MSK upon the occurrence of certain circumstances. If MSK terminates the MSK License, the MSK CD33 License, the SADA License Agreement or its other agreements with us, commercialization of any approved product, such as DANYELZA, or the research and development of the relevant product candidates would be suspended, and we would vnot be able to research, develop, and license our existing and future product candidates as currently contemplated. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Switching or adding third parties to conduct our clinical trial would involve substantial costs and delays and require extensive management time and focus, which can materially impact our ability to meet our desired clinical development timelines.

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

As we further develop our lead product candidates and following potential approval, commercialize our products, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and territories. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Finally, in May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Risks related to government regulation; market approval and other legal compliance matters

In October 2020 we received a Refusal to File letter from the FDA regarding our BLA for omburtamab. We plan to resubmit the BLA. The FDA retains discretion to decide again not to file our BLA for omburtamab which could have a material adverse impact on our development and approval process for omburtamab.

We initiated submission of a BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. The reason for the FDA’s Refusal to File was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues and have discussed the adequacy of the external control reanalysis and supporting data to demonstrate direct anti-tumor effect for a BLA resubmission. We are in the process of preparing a resubmission of the BLA for omburtamab by the end of the first quarter of 2022.

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

Additionally, as part of the FDA approval process, the FDA requires an inspection of the manufacturing facilities for omburtamab. If the FDA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all. We estimate that the FDA inspection may occur in the fourth quarter of 2022 assuming the FDA accepts the omburtamab BLA for filing, however, if the FDA is not able to timely conduct an inspection for any reason including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain BLA approval on a timely basis or at all.

We expect EMA to require an inspection of the manufacturing facilities for omburtamab due to our MAA submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in substantial compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all. In addition, if the EMA is not able to timely conduct an inspection for any reason including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain MA approval on a timely basis or at all. Delays in the approval process or our inability to obtain approval for any reason for omburtamab or any other product candidate would have a material adverse effect upon our business, results of operations and financial condition.

Even if we complete the necessary non-clinical studies and clinical trials, the FDA regulatory approval process is lengthy, time-consuming, and inherently unpredictable, and we or any of our potential future collaborators may experience significant delays in the clinical development and regulatory approval, if any, for the commercialization of our product candidates. To date, we have only obtained regulatory approval to market DANYELZA in the United States for relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow. We cannot predict when or if, and in which other territories, we, or any of our potential future collaborators, will obtain marketing approval to commercialize a product or product candidate.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA as we did for DANYELZA for relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow. We intend to conduct additional clinical trials in the United States and Europe. We intend to discuss with the FDA submission of BLAs for respective approval of DANYELZA and omburtamab as treatments for additional indications that currently lack FDA-approved treatments.

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

The EMA or comparable foreign regulatory authorities, may disagree with our regulatory plans, including our plans to seek conditional marketing authorization, and we may fail to obtain regulatory approval of DANYELZA, omburtamab or our product candidates, which would prevent DANYELZA, omburtamab or our product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States, such as the approval of DANYELZA, would not assure approval of our product candidates in foreign jurisdictions.

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

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product may be entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The corresponding exclusivity period is 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for ODD or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

Once marketing approval has been granted, such as for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain postmarketing requirements and commitments, including a confirmatory postmarketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory postmarketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, or overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of January 1, 2022 we have enrolled 73 patients and we anticipate completing the study no later than March 31, 2027. Other requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

In Europe, the collection and processing of personal data—including health data—is governed by the European Union-wide General Data Protection Regulation, or GDPR. GDPR applies to us through the activities of our wholly-owned subsidiary Y-mAbs Therapeutics A/S, and also to most businesses, regardless of location, that provides goods or services to residents in the EU, which includes our clinical trial activities in European Union Member States. The GDPR imposes operational requirements for processors and controllers of personal data, including, for example, special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, mandatory data breach notification requirements and higher standards for controllers to demonstrate that they have obtained valid consent for certain data processing activities. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. The GDPR provides that European Union Member States may make their own further laws and regulations related to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition. We are also subject to evolving and strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with European Union data protection laws may result in fines and other administrative penalties, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated.

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

Our radioimmunotherapy product candidates have very limited shelf lives that make them susceptible to damage and loss, which could adversely affect our business, financial condition and operating results.

Our radioimmunotherapy product candidates have very limited shelf life once radiolabelled with radioactive elements. These product candidates require reliable transportation or radiolabelling production facilities located in close proximity to their final customers to avoid spoilage, damage and/or loss. The failure of third parties with whom we contract to deliver these product candidates within the scope of their limited shelf lives could result in the loss of a given shipment and the sales associated with it. Any delay in shipment results in a loss of the radioactive dose as a result of radioactive decay, with the risk that the entire useful dose may be lost. Moreover, since each order is made individually and delivered with dedicated transportation in compliance with local regulations applicable to the delivery of radioactive materials, we do not have readily available replacements to substitute for a lost delivery if circumstances beyond our control, such as delays or problems caused by weather changes or a failure in the transportation system operated by third parties that we hire, prevent the timely delivery of a batch, or if our facilities fail to distribute the ordered batch in a timely fashion in accordance with specifications. Such losses or failures could have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to license agreements with MSK, MIT and others, pursuant to which we in-license key patent and patent applications for our product candidates, products and related proprietary technologies. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach a license agreement, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In addition, any claims asserted against us by our licensors may be costly and time-consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2021 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2021 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

There is also a risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents. Similar considerations pertain to patents granted outside of the United States, for which the validity, enforceability and/or scope of protection may be influenced by changing national and/or international legal principles.

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

Risks related to employee matters and managing growth

We depend heavily on our executive officers and consultants. Our future success depends on our ability to retain our senior management and other key executives and to attract, retain and motivate qualified personnel. The loss of their services could materially harm our business.

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

As of December 31, 2021, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 35.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Utilization of net operating loss carry forwards depends on many factors, including our future income, which cannot be assured, and the impact of the Tax Reform Bill. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have performed an analysis of our Section 382 ownership changes through March 31, 2021. Due to the large annual limitation, we believe that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,713,534 shares of common stock outstanding as of February 22, 2022. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of February 22, 2022 holders of approximately 2,550,348 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

Our operating results have fluctuated in the past, and we believe they will continue to do so in the future. Our operating results may fluctuate due to the level of success of our commercial efforts, as well as the variable nature of our operating expenses as a result of the timing and magnitude of expenditures. In one or more future periods, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline.

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

We plan to seek regulatory approval of our product candidates outside of the United States, and submitted a MAA for omburtamab to EMA in April 2021 for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG and Adium. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including local transfer pricing regulations and withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA, or OFAC, Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

Our operations, and those of our third party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, cyber security attacks and other natural or man made disasters or business interruptions, for which we are predominantly self insured, and other severe hazards or global health crises, such as an outbreak of Ebola or the ongoing global COVID 19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our DANYELZA and our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Damage or extended periods of interruption to our third party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the regulations of the FDA, the EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, the EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. As we have obtained FDA approval of DANYELZA and have begun commercializing DANYELZA in the United States, our exposure under such laws has increased significantly, and our costs associated with compliance with such laws have increased significantly and are likely to continue to increase. These laws impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock. Also, the volatility of our stock price may adversely affect our ability to attract equity funding in the future on reasonable terms or at all.

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $6.50 per share and as high as $55.22 per share through February 22, 2022. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it. Further, as a result of this volatility it may be difficult for us to attract new equity investments in the Company, including to carry out public offerings of our common stock, on terms we consider reasonable or at all.

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch and commercialize DANYELZA and any other product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products and product candidates;

●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our products and product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our products, product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions and investor sentiment in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our inability to operate controls effectively could cause material weaknesses in our internal control over financial reporting in the future. An adverse report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in future years, by our independent registered public accounting firm could have a material adverse impact on our company and financial statements and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.

Increasing stakeholder environmental, social and governance, or ESG, expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, and reputation, financial outlook, cost of capital, supply chain and production continuity, which may impact our ability to achieve our business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our third party providers or otherwise could negatively impact our business.

Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting in, and may continue to result, in certain natural disasters and adverse weather events, such as droughts, wildfires, storms, sea-level rise and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute or to work from home effectively. Government failure to address climate change in line with the Paris Agreement could result in greater exposure to economic and other risks from climate change and impact our ability to achieve our goals.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.          PROPERTIES.

Our corporate headquarters are located in New York, New York, where we currently lease 4,312 square feet pursuant to a lease agreement dated as of January 10, 2018, which expires five years from the date we first began to occupy the premises. In addition, we lease 4,783 square feet of combined office and laboratory space located in Nutley, New Jersey pursuant to a lease agreement dated as of February 11, 2019, as amended, which expires on February 10, 2024.

Our wholly owned Danish subsidiary, Y-mAbs Therapeutics A/S, leases approximately 29,288 square feet of office space in Hørsholm, Denmark pursuant to a lease agreement dated September 26, 2021, which commenced on November 1, 2021. The new lease is expected to last for 48 months. We at our discretion have the ability to terminate a portion of the lease on June 1, 2022.

We believe that suitable additional or alternative space for both our U.S. and Danish locations would be available as required in the future on commercially reasonable terms.

ITEM 3.          LEGAL PROCEEDINGS.

We have been named a nominal defendant in a lawsuit instigated by a stockholder against our Chairman of the Board and President, Mr. Thomas Gad, seeking to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, we have been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. We have assessed the proceedings and do not believe that it is probable that a gain or a liability will be realized by us. As a result, we did not record any loss or gain contingencies for this matter.

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

On February 22, 2022, the last reported sale price for our common stock on The Nasdaq Global Select Market was $7.89 per share.

Holders of Our Common Stock

As of February 22, 2022 there were 9 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Stock Price Performance Graph

The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 21, 2018 (the first date that shares of our common stock were publicly traded) through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 21, 2018, and it assumes reinvestments of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock performance.

	9/21/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Y-mAbs Therapeutics, Inc	$100.00	$84.75	$130.21	$206.29	$67.54
Nasdaq Composite	$100.00	$83.08	$112.34	$161.37	$195.88
Nasdaq Biotechnology	$100.00	$81.58	$101.49	$127.56	$126.75

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities that were not registered under the Securities Act:

In April 2021, 42,800 shares of our common stock were vested pursuant to a stock grant agreement entered into in connection with the entry into the SADA License Agreement in April 2020. The issuance did not result in proceeds to the Company.

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

None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning ten percent (10%) or more of our common stock or to any of our affiliates, and we have not used any of the net proceeds from the public offerings to make payments, directly or indirectly, to any such persons.

We have invested the net proceeds from the public offerings in cash and cash equivalents. There has been no material change in our planned use of proceeds as described in our final prospectus filed pursuant to Rule 424(b)(5) under the Securities Act with the SEC on February 18, 2021.

As of December 31, 2021, we had cash and cash equivalents of $181.6 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.          [Reserved]

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

Our only approved drug DANYELZA® (naxitamab-gqgk) was approved by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping the product in February 2021.

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

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues, and had a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022. We are in the process of preparing a resubmission of the BLA and we aim for resubmission of the BLA for omburtamab by the end of the first quarter of 2022. However, we can provide no assurance that we will be successful in resubmitting our BLA for omburtamab in this timeline or that omburtamab will ultimately receive FDA approval.

Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have two omburtamab follow-on product candidates.

We are advancing a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the smallest binding affinity necessary to recruit T cells. We have successfully opened an investigational new drug application, or IND, for our Phase 2 trial with nivatrotamab, our GD2 BsAb product candidate, in Small Cell Lung Cancer, or SCLC. In addition a Phase 1/2 trial with nivatrotamab, for the treatment of refractory GD2 positive adult and pediatric solid tumors is ongoing. We are also advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, for which we have filed an IND and expect clinical trials to be initiated by the middle of 2022. We are advancing a pipeline of other novel BsAbs through late pre-clinical development. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion.

Based on the SADA technology, we are using our proprietary radioimmunotherapy SADA platform to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA constructs and have filed and IND for GD2-SADA in December 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, and revenues generated from DANYELZA and license revenues.

On February 22, 2021, we completed our most recent public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from this offering of $115.0 million, with aggregate net proceeds of approximately $107.7 million after deducting underwriting discounts and commissions and offering expenses.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation for a purchase price of $105 million. We were obligated to pay, and paid 40% of the net proceeds from the sale of the PRV to MSK as required under the terms of the MSK license. We intend to use the remaining proceeds to fund further research and development and other operational programs. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and was recognized as part of “Other Income, Net” in the Consolidated Statements of Net Loss and Comprehensive Loss for the year ended December 31, 2021. Upon the potential FDA approval of omburtamab, we expect to receive another PRV, and upon monetization thereof we will be obligated to pay 33% of the net proceeds from such sale to MSK.

As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $340.5 million and $285.2 million, respectively. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, our net loss was $55.3 million, $119.3 million, and $81.0 million, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase significantly as we:

•continue to advance our lead product candidates through the regulatory approval process both in the U.S. and internationally;

•continue to advance our other product candidates through pre clinical and clinical development;

•continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;

•initiate pre clinical studies and clinical trials for any additional product candidates we identify;

•develop, maintain, expand and protect our intellectual property portfolio;

•hire additional research, sales force, commercialization, clinical and scientific personnel; and

•incur additional costs associated with operating as a public company, including expanding our operational, finance and management teams.

In August 2015, we entered into a license agreement, or the MSK License, with MSK pursuant to which we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due to MSK either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we owe MSK customary royalties on commercial sales of our approved products. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the year ended December 31, 2021, we made a payment in the amount of $1.0 million to MSK and MIT under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the following three years.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non refundable but are creditable against royalty payments otherwise due under the SADA License

Agreement. As of December 31, 2021, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for such royalties at December 31, 2021.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Sales based milestones payments, totaling $23,750,000, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company may make sales-based milestone payments in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

These MSK agreements are important to our business. For a more detailed discussion of the terms and conditions of certain of these agreements, see NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS.

For DANYELZA, and for any other product candidates for which we obtain regulatory approval, if any, we expect to incur significant milestone costs, as well as commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may continue to fund our operations through public or private equity or debt financings or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates. Because of the numerous risks and uncertainties associated with the development of our existing product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is uncertain, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us and could have a negative impact on our financial condition.

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

The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the COVID-19 pandemic, the emergence of new variants of the virus such as the Delta and Omicron variants and the actions to contain the coronavirus or treat its impact, among others. We have taken precautionary measures intended to help minimize the risk of the virus to our employees which could negatively affect our business. To date, the COVID-19 pandemic has caused slower initiation of new clinical trials and a fluctuating rate of recruitment for ongoing clinical trials, which has marginally delayed our clinical development activities and thereby postponed certain accompanying costs. The aggregate impact of the coronavirus has not been significant to the Company.

We cannot presently predict the scope and severity of the potential future shutdowns or disruptions of vendors and other businesses and government agencies, such as Securities and Exchange Commission, or SEC, the FDA or other domestic and international regulatory authorities.

Components of Our Results of Operations

Product Revenue

Product revenue consists of sales of DANYELZA.

License Revenue

License revenue consists of payments received for the licensing rights to DANYELZA and omburtamab. Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for additional details.

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA and omburtamab or any future product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;
●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the terms and timing of regulatory approvals, including the timing of our BLA and MAA submissions and their acceptance;
●	the receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA, the EMA or any other non-U.S. regulatory authority;
●	any requirement by the FDA, the EMA or any other non-US regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the success of commercialization of approved products.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, the EMA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development. We may also never succeed in achieving regulatory approval for omburtamab or any other product candidates we may develop.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of employee related expenses, including salaries, bonus, benefits, and stock-based compensation expenses for personnel in executive, commercial, finance and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses or cost of goods sold, legal fees relating to corporate matters, and fees for patent, accounting, tax, and consulting services.

We anticipate that our selling, general, and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of additional product candidates and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and the SEC requirements, director and officer insurance costs and investor and public relations costs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA®, for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License Agreement, we retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. As a result, we received net proceeds from this sale of $62.0 million. The transaction closed on January 21, 2021 when the substantive closing conditions included within the agreement were resolved.

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

License Revenue

To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the company assesses the goods or services promised within each contract, determine those that are performance obligations, and assesses whether each promised good or service is distinct. The company then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third parties for CMOs and CROs and additional product development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License Agreement based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

We prepare and file tax returns based on our interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining our tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we will report a liability for unrecognized tax benefits resulting from any uncertain tax positions taken or expected to be taken on a tax return.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. Historically, we have been a private company and lack company-specific historical and implied volatility information for our shares. Therefore, we estimate our expected share price volatility based on a combination of the historical volatility of a group of publicly-traded peer companies and the historical volatility of the Y-mAbs share price, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future.

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of the granted stock options were as follows:

●	Risk-free interest rate: The risk-free interest rate assumption is based on the U.S. Treasury instruments whose terms were consistent with the expected option term of our stock options.
●	Expected Dividend Yield: The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Consequently, we used an expected dividend of zero.
●	Expected Volatility: The expected stock price volatility is estimated by taking the average historic price volatility of the share price of our common stock and industry peers, and adjusting for differences in life cycle and financing leverage. Our industry peers consist of several public companies in the biopharmaceutical industry.
●	Expected Term: We determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. We expect to continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Results of Operations

Comparison of the Years  Ended December 31, 2021, 2020, and 2019

The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended
	December 31,			Amount Change		Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019

	(in thousands)			(in thousands)
REVENUES
Product revenue, net	$32,897	$—	$—	$32,897	$—%	N/A	%	-
License revenue	2,000	20,750	—	(18,750)	20,750	(90)		N/A
Total revenues	34,897	20,750	—	14,147	20,750	68		N/A
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,304	—	—	2,304	—	N/A		-
Licensing royalties	210	2,203	—	(1,993)	2,203	(90)		N/A
Research and development	93,245	93,697	63,492	(452)	30,205	(0)		48
Selling, general, and administrative	54,571	44,785	19,512	9,786	25,273	22		130
Total operating costs and expenses	150,330	140,685	83,004	9,645	57,681	7		69
Loss from operations	(115,433)	(119,935)	(83,004)	4,502	(36,931)	(4)		44
OTHER INCOME, NET
Gain from sale of priority review voucher, net	62,010	—	—	62,010	—	N/A		-
Interest and other income / (loss)	(1,852)	598	1,976	(2,450)	(1,378)	(410)		(70)
NET LOSS	$(55,275)	$(119,337)	$(81,028)	$64,062	$(38,309)%	(54)%		47

Revenues

We launched DANYELZA in February 2021 and recorded $32.9 million in net product revenues for the year ended December 31, 2021. Please refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. We had no product revenues for the year ended December 31, 2020 and 2019 as no products had been approved for sale during those periods.

In addition, we recorded $2.0 million in license revenues for the year ended December 31, 2021 attributable to outlicensing DANYELZA and omburtamab in Latin America. As part of this license agreement, we received a nonrefundable up-front fee of $2.0 million for the transfer of the license and know-how related to the indications. We recognized the revenue as we determined the license to be distinct from other promises within the arrangement.

License revenue was $20.8 million for the year ended December 31, 2020 and was attributable to outlicensing DANYELZA and omburtamab in Greater China and Israel. As part of these agreements, we received nonrefundable up-front fees of $20.8 million for the transfer of the license and know-how related to the product indications. We recognized the revenue as we determined the license to be distinct from other promises within the arrangement.

We had no license revenue for the year ended December 31, 2019.

Cost Of Goods Sold

We began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $2,304,000 for the year ended December 31, 2021. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses. This resulted in inventory being sold during the year ended December 31, 2021 for which a portion of the costs had been previously expensed prior to FDA approval. We expect this to continue to impact the cost of goods sold through 2022 as remaining pre-FDA approval inventory is sold to customers. In addition, we expensed $1.2 million of minimum royalties related to DANYELZA sales prior to commercial launch which are fully creditable against earned royalties in future periods. If we had not previously expensed costs to manufacture inventory nor previously expensed minimum royalties, our cost of goods sold would have been approximately $3,924,000.

We had no cost of goods sold for the year ended December 31, 2020 and 2019, as no products had been approved for sale during those periods.

Licensing Royalties

For the year ended December 31, 2021, the Company incurred licensing royalty expenses of $210,000 related to licensing revenues which is included in Licensing Royalties on the Consolidated Statements of Net Loss and Comprehensive Loss.

Licensing royalty expenses were $2.2 million for the year ended December 31, 2020 and was attributable to licensing royalties owed related to the Sciclone and Takeda agreements discussed in Revenue above.

The Company did not have any licensing royalty expenses for the year ended December 31, 2019.

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

	Year Ended
	December 31,			Amount Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019

	(in thousands)			(in thousands)
Outsourced manufacturing	$35,599	$29,406	$30,478	$6,193	$(1,072)
Clinical trials	10,096	6,163	5,870	3,933	293
Outsourced research and supplies	12,248	17,034	15,466	(4,786)	1,568
Milestones and license acquisition costs	10	13,314	75	(13,304)	13,239
Personnel costs	17,599	13,339	6,512	4,260	6,827
Professional and consulting fees	2,663	2,789	1,686	(126)	1,103
Stock-based compensation	7,402	7,572	1,002	(170)	6,570
Other	7,628	4,080	2,403	3,548	1,677
	$93,245	$93,697	$63,492	$(452)	$30,205

Research and development expenses were $93.2 million and $93.7 million for the year ended December 31, 2021 and 2020, respectively. The decrease of $0.5 million was primarily due to a decrease in outsourced research and supplies costs of $4.8 million arising from regulatory affairs expenses incurred for the BLA submissions for naxitamab and omburtamab in 2020; and $13.3 million decrease in milestones and license acquisition costs related to the SADA agreement, comprised of an upfront payment of $2.0 million, $3.3 million associated with equity issuances to MSK/MIT, $7.4 million for the issuance of shares to two non-employees, and $0.6 million for milestones, which were recognized during the period ending December 31, 2020 when we concluded the payment of such milestone was probable.

These decreases were partially offset by increases in outsourced manufacturing of $6.2 million as a result of increased clinical batch production for omburtamab, naxitamab, GD2-SADA and CD33-BsAb; clinical trial costs of $3.9 million driven by increased projects and patients; consulting service and software expenses of $1.2 million, and expenses for premises of $1.4 million. In addition, personnel costs recognized in research and development include salary, benefits and non cash stock based compensation, and increased by $4.1 million due to increased headcount.

Research and development expenses were $93.7 million and $63.5 million for the year ended December 31, 2020 and 2019, respectively. The increase of $30.2 million was primarily due to the $13.2 million increase in milestones and license acquisition cost related to the SADA agreement noted above. Outsourced services and supplies costs increased by $1.6 million for the year ended December 31, 2020, primarily due to charges from MSK and CROs related to DANYELZA and our lead product candidate omburtamab. Personnel costs related to our research activities increased by $13.4 million for the year ended December 31, 2020. The increase includes $4.8 million in stock-based compensation for a non-employee consultant who assisted with a development program. Professional and consulting fees increased by $1.1 million for the year ended December 31, 2020.

Selling, general, and Administrative Expenses

Selling, general, and administrative expenses were $54.6 million and $44.8 million for the year ended December 31, 2021 and 2020, respectively. The increase of $9.8 million in selling, general, and administrative expenses was primarily attributable to a $8.9 million increase in employee related costs, including salary, benefits and non cash stock based compensation.

Selling, general, and administrative expenses were $44.8 million and $19.5 million for the year ended December 31, 2020 and 2019, respectively. The increase of $25.3 million in general, and administrative expenses was primarily attributable to a $12.7 million increase in commercial expense incurred in conjunction with building up the sales and marketing infrastructure for the launch of DANYELZA and the potential launch of omburtamab; and a $8.9 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities. In addition, compared with 2019, insurance expenses increased by $2.1 million, and professional fees increased by $2.1 million in 2020.

Other Income, Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, Y-mAbs retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and the Company recognized a net gain of $62.0 million during the year ended December 31, 2021 related to the sale of the PRV. There were no PRV sales in 2020 or 2019.

Interest and other income/loss for the year ended December 31, 2021 was a loss of $1.9 million as compared to a gain of $0.6 million for the year ended December 31, 2020. Our interest and other income/loss decreased by $2.5 million due to a decrease in interest rates and increased foreign currency exchange losses incurred in the current period.

Interest and other income for the year ended December 31, 2020 was $0.6 million as compared to $2.0 million for the year ended December 31, 2019. Our interest income decreased by $1.4 million due to a decrease in interest rates and foreign currency exchange losses.

Liquidity and Capital Resources

Overview

The Company has incurred annual losses since inception, and expects to continue to incur increasing net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, and have started generating revenue from this product’s sales in 2021. As of December 31, 2021 and 2020, we had cash and cash equivalents of $181.6 million and $114.6 million, respectively. We may need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation in a transaction that closed in January 2021 based on an agreed valuation of $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

For an analysis of the type of contractual obligation and the relevant time periods for the related cash requirements of such obligations which may have a material impact on out liquidity and capital resources see the section herein entitled “Contractual Obligations and Commitments”.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019:

	Year Ended December 31,			Amount Change		Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019

	(in thousands)			(in thousands)
Cash used in operating activities	$(102,556)	$(91,231)	$(73,497)	$(11,325)	$(17,734)%	12%	24
Cash provided by / (used in) investing activities	61,043	(2,785)	(1,965)	63,828	(820)	(2,292)	42
Cash provided by financing activities	108,314	2,004	134,704	106,310	(132,700)	5,305	(99)
Effect of exchange rates on cash and cash equivalents	129	(490)	23	619	(513)	(126)	(2,230)
Net increase / (decrease) in cash and cash equivalents	$66,930	$(92,502)	$59,265	$159,432	$(151,767)%	(172)%	(256)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $102.6 million during the year ended December 31, 2021, as compared to $91.2 million during the year ended December 31, 2020. The $11.3 million increase in net cash used in operations was primarily due to changes of working capital which increased $10.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. In addition, non-cash expenses included stock based compensation that increased by $5.5 million, which was partially offset by a decrease in loss from operations of $4.5 million.

Net cash used in operating activities was $91.2 million during the year ended December 31, 2020, as compared to $73.5 million during the year ended December 31, 2019. The $17.7 million increase in net cash used in operations was primarily due to an increase in our net loss for the year ended December 31, 2020 of $38.3 million, compared to the year ended December 31, 2019. This increase was primarily due to an increase in our operating expenses in connection with the development of our lead product candidates, DANYELZA and omburtamab, and the expansion of our other business activities. Non cash expenses included stock based compensation to employees and non-employees, which increased by $20.6 million. Adjustments of working capital reflect an increase of $0.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $61.0 million for the year ended December 31, 2021, as compared to net cash used in investing activities of $2.8 million for the year ended December 31, 2020. The change of $63.8 million was primarily caused by $62.0 million in net proceeds received from the sale of our priority review voucher received from the FDA upon the approval of DANYELZA, partially offset by $0.3 million resulting from the acquisition of intangible assets and $0.5 million of investment in property and equipment during the year ended December 31, 2021. Net cash used in the year ended December 31, 2020 included loans to inventors of $2.6 million. There were no similar loans made by the Company during the year ended December 31, 2021.

Net cash used in investing activities was $2.8 million for the year ended December 31, 2020, as compared to $2.0 million for the year ended December 31, 2019. The $0.8 million increase in net cash used in investing activities was primarily caused by $2.6 million in loans to two researchers related to their individual tax payments due in conjunction with stock grant, refer to Note 10—STOCKHOLDER’S EQUITY. The increase was partially offset by decreased spending on laboratory equipment in 2020 as our New Jersey laboratory facilities were finalized in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $108.3 million for the year ended December 31, 2021, as compared to $2.0 million for the year ended December 31, 2020. The increase of $106.3 million was primarily due to the net proceeds of $107.7 million received from the public offering in February 2021, partially offset by net proceeds from exercised stock options, which decreased by $1.4 million from 2020 to 2021.

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

Funding Requirements

We expect our expenses to increase as we continue to expand our commercialization efforts for DANYELZA, continue the development of omburtamab, and advance our BLA resubmission for omburtamab. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any additional product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation for $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining net proceeds of $62.0 million to fund further research and development and other operational programs.

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

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS of our enclosed financial statements.

Contractual obligations as of December 31, 2021 are related to payments of operating leases for a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, and our office spaces at our corporate headquarters in New York, New York, a laboratory space located in Nutley, New Jersey, and Hørsholm, Denmark. Our obligations and commitments are disclosed in the contractual obligations table below:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years

Operating Lease Commitments	$3,973,000	$1,953,000	$2,020,000
Total	$3,973,000	$1,953,000	$2,020,000

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the MSK CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the MSK CD33 License, the SADA License or the MabVax License. We have entered sublicenses with SciClone and Takeda in 2020 and Adium in 2021 as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the MSK CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $181.6 million and $114.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at December 31, 2021. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner, or DKK, the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents denominated in DKK of $0.9 million and $(0.5) million, respectively, and an immediate 10% change in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Y-MABS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Y-mAbs Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Y-mAbs Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of net loss and comprehensive loss, of changes in stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recognition of Research and Development Costs related to Clinical Milestones under the SADA arrangement

As described in Note 3 to the consolidated financial statements, the Company has a liability for research and development costs in connection with SADA licensing milestones of $0.6 million as of December 31, 2021, as management deemed these milestones probable of occurring. The remaining clinical milestones of $4.1 million were determined to not be probable as of December 31, 2021. Management records clinical milestone payments when the achievement of the milestones or payment of the milestones is deemed probable, and the amount of the payment is reasonably estimable. As it relates to clinical milestone payments under the SADA agreement, those may become due and payable with the passage of time whether or not the milestones have actually been met. When evaluating whether milestones should be recognized under the SADA agreement, management uses its collective clinical experience across the Company to determine the likelihood of achievement, as well as the current stage of the compounds under development, and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, the time expected to complete certain development activities, each party’s termination right under the license agreements, invoices received and contracted costs when evaluating whether the clinical milestones should be recognized in each reporting period.

The principal considerations for our determination that performing procedures relating to recognition of research and development costs related to clinical milestones under the SADA agreement is a critical audit matter are (i) the significant judgment by management when evaluating whether clinical milestones are probable and determining the related research and development costs to accrue in the reporting period and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to whether the achievement or payment of the milestones was probable and the amount of the payments was reasonably estimable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of research and development costs for milestone payments, including controls relating to the monitoring of subsequent achievement of milestones. These procedures also included, among others (i) testing management’s process for determining the research and development costs to accrue in the reporting period related to milestone payments; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) evaluating the appropriateness of the methodology; and (iv) evaluating the reasonableness of management’s assumptions used in the estimate. Evaluating the reasonableness of assumptions used in the estimate involved assessing management’s ability to reasonably estimate milestone payments becoming probable by (i) obtaining supporting evidence for expected development activities and current stage of the compounds under development; (ii) evaluating the consistency of the assumptions with the underlying contractual terms of the arrangements, development plans, and budgets; (iii) performing a comparison of the estimated length of time to complete preclinical and clinical studies for similar compounds or technologies; and (iv) reading communications from stakeholders on the development of the compounds.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 1, 2022

We have served as the Company's auditor since 2017.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,564	$114,634
Accounts receivable, net	7,712	—
Inventories	5,512	—
Other current assets	7,473	7,729
Total current assets	202,261	122,363
Property and equipment, net	1,847	1,825
Operating lease right-of-use assets	3,842	4,569
Intangible assets, net	1,663	—
Other assets	3,170	3,290
TOTAL ASSETS	$212,783	$132,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$13,552	$9,372
Accrued liabilities	12,540	8,197
Operating lease liabilities, current portion	1,783	1,966
Total current liabilities	27,875	19,535
Accrued milestone and royalty payments	2,100	2,695
Operating lease liabilities, long-term portion	1,851	2,013
Other liabilities	851	1,968
TOTAL LIABILITIES	32,677	26,211
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; 43,694,716 and 40,688,447 shares issued at December 31, 2021 and December 31, 2020, respectively	4	4
Additional paid in capital	519,206	391,558
Accumulated other comprehensive income /(loss)	1,371	(526)
Accumulated deficit	(340,475)	(285,200)
TOTAL STOCKHOLDERS’ EQUITY	180,106	105,836
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,783	$132,047

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In thousands, except share and per share data)

	For the year ended December 31,
	2021	2020	2019

REVENUES
Product revenue, net	$32,897	$—	$—
License revenue	2,000	20,750	—
Total revenues	34,897	20,750	—
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,304	—	—
Licensing royalties	210	2,203	—
Research and development	93,245	93,697	63,492
Selling, general, and administrative	54,571	44,785	19,512
Total operating costs and expenses	150,330	140,685	83,004
Loss from operations	(115,433)	(119,935)	(83,004)
OTHER INCOME, NET
Gain from sale of priority review voucher, net	62,010	—	—
Interest and other income / (loss)	(1,852)	598	1,976
NET LOSS	$(55,275)	$(119,337)	$(81,028)
Other comprehensive income / (loss)
Foreign currency translation	1,897	(576)	43
COMPREHENSIVE LOSS	$(53,378)	$(119,913)	$(80,985)
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(2.97)	$(2.30)
Weighted average common shares outstanding, basic and diluted	43,181,808	40,118,537	35,183,488

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2018	34,193,666	$3	$225,352	$7	$(84,835)	$140,527
Issuance of common stock to investors, net of issuance costs	5,134,750	1	134,703	—	—	134,704
Issuance of common stock to nonemployees	400,000	—	—	—	—	—
Stock-based compensation expense	—	—	4,657	—	—	4,657
Foreign currency translation	—	—	—	43	—	43
Net loss	—	—	—	—	(81,028)	(81,028)
Balance December 31, 2019	39,728,416	$4	$364,712	$50	$(165,863)	$198,903
Exercise of stock options	299,706	—	2,004	—	—	2,004
Issuance of common stock to nonemployees	656,896	—	8,707	—	—	8,707
Stock-based compensation expense	3,429	—	16,135	—	—	16,135
Foreign currency translation	—	—	—	(576)	—	(576)
Net loss	—	—	—	—	(119,337)	(119,337)
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878	—	107,725	—	—	107,725
Exercise of stock options	190,492	—	589	—	—	589
Stock-based compensation expense	10,899	—	19,334	—	—	19,334
Foreign currency translation	—	—	—	1,897	—	1,897
Net loss	—	—	—	—	(55,275)	(55,275)
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,275)	$(119,337)	$(81,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	(62,010)	—	—
Depreciation and amortization	782	396	166
Stock-based compensation	19,334	16,135	4,657
Non-cash expense in connection with equity issuance to MSK/MIT	—	1,331	—
Non-cash expense in connection with equity issuance to inventors	—	7,376	—
Foreign currency transactions	1,897	(576)	43
Changes in assets and liabilities:
Accounts receivable, net	(7,712)	—	—
Inventories	(5,512)	—	—
Other current assets	256	(3,848)	(1,158)
Other assets	120	(311)	(182)
Accounts payable	4,180	852	2,617
Accrued liabilities and other	1,384	6,751	1,388
NET CASH USED IN OPERATING ACTIVITIES	(102,556)	(91,231)	(73,497)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(667)	(175)	(1,965)
Acquisition of intangible assets	(300)	—	—
Loans to inventors	—	(2,610)	—
Net proceeds from sale of priority review voucher	62,010	—	—
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	61,043	(2,785)	(1,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	107,725	—	134,704
Proceeds from exercised stock options	589	2,004	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,314	2,004	134,704
Effect of exchange rates on cash and cash equivalents	129	(490)	23
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	66,930	(92,502)	59,265
Cash and cash equivalents at the beginning of period	114,634	207,136	147,871
Cash and cash equivalents at the end of period	$181,564	$114,634	$207,136

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	—	—	$49
Intangible assets acquisition in accrued milestones and royalty payments	$1,500	—	—
Right-of-use assets obtained in exchange for lease obligations	$1,754	$2,679	$901

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

NOTE 2—BASIS OF PRESENTATION

The Company has incurred annual losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in obtaining adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $340,475,000 as of December 31, 2021 and $285,200,000 as of December 31, 2020. Through December 31, 2021, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021.

On February 22, 2021, the Company announced the closing of its public offering of 2,804,878 shares of its common stock, at a public offering price of $41.00 per share, which included the exercise in full of the underwriters' option to purchase 365,853 additional shares of common stock. The aggregate gross proceeds to the Company, before deducting underwriting discounts and commissions and offering expenses payable by the Company, were $115,000,000.

As of December 31, 2021, the Company had cash and cash equivalents of $181,564,000, and as of December 31, 2020 the Company had cash and cash equivalents of $114,634,000. As of the issuance date of the financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents at December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months, irrespective of whether any additional product approvals are obtained.

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

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts nor reversed any allowances during the years ended December 31, 2021, 2020 or 2019.

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of December 31, 2021, the receivables balances from such distributors totaled 99%

of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For DANYELZA, the Company commenced capitalization of inventory at the receipt of FDA approval. Prior to FDA approval, the Company expensed such costs as part of research and development expenses.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred and no reserves were reversed in the years ended December 31, 2021, 2020 or 2019.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$166,729	$—	$166,729
Total	$—	$166,729	$—	$166,729

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$97,302	$—	$97,302
Total	$—	$97,302	$—	$97,302

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

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

Topic 842 also provides practical expedients and certain exemptions for an entity’s ongoing accounting post implementation. The Company currently elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or liabilities, and this includes not recognizing right-of-use assets or liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. The Company has made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. See the Lease Agreements section in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for the related disclosures.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of life of lease or 15 years

Depreciation expense on property and equipment was $645,000, $396,000, and $166,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

ASC 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstance indicate that the carrying amount of an asset or group of assets may not be fully recoverable.

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to net operating loss carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We maintain a full valuation allowance on our deferred tax assets based on cumulative historical and expected losses. If we achieve profitability, we will consider the continued need for such valuation allowance.

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

In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low-Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2021 as a result of GILTI.

Revenue Recognition

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the company assesses the goods or services promised within each contract, determines those that are performance obligations, and assess whether each promised good or service is distinct. The company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments, and we review these estimates quarterly. If actual results vary from our original estimates, we will adjust these estimates quarterly, which would affect net product revenue and earnings in the period such variances become known.

●	Rebates and chargebacks

We contract with United States governmental agencies to ensure that DANYELZA will be eligible for coverage under the various programs administered by the agencies. We estimate the rebates and chargebacks to be provided and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. We develop estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third party consultants regarding the payor mix. Our liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. We do not maintain material levels of inventory in the wholesale or retail channel.

●	Discounts and distribution-related fees

We provide invoice discounts on DANYELZA sales to our distributors for prompt payment and fees for distribution services and invoice discounts reduce the original accounts receivable balances. The payment terms for sales to distributors generally include a 2% discount for prompt payment or fees for distribution services which are based on contractual rates agreed with the respective distributors. Based on historical data and experiences with the distributors, we expect our distributors to earn these discounts and fees and deducts the full amount of these discounts and fees from our gross product revenue at the time such revenues are recognized.

●	Returns

We offer our customers a limited product return rights for damaged, defective, or expiring products. We estimate returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and an establishment of an accrued liability.

License revenue

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd. (“SciClone”) for certain indications of DANYELZA and omburtamab within China. As part of the agreement, we received a nonrefundable up-front fee of $20,000,000 for the transfer of the license and know-how related to the product indications. The Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Accordingly, the full transaction price of $20,000,000 was recognized upon transferring of the license and know-how to SciClone. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. We reevaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and revenue will be recognized. We also considered that the pricing terms for the cost-plus manufacturing and supply terms, included within the arrangement, did not represent a material right to SciClone at inception as the terms reflected stand-alone selling price for similar goods or services.

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

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) to be the exclusive distributor in Latin America of the Company’s antibodies DANYELZA and omburtamab. As part of this agreement, we received and recognized a nonrefundable up-front fee of $2,000,000 for the transfer of the license and know-how related to the product indications during twelve-month period ended December 31, 2021. The Company may also receive regulatory-based milestone payments up to $3,000,000 and is entitled to royalties based upon the net sales generated by Adium related to the product indications in the territory. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. We reevaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and revenue will be recognized.

For the year ended December 31, 2021, revenues of $649,000 were recognized related to these arrangements and no milestones were achieved.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses, the payments to third parties for manufacturing of products in development and clinical research organizations and additional product development payments, and consumables and other materials used in research and development. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from the Company’s estimates. The Company is obligated to make certain milestone and royalty payments in accordance with the contractual terms of its license agreement with MSK based upon the resolution of certain contingencies. The Company records the milestone and royalty payments when the achievement of the milestone or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable. Research and development costs were $93,245,000, $93,697,000, and $63,492,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Additionally, the Company is obligated to make certain royalty and clinical, regulatory and sales-based milestone payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. We record the clinical and regulatory milestone payments when the achievement of the milestones or payment of the milestones is deemed probable, and the amount of the payment is reasonably estimable. As it relates to clinical and regulatory milestone payments under the SADA agreement, those may become due and payable with the passage of time whether or not the milestones have actually been met. When evaluating whether milestones should be recognized under the SADA agreement, the Company uses its collective clinical experience across the company to determine the likelihood of achievement, as well as the current stage of the compounds under development, and estimates the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, the time expected to complete certain development activities, each party’s termination right under the license agreements, invoices received and contracted costs when evaluating whether the clinical milestones should be recognized in each reporting period. We review our assessment each period and make revisions to such estimates as necessary. We recognized research and development costs in connection with SADA licensing milestones of $605,000 for the year ended December 31, 2020 as we deemed them probable of occuring. The Company determined that the achievement of the regulatory milestones under the SADA agreement were not probable given the current stage of the product development. The remaining total clinical milestones of $4,125,000 were determined to not be probable as of December 31, 2021, as detailed in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS.

Patent Costs

The Company expenses the costs of obtaining and maintaining patents as selling, general, and administrative expenses.

Advertising and Promotion Costs

Advertising and promotion costs are included in selling, general, and administrative expenses and were immaterial in the years ended December 31, 2021, 2020, and 2019. Advertising and product promotion costs are expensed as incurred.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on the historical volatility of a group of publicly-traded peer companies. Starting the fourth quarter of 2021, we added a weighting of our own volatility to the estimation with the historical volatility of a group of publicly traded peer companies, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Stock-based compensation costs were $19,334,000, $16,135,000, and $4,657,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Foreign Currency

The financial statements of our international subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates during the period for operating results. Translation gains and losses are included in accumulated other comprehensive income / (loss), net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense, and totaled $1,897,000, $(576,000), and $43,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update affect entities within the scope of Topic 740, Income Taxes, and are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements and related disclosures

In August 2018, the FASB issued Accounting Standards Update No. 2018 -13 (“ASU 2018-13”), Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 allows to remove the reasons for transfer between Level 1 and Level 2 assets, and adds the changes in unrealized gains and losses for recurring level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years with early adoption permitted. The adoption of this standard on January 1, 2020 did not have a material impact on our consolidated financial statements and related disclosures.

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

Upon adoption of the new leasing standards, the Company recognized a lease liability of $1,800,000 and a related right-of-use asset of $1,500,000 with the difference being due to the elimination of previously reported deferred rent. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for futher details.

NOTE 4—PRODUCT REVENUE

The Company’s net product revenues were generated from sales of DANYELZA and totaled $32,897,000 for the year ended December 31, 2021. There were no product sales for the years ended December 31, 2020 and 2019.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of December 31, 2021, the company had recorded accounts receivable allowances of approximately $486,000 and accrued liabilities of $2,615,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in current year	64	4,357	428	4,849
Payments/credits relating to sales in current year	(51)	(1,330)	(367)	(1,748)
Balance, December 31, 2021	$13	$3,027	$61	$3,101

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for year ended December 31, 2021. Two wholesalers accounted for 73.2% and 17.6%, respectively, of our gross product revenue for the year ended December 31, 2021.

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

	Year ended December 31,
	2021	2020	2019

Net loss (numerator)	$(55,275)	$(119,337)	$(81,028)
Weighted-average shares (denominator), basic and diluted	43,182	40,119	35,183
Basic and diluted net loss per share	$(1.28)	$(2.97)	$(2.30)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units (“RSUs”) outstanding totaled 6,716,035 shares as of December 31, 2021, 5,704,246 shares as of December 31, 2020, and 4,005,873 shares as of December 31, 2019, and were excluded because including them would have an anti-dilutive impact.

NOTE 6—INVENTORY

Inventories consist of the following (in thousands):

	As of December 31, 2021
	Raw Material	Work In Progress	Finished Goods	Total

Inventories	$—	$4,741	$771	$5,512

The Company had no inventories as of December 31, 2020 and 2019 and had no inventory amounts written down as a result of excess and obsolescence, lower of cost or net realizable value or other reasons charged to cost of goods sold for the years ending December 31, 2021, 2020 or 2019.

NOTE 7—INTANGIBLE ASSETS

The company’s intangible assets as of December 31, 2021 totaled $1,663,000 and related to capitalized milestone payments made following FDA approval and commercialization of DANYELZA. The intangible asset net book value as of December 31, 2021 is after $137,000 of accumulated amortization. The Company presented intangible assets as of December 31, 2020 within ‘Other Assets’ in the Consolidated Balance Sheets.

NOTE 8—ACCRUED LIABILITIES

Accrued short-term liabilities at December 31, 2021 and December 31, 2020 are as follows (in thousands):

	December 31,	December 31,
	2021	2020

Accrued licensing, milestone and royalty payments	$3,090	$3,608
Accrued clinical costs	915	678
Accrued compensation and board fees	1,877	2,603
Accrued manufacturing costs	2,622	983
Accrued sales reserves	2,615	—
Other	1,421	325
Total	$12,540	$8,197

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

As of December 31, 2021, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements are the MSK License and the CD33 License Agreement. Through a Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax.

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

The patents and patent applications covered by this agreement are directed, in part, to the SADA technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement and in exchange for the licenses granted thereunder, we concluded that the technology acquired under the licensing arrangement had no alternative future use. This conclusion was based on consideration of the rights conveyed under the agreement, extent of further development necessary and presence of uncertainty prior to obtaining regulatory approval for any product. Accordingly, we expensed and paid an upfront payment to MSK and MIT of $1,995,000. During the year ended December 31, 2020, we expensed $3,331,000 associated with stock grants available to MSK and MIT. This includes $1,331,000 related to 42,900 shares of common stock issued to the licensors on the effective date of the agreement based on the fair value of the stock on the grant date and $2,000,000 of future stock grants of which $1,000,000 was paid cash in 2021 with the remaining $1,000,000 to be paid in cash or stock grants at our discretion on the anniversary date of the SADA License Agreement in 2022. These awards survive the potential termination of the licensing arrangement, unless a breach by the licensors occurs. During the year ended December 31, 2020, we expensed $7,376,000 related to 213,996 shares issued to two non-employee researchers based on the fair value of the shares on the grant date. The above expenses were all recorded as research and development expenses. Please reference NOTE 10—STOCKHOLDERS’ EQUITY for additional details. The Company did not occur such expenses for the year ended December 31, 2021.

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

Research and development is inherently uncertain and as described above, should such research and development fail, the SADA License Agreement is cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreement when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. During the twelve months ended December 31, 2020, we expensed $605,000 of milestones under the SADA License Agreement. This includes all time-based milestones coming due within 36 months of the effective date of the agreement as this continues to represent the time period we expect will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement. The Company does not consider any other milestones under the SADA License Agreement to be probable as of December 31, 2021 and 2020.

Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed for accrued milestone and royalty payments are inclusive of obligations under the MSK License, CD33 License Agreement, MabVax License Agreement, and SADA License Agreement, collectively. We have the following significant license agreements and related commitments which include all obligations that have been paid or are accrued as of and for the period ending December 31, 2021, 2020, and 2019 (in thousands):

							Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Cash paid	Expense	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Twelve months	Twelve months	Twelve months	Twelve months	Twelve months	Twelve months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	December	December	December	December	December	December	December	December	December	December
Agreements	2021	2020	2019	2021	2020	2019	2021	2021	2020	2020
MSK	$ 1,480	$ 80	$ 725	$ 1,170	$ -	$ 75	$ 1,486	$ 1,650	$ 305	$ 1,640
CD33	100	—	—	—	—	—	—	450	100	450
MabVax	10	—	600	10	—	—	—	—	—	—
SADA	1,000	2,707	—	—	14,019	—	1,605	—	1,000	1,605

Minimum royalties and certain clinical milestones that become due based upon the passage of time under the CD33 License Agreement, the MabVax Agreement, and SADA Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of December 31, 2021.

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

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and a CD33 sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of two years related to the intellectual property licensed under the CD33 License Agreement; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. During 2021, 2020, and 2019, we incurred research and development expenses of $4,086,000, $4,220,000, and $6,757,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3,617,000 as right-of-use asset and $2,680,000 as lease liability with the difference of $937,000 from certain prepayments and other costs incurred. The Company pays equal monthly installments of approximately $117,000 per month in additional access fees through September 2022 resulting in total payments of $932,000 remaining under the agreement. There are no renewal options in this agreement.

In February 2019, the Company entered into a lease agreement in connection with its 4,548 square feet laboratory in New Jersey. In December 2019, we expanded the space with an additional 235 square feet. The term of the lease is three years from the date the Company occupied the premises, with an option to extend for an additional two years which the Company expects to exercise and has included in the determination of the related lease liability. This lease will be expired on the fourth quarter of 2023. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000.

January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is five years from the date the Company begins to occupy the premises. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

The Company entered a three-year lease agreement for the lease of certain office space in Denmark in February 2018, as amended in November 2018 and February 2019. Additionally, on September 26, 2021, the Company entered into a lease agreement in Denmark to expand the size of its current office space to a total of 29,288 square feet. The lease is payable in monthly installments of approximately $41,000, which are recognized on a straight line basis. The new lease is expected to last for 48 months and commenced on November 1, 2021 when we were provided access to the leased space. The Company at its discretion has the ability to terminate a portion of the lease from June 1, 2022.

Total operating lease costs were $2,608,000, $1,324,000 and $676,000 for the year ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2021, the expenses were recorded as $2,367,000 in research and development expense and $241,000 in selling, general, and administrative expense. During the year ended December 31, 2020, the expenses were recorded as $1,114,000 in research and development expense and $210,000 in selling, general, and administrative expense. During year ended December 31, 2019, the expenses were recorded as $493,000 in research and development expense and $183,000 in selling, general, and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities was $2,216,000, $1,248,000, and $606,000 for year ended December 31, 2021, 2020, and 2019, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at December 31, 2021 and 2020 were as follows (in thousands):

Operating Leases
at December 31, 2021
Years ending December 31,
2022	$1,953
2023	1,025
2024	550
2025	445
Total lease payments	3,973
Less: Imputed interest	(339)
Total operating lease liabilities at December 31, 2021	$3,634

Operating Leases
at December 31, 2020
2021	$2,180
2022	1,593
2023	540
2024	64
Total lease payments	4,377
Less: Imputed interest	(398)
Total operating lease liabilities at December 31, 2020	$3,979

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021, the weighted average remaining lease term is 2.62 years and the weighted average discount rate used to determine the operating lease liability was 6.5%. As of December 31, 2020, the weighted average remaining lease term is 2.18 years and the weighted average discount rate used to determine the operating lease liability was 7.6%.

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

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2021, 2020, and 2019, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are to be common stock, par value $0.0001 per stock, and 5,500,000 of which are to preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company has issued 43,694,716 shares of its common stock as of December 31, 2021, 40,688,447 shares of its common stock as of December 31, 2020, and 39,728,416 shares of its common stock as of December 31, 2019.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of December 31, 2021, 2020, or 2019.

Stock grant agreements with non-employees

In August 2015, we entered into stock grant agreements with certain non-employees of the Company. We agreed to issue a total of 2,800,000 shares to two non-employee researchers who were involved in the development of technology licensed from MSK in consideration for their prior service. The shares are released according to a vesting schedule. A total of 560,000; 448,000; 448,000; 544,000; 400,000 and 400,000 shares, respectively, were issued in each year from 2015 through 2020. The total awards were expensed at its estimated fair value in 2015, as no future service was required to continue to vest in and receive the shares. No future shares will be issued under these awards.

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, during the twelve months ended December 31, 2021, the non-employee researchers vested in an additional 20% of the awards. Therefore, as of December 31, 2021, the two non-employee researchers have vested in 60% of the total grant with the remaining 40% vesting ratably over the next two years on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represented the fair value of the shares on the grant date.

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

There were no shares were issued to non-employees in 2021.

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

NOTE 11—SHARE-BASED COMPENSATION

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

Stock Option Valuation and Restricted Stock Units

During the years ended December 31, 2021, 2020 and 2019, stock-based compensation expenses for stock option grants were $19,032,000, $15,949,000, and $4,581,000, respectively. During 2021, the expenses were recorded as $7,133,000 in research and development expense and $11,899,000 in selling, general, and administrative expense. During 2020, the expenses were recorded as $7,401,000 in research and development expense and $8,548,000 in selling, general, and administrative expense. During 2019, the expenses were recorded as $933,000 in research and development expense and $3,648,000 in selling, general, and administrative expense.

In addition, $302,000 was expensed for restricted stock units in 2021. A total of $269,000 was recorded in research and development expense and $33,000 in selling, general, and administrative expense. In 2020, $186,000 was expensed for restricted stock units. A total of $169,000 was recorded in research and development expense and $17,000 in selling, general, and administrative expense. In 2019, $76,000 was expensed for restricted stock units. A total of $69,000 was recorded in research and development expense and $7,000 in selling, general, and administrative expense.

The total stock based compensation was $19,334,000 in 2021, $16,135,000 in 2020 and $4,657,000 in 2019, respectively.

Stock Option Valuation Activity

The assumptions that the Company used to determine the fair value of the stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Risk-free interest rate	1.31%	0.64%	1.78%
Expected term (in years)	6.3	6.3	6.3
Expected volatility	72.6%	65.0%	60.6%
Expected dividend yield	—%	—%	—%

During the year ended December 31, 2020, the Company recognized $4.8 million in stock-based compensation related to an option grant of 150,000 options to a non-employee consultant for past service and contributions to a development program. No further service is required by the non-employee consultant to obtain the options and therefore the Company recorded the full value of the grant on the date of the grant. During the year ended December 31, 2021, the Company did not occur such expenses for non-employees.

The Company recognizes compensation expense for only the portion of awards that vest.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2020	5,674,100	$22.55	$156,726	7.51
Granted	1,309,000	20.41
Exercised	(190,492)	3.09
Forfeited	(105,480)	38.96
Outstanding and expected to vest at December 31, 2021	6,687,128	$22.43	$26,412	7.21
Exercisable at December 31, 2021	3,872,356	$16.18	$25,802	5.90

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $13.03, $25.40, and $14.92 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on the historical volatility of a group of publicly-traded peer companies. Starting the fourth quarter of 2021, we added a weighting of our own volatility to the estimation with the historical volatility of a group of publicly traded peer companies, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended December 31, 2021.

As of December 31, 2021, we had $46,405,000 unrecognized stock-based compensation expense related to employee stock options that are expected to vest over a period of 2.94 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2020	30,146	$25.45	2.18
Granted	13,919	29.32
Vested	(10,899)	24.82
Forfeited	(4,259)	26.44
Outstanding and expected to vest at December 31, 2021	28,907	$28.04	1.82

As of December 31, 2021, we had $588,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.82 years.

NOTE 12—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, SADA License Agreement, the CD33 License Agreement, MabVax Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $5,266,000, $11,556,000 and $6,832,000 in the years ended December 31, 2021, 2020, and 2019, respectively, for milestones, minimum royalties, research and development costs, and patent activities. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for additional details on our agreements with MSK. As of December 31, 2021, we had a total of $748,000 recorded as accounts payable, $5,443,000 as accrued liabilities, thereby totaling $6,191,000 due to MSK. As of December 31, 2020, we had a total of $833,000 recorded as accounts payable, $7,161,000 as accrued liabilities, thereby totaling $7,994,000 due to MSK.

NOTE 13—INCOME TAXES

Domestic and foreign loss before income taxes are as follows (thousands):

	For The Year Ended December 31,
	2021	2020	2019
United States	$(47,275)	$(119,153)	$(80,598)
Foreign	(8,000)	(184)	(430)
Total	$(55,275)	$(119,337)	$(81,028)

The Company provided no income tax benefits on net losses of $55,275,000, $119,337,000 and $81,028,000 for years ended December 31, 2021, 2020, and 2019, respectively, and maintains a full valuation allowance against its net deferred tax assets.

Current and deferred income taxes (tax benefits) are as follows (thousands):

	For The Year Ended December 31,
	2021	2020	2019
Current income tax
Domestic	$—	$—	$—
Foreign	304	—	—
Total current income taxes (tax benefits)	304	—	—
Deferred income tax
Domestic	—	—	—
Foreign	(304)	—	—
Total deferred income taxes (tax benefits)	(304)	—	—
Total income taxes (tax benefits)	$—	$—	$—

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% for tax years ended December 31, 2021, 2020, and December 31, 2019, respectively, and income taxes provided are set forth below (thousands):

	For The Year Ended December 31,
	2021	2020	2019
Taxes on income at U.S. federal statutory rate	$(11,607)	$(25,061)	$(17,016)
State and local taxes, net of federal tax effects	(5,523)	(3,059)	(11,022)
Effect of rate change	(1,734)	1,647	(22)
Foreign tax rate differential	(80)	(2)	(4)
Valuation allowance	20,978	30,986	33,984
Tax credits	(1,904)	(4,734)	(5,924)
Uncertain tax position	304	—	—
Other	(434)	223	4
Total	$—	$—	$—

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows (thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets/(liabilities):
Acquired intangibles	$4,316	$4,424
Accrued bonus	—	34
Unrealized foreign exchange loss	38	(448)
Accrued royalty	377	284
Stock based compensation	9,222	3,803
Net operating loss carryforwards	88,968	75,711
Tax credit carryforwards	15,050	13,146
ROU asset	(1,015)	(1,068)
Lease liability	960	931
Other	(479)	(357)
Total deferred tax assets/(liabilities)	117,437	96,460
Valuation allowance	(117,437)	(96,460)
Net deferred tax assets/(liabilities)	$—	$—

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

As of December 31, 2021, the Company had U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $290,839,000 and $207,011,000, respectively. The Company also had U.S. federal tax credit carryforwards of $15,050,000 as of December 31, 2021. The federal NOL carryforwards of approximately $29,909,000 will begin to expire from 2035 through 2037. The federal NOL of approximately $260,930,000 can be carried forward indefinitely but limited to offset 80% of taxable income. The State and City NOL and tax credit carryforwards will begin to expire in 2030. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company has performed an analysis of its Section 382 ownership changes through March 31, 2021. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382. The Company also has Danish NOL carryforwards of $59,000, which have an indefinite carryforward period.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.

Changes in the Company’s unrecognized tax benefits, excluding the related accrual of interest and penalties, from January 1 through December 31 are set forth below (thousands):

	Year Ended
	December 31,
	2021	2020	2019
Beginning balance	$—	$—	$—
Additions for prior year tax positions	304	—	—
Ending balance	$304	$—	$—

It is reasonably possible that the amount of uncertain tax positions will decrease by $304,000 in the next 12 months. If recognized, the total amount of uncertain tax positions of $304,000 would not have an impact on the effective tax rate. The Company’s tax returns for the years 2020, 2019, 2018, and 2017 are open for tax examination by U.S. federal and state, and the Danish tax authorities. During 2021, there is an ongoing review of the Company’s transfer pricing policies by the Danish Tax Authorities for tax years 2016 - 2019.

The Company classifies interest and penalty expense related to income tax expense as components of the tax provision for income taxes. As of December 31, 2021, the Company does not have any interest or penalties accrued related to the total amount of unrecognized tax benefits.

NOTE 14—OTHER BENEFITS

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. Contributions from our Danish subsidiary were immaterial during the years ended December 31, 2021, 2020, and 2019. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

On October 1, 2018, the Company adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the years ended December 31, 2021, December 31, 2020, and December 31, 2019.

NOTE 15 —GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the U.S. Food and Drug Administration (“FDA”) of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and the Company recognized a net gain of $62,010,000 in the year ended December 31, 2021, related to the sale.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
The financial statements listed in the Index to Financial Statements beginning on page 153 are filed as part of this Annual Report on Form 10-K.

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the required information is included in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page 153.

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

10.29++

Amendment No. 1, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed May 6, 2021).

21.1	Subsidiaries of the Registrant.

23	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Y-MABS THERAPEUTICS, INC.

Dated: March 1, 2022	/s/ THOMAS GAD
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 1st of March 2022.

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