Form 10-Q
period 2022-03-31
Y-mAbs Therapeutics, Inc.
filed 2022-05-09
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There were 43,718,165 shares of Common Stock ($0.0001 par value) outstanding as of May 4, 2022.

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

These risks are discussed more fully below and include, but are not limited to, risks related to:

●	our ability to successfully launch and commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States and in any other jurisdictions where we may receive marketing approval in the future;

●	the implementation of our business model and our plans to obtain regulatory approval and develop and commercialize our lead product candidate, omburtamab, and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval;
●	the potential approval of our Biological License Application, or BLA, for omburtamab, and whether we will be successful in obtaining a priority review voucher for omburtamab and the commercial value to be realized from any such, Priority Review Voucher, or PRV;
●	our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab or any current or future product candidate for which we may receive marketing approval;
●	our ongoing and future clinical trials for DANYELZA and our lead product candidate omburtamab and other product candidates, whether conducted by us or by any of our collaborators, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from these trials, the expected dates of BLA submission and approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities and of the anticipated results;
●	our ability to manage our business, operations and clinical development plans and timelines could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, or CMOs, contract research organizations, or CROs, shippers and others;
●	our ability to attract, integrate, manage and retain qualified personnel or key employees;
●	the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our intellectual property position and strategy and the scope of protection we are able to establish and maintain for the intellectual property rights covering our product candidates and technology;
●	our ability to identify and develop additional product candidates and technologies with significant commercial potential;
●	our plans and ability to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership;
●	our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the 2015 MSK License Agreement (as amended), or MSK License, the 2020 SADA Technology License Agreement, or SADA License Agreement, and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;
●	our expectations related to the use of our cash and cash equivalents, how long that cash is expected to last;
●	the need for, timing and amount of any future financing transaction and the impact of our current stock price on our ability to raise additional capital on favorable terms;
●	our financial performance, including our estimates regarding revenues, expenses, cash flow, capital expenditure requirements;
●	developments relating to our competitors and our industry;
●	adverse effects on our business, financial condition and results of operations from the global COVID-19 pandemic, including the pace of enrollment in our clinical trials, the effects of the pandemic on the well-being of our personnel;
●	the effects of the recent global conflict resulting from the invasion of Ukraine by Russia, the suspension of our clinical trial activities in Russia;

●	our dependence on, and difficulty to find a suitable replacement for, a small number of third party CMOs that we currently use for the complex and difficult manufacture of our product candidates;
●	the impact of government laws and regulations, and our ability to comply with healthcare laws and regulations in the United States and any foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products; and
●	other risks and uncertainties described in the section herein entitled “Risk Factors”.

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,724	$181,564
Accounts receivable, net	9,324	7,712
Inventories	5,588	5,512
Other current assets	6,103	7,473
Total current assets	177,739	202,261
Property and equipment, net	1,697	1,847
Operating lease right-of-use assets	3,155	3,842
Intangible assets, net	1,618	1,663
Other assets	6,838	3,170
TOTAL ASSETS	$191,047	$212,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$14,661	$13,552
Accrued liabilities	12,930	12,540
Operating lease liabilities, current portion	1,451	1,783
Total current liabilities	29,042	27,875
Accrued milestone and royalty payments	2,100	2,100
Operating lease liabilities, long-term portion	1,598	1,851
Other liabilities	835	851
TOTAL LIABILITIES	33,575	32,677
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 43,718,165 and 43,694,716 shares issued at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid in capital	524,329	519,206
Accumulated other comprehensive income	1,682	1,371
Accumulated deficit	(368,543)	(340,475)
TOTAL STOCKHOLDERS’ EQUITY	157,472	180,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,047	$212,783

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Income/(Loss) and Comprehensive Income/(Loss)

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021

REVENUES
Product revenue, net	$10,486	$5,383
Total revenues	10,486	5,383
OPERATING COSTS AND EXPENSES
Cost of goods sold	1,831	93
Research and development	22,912	21,579
Selling, general, and administrative	13,438	11,970
Total operating costs and expenses	38,181	33,642
Loss from operations	(27,695)	(28,259)
OTHER INCOME / (LOSS), NET
Gain from sale of priority review voucher, net	—	62,010
Interest and other loss	(373)	(338)
NET INCOME / (LOSS)	$(28,068)	$33,413
Other comprehensive income / (loss)
Foreign currency translation	311	435
COMPREHENSIVE INCOME / (LOSS)	$(27,757)	$33,848
Net income / (loss) per share attributable to common stockholders, basic	$(0.64)	$0.80
Weighted average common shares outstanding, basic	43,709,238	41,870,759
Net income / (loss) per share attributable to common stockholders, diluted	$(0.64)	$0.75
Weighted average common shares outstanding, diluted	43,709,238	44,383,791

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878		107,725	—	—	107,725
Exercise of stock options	46,000	—	110	—	—	110
Stock-based compensation expense	9,094	—	4,698	—	—	4,698
Foreign currency translation	—	—	—	435	—	435
Net loss	—	—	—	—	33,413	33,413
Balance March 31, 2021	43,548,419	$4	$504,091	$(91)	$(251,787)	$252,217

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	16,000	—	32	—	—	32
Stock-based compensation expense	7,449	—	5,091	—	—	5,091
Foreign currency translation	—	—	—	311	—	311
Net loss	—	—	—	—	(28,068)	(28,068)
Balance March 31, 2022	43,718,165	$4	$524,329	$1,682	$(368,543)	$157,472

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,068)	$33,413
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	—	(62,010)
Depreciation and amortization	195	130
Stock-based compensation	5,091	4,698
Foreign currency transactions	311	435
Changes in assets and liabilities:
Accounts receivable, net	(1,612)	(5,997)
Inventories	(76)	(1,005)
Other current assets	1,370	2,993
Other assets	(3,668)	(1,543)
Accounts payable	1,109	(2,829)
Accrued liabilities and other	423	(146)
NET CASH USED IN OPERATING ACTIVITIES	(24,925)	(31,861)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(400)
Net proceeds from sale of priority review voucher	—	62,010
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	61,610
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	107,725
Proceeds from exercised stock options	32	110
NET CASH PROVIDED BY FINANCING ACTIVITIES	32	107,835
Effect of exchange rates on cash and cash equivalents	53	53
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,840)	137,637
Cash and cash equivalents at the beginning of period	181,564	114,634
Cash and cash equivalents at the end of period	$156,724	$252,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Property and equipment purchases in accounts payable	$—	$60
Intangible assets acquisition in accrued milestones and royalty payments	$1,500	$—

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

NOTE 2—BASIS OF PRESENTATION

Except for the quarter ended March 31, 2021, the Company has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the U.S. Food and Drug Administration (“FDA”) approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

The Company’s drug candidates are in various stages of development. DANYELZA (naxitamab-gqgk) was approved by the U.S. FDA in November 2020, but there can be no assurance that the Company’s other research and development efforts will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $368,543,000 as of March 31, 2022 and $340,475,000 as of December 31, 2021. Through March 31, 2022, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV.

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

As of March 31, 2022, the Company had cash and cash equivalents of $156,724,000, and as of December 31, 2021 the Company had cash and cash equivalents of $181,564,000. As of the issuance date of the financial statements for the first quarter ended March 31, 2022, the Company expects that its cash and cash equivalents at March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, any other interim periods, or any future year or period. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a Treasury money market fund which is unrestricted as to withdrawal or use. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. We maintain cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. We do not anticipate any losses with respect to such cash balances.

Trade Accounts Receivables

The Company’s trade accounts receivable balance consists of amounts due from sales of our approved product, DANYELZA. Receivables from product sales are recorded net of allowances which generally include chargebacks, doubtful accounts, rebates, returns, and discounts. The allowance is based primarily on assessment of specific identifiable customer account considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed, and no losses are currently expected.

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts nor reversed any allowances in the three months ended March 31, 2022.

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with three national speciality distributors in the United States of America. As of March 31, 2022, the receivables balances from such distributors totaled 94% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred in the three months ended March 31, 2022.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$141,739	$—	$141,739
Total	$—	$141,739	$—	$141,739

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$166,729	$—	$166,729
Total	$—	$166,729	$—	$166,729

During the quarter ended March 31, 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments, and we review these estimates quarterly. If actual results vary from our original estimates, we will adjust these estimates quarterly, which would affect net product revenue and earnings in the period such variances occur.

●	Rebates and chargebacks

We contract with United States governmental agencies to ensure that DANYELZA will be eligible for coverage under the various programs administered by the agencies. We estimate the rebates and chargebacks to be provided and deduct these estimated amounts from our gross product revenues. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. We develop estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third party consultants regarding the payor mix. Our liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. We do not maintain material levels of inventory in the wholesale or retail channel.

●	Discounts and distribution-related fees

We provide invoice discounts on DANYELZA sales to our distributors for prompt payment and fees for distribution services and invoice discounts reduce the original accounts receivable balances. The payment terms for sales to distributors generally include a 2% discount for prompt payment or fees for distribution services which are based on contractual rates agreed with the respective distributors. Based on historical data and experiences with the distributors, we expect our distributors to earn these discounts and fees and deduct the full amount of these discounts and fees from our gross product revenue at the time such revenues are recognized.

●	Returns

We offer our customers limited product return rights for damaged, defective, or expiring products. We estimate returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and an establishment of an accrued liability.

Segment Information

The Company is engaged solely in the discovery, development, distribution and commercialization of novel antibody-based therapeutic products for the treatment of cancer. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements – Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specific effective date. The Company adopted ASU 2020-10, ASU 2021-04 and ASU 2020-06 effective January 1, 2022, and the adoption of these new standards did not have a material impact on the Company’s consolidated financial statements or disclosures.

The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that these pronouncements do not apply to the Company’s operations and therefore will not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $10,486,000 for three months ended March 31, 2022 and $5,383,000 for the three months ended March 31, 2021.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of March 31, 2022, the company had recorded accounts receivable allowances of approximately $668,000 and accrued liabilities of $2,921,000 related to product sales during the three months ended March 31, 2022. As of December 31, 2021, the company had recorded accounts receivable allowances of approximately $486,000 and accrued liabilities of $2,615,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance, December 31, 2021	$13	$3,027	$61	$3,101
Current provisions relating to sales in current year	24	1,085	126	1,235
Payments/credits relating to sales in current year	(14)	(546)	(187)	(747)
Balance, March 31, 2022	$23	$3,566	$—	$3,589

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2022 and March 31, 2021. Mckesson, AmerisourceBergen, and Cardinal Health accounted for 60%, 25%, and 11%, respectively, of our gross product revenue for the three months ended March 31, 2022. Mckesson and Cardinal Health accounted for 80% and 16%, respectively, of our gross product revenue for the three months ended March 31, 2021.

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

	Three months ended March 31,
	2022	2021

Net income /(loss) (numerator)	$(28,068)	$33,413
Weighted-average shares (denominator), basic	43,709	41,871
Basic net income / (loss) per share	$(0.64)	$0.80
Weighted-average shares (denominator), diluted	43,709	44,384
Diluted net income / (loss) per share	$(0.64)	$0.75

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units (“RSUs”) outstanding totaled 6,686,168 shares as of March 31, 2022 and 1,177,600 shares as of March 31, 2021.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Work In Progress	8,747	4,741
Finished Goods	541	771
Total inventories	$9,288	$5,512

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	March 31, 2022	December 31, 2021
CURRENT ASSETS
Inventories	$5,588	$5,512
Total recorded in Current Assets	5,588	5,512

NONCURRENT ASSETS
Other assets	3,700	—
Total recorded in Noncurrent Assets	3,700	—
Total Inventories	$9,288	$5,512

The Company has classified $3,700,000 of work in progress inventory as noncurrent assets based on our current demand schedule and expectation that such inventory will be utilized in excess of one year from the balance sheet date.

d NOTE 7—INTANGIBLE ASSETS

The company’s intangible assets as of March 31, 2022 totaled $1,618,000 and related to capitalized milestone payments made following FDA approval and commercialization of DANYELZA. The intangible asset net book value as of March 31, 2022 is net of $182,000 of accumulated amortization.

The company’s intangible assets as of December 31, 2021 totaled $1,663,000. The intangible asset net book value as of December 31, 2021 is net of $137,000 of accumulated amortization.

Intangible assets are amortized on a straight-line basis based on a 10 year useful of the assets. Annual amortization expense is expected to $180,000 each year for the five-year period from 2022 to 2026.

NOTE 8—ACCRUED LIABILITIES

Accrued short-term liabilities at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021

Accrued licensing, milestone and royalty payments	$3,768	$3,090
Accrued clinical costs	1,533	915
Accrued compensation and board fees	2,119	1,877
Accrued manufacturing costs	1,153	2,622
Accrued sales reserves	2,921	2,615
Other	1,436	1,421
Total	$12,930	$12,540

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

As of March 31, 2022, the Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in our annual report on Form 10-K, are the MSK License and the CD33 License Agreement. In addition, the Company entered into the SADA Technology License Agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. Through a 2019 Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT.

Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed for accrued milestone and royalty payments are inclusive of obligations under the MSK License, CD33 License Agreement, MabVax License Agreement, and SADA License Agreement, collectively. We have the following significant license agreements and related commitments which include all obligations that have been paid or are accrued as of and for the period ending March 31, 2022 (in thousands):

					Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Three months	Three months	Three months	Three months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	as of	as of	as of	as of
	March	March	March	March	March	March	December	December
Agreements	2022	2021	2022	2021	2022	2022	2021	2021
MSK	$ -	$ 450	$ 677	$ -	$ 2,163	$ 1,650	$ 1,486	$ 1,650
CD33	—	100	—	—	—	450	—	450
MabVax	—	—	—	—	—	—	—	—
SADA	—	—	—	—	1,605	—	1,605	—

Minimum royalties and certain clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are excluded from the above table as the Company does not consider such obligations to be probable.

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

Research and development is inherently uncertain and as described above, should such research and development fail, the MSK License, the CD 33 License, and the SADA License are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the agreements when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are deemed probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

The Company did not have an expense related to milestones under the SADA License Agreement in the first quarters of 2022 and 2021 and had $1,605,000 in accrued liabilities as of March 31, 2022 and 2021. This includes clinical-based milestones of $605,000 coming due within 36 months of the effective date of the agreement as this continues to represent the time period we expect will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement. The Company does not consider any other milestones under the SADA License Agreement to be probable as of March 31, 2022 and December 31, 2021.

Other agreements

We have also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided by approximately five full time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which we committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which we committed to obtaining certain laboratory services from MSK; and in October 2020 we entered into a SADA sponsored research agreement pursuant to which we agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement.

For three months ended March 31, 2022 and 2021, we incurred research and development expenses of $697,000 and $948,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The term of the lease is two years from the commencement date of August 31, 2020. Upon the lease commencement date, we recorded $3,617,000 as right-of-use asset and $2,680,000 as lease liability with the difference of $937,000 resulting from certain prepayments and other costs incurred. The Company pays equal monthly installments of approximately $117,000 per month in additional access fees through September 2022 resulting in total payments of $583,000 remaining under the agreement. There are no renewal options in this agreement.

In February 2019, the Company entered into a lease agreement in connection with its 4,548 square feet laboratory in New Jersey. In December 2019, we expanded the space with an additional 235 square feet. The term of the lease is three years from the date the Company occupied the premises, with an option to extend for an additional two years which the Company expects to exercise and has included in the determination of the related lease liability. This lease will expire in the fourth quarter of 2023. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000.

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

Total operating lease costs were $704,000 and $646,000 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the expenses were recorded as $638,000 in research and development expense and $66,000 in selling, general, and administrative expense. During the three months ended March 31, 2021, the expenses were recorded as $587,000 in research and development expense and $59,000 in selling, general, and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2022 and 2021 was $607,000 and $544,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at March 31, 2022 were as follows (in thousands):

Operating Leases
at March 31, 2022
Remainder of 2022	$1,341
Years ending December 31,
2023	1,016
2024	540
2025	436
Total lease payments	3,333
Less: Imputed interest	(284)
Total operating lease liabilities at March 31, 2022	$3,049

Maturities of operating lease liabilities at December 31, 2021 were as follows (in thousands):

Operating Leases
Years ending December 31,	at December 31, 2021
2022	$1,953
2023	1,025
2024	550
2025	445
Total lease payments	3,973
Less: Imputed interest	(339)
Total operating lease liabilities at December 31, 2021	$3,634

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted average remaining lease term is 2.54 years and the weighted average discount rate used to determine the operating lease liability was 6.5%. As of March 31, 2021, the weighted average remaining lease term is 1.97 years and the weighted average discount rate used to determine the operating lease liability was 7.6%.

Legal Matters

The Company has been named a nominal defendant in a lawsuit instigated by a stockholder against our Board Member and President, Interim Chief Executive Officer and Head of Business Development and Strategy, Mr. Thomas Gad, seeking to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company had been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2022 and December 31, 2021, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,718,165 shares of its common stock as of March 31, 2022 and 43,694,716 shares of its common stock as of December 31, 2021.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2022 or December 31, 2021.

Stock grant agreements with non-employees

In April 2020, in connection with the SADA License Agreement, we entered into certain stock grant agreements pursuant to which we agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA technology licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, the non-employee researchers vested in an additional 20% of the awards in 2021 and the remaining 40% vesting ratably over the years of 2022 and 2023 on the anniversary date of the agreement. The shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. While the shares vest over time, there is no performance condition for the shares. In April 2020, we recorded an expense within research and development totaling $7,376,000 related to the shares which represents the fair value of the shares on the grant date.

In July 2020, pursuant to the stock grant agreements, we also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three year Secured Promissory Note. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans with interest rates. The loans are classified as held to maturity securities, recorded at amortized cost and included in other assets in the Company’s Consolidated Balance Sheet.

Issuance of common stock

On February 22, 2021, we completed a third public offering of our common stock pursuant to which we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering of $115,000,000, or aggregate net proceeds of approximately $107,725,000 after deducting underwriting discounts and commissions and offering expenses.

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

Stock Option Valuation

During the three-month periods ended March 31, 2022 and 2021, there were no new stock options granted. During the three month periods ended in March 31, 2022 and 2021, stock-based compensation for stock option grants were $5,017,000 and $4,629,000, respectively, for options granted to employees and directors. During the three months ended March 31, 2022, the expenses were recorded as $1,779,000 in research and development expense and $3,238,000 in selling, general, and administrative expense. During the three months ended March 31, 2021, the expenses were recorded as $1,692,000 in research and development expense and $2,937,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2021	6,687,128	$22.43	$26,412	7.21
Exercised	(16,000)	2.00
Forfeited	(22,167)	28.67
Outstanding and expected to vest at March 31, 2022	6,648,961	$22.46	$15,726	6.96
Exercisable at March 31, 2022	4,083,593	$17.23	$15,720	5.78

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended March 31, 2022.

As of March 31, 2022, we had $44,592,000 of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.79 years. As of March 31, 2021, we had $47,610,000 of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.92 years.

Restricted Stock Unit Activity

During the three months ended March 31, 2022 and March 31, 2021, stock-based compensation for restricted stock unit grants was $74,000 and $69,000, respectively. During the three months ended March 31, 2022, the expenses were recorded as $68,000 in research and development expense and $6,000 in selling, general, and administrative expense. During the three months ended March 31, 2021, the expenses were recorded as $63,000 in research and development expense and $6,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2021	28,907	$28.04	1.82
Granted	16,283	9.31
Vested	(7,450)	21.05
Forfeited	(534)	28.89
Outstanding and expected to vest at March 31, 2022	37,206	$20.74	2.38

As of March 31, 2022, we had $650,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.38 years. As of March 31, 2021, we had $523,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.96 years.

NOTE 12—RELATED PARTY TRANSACTIONS

Under the MSK License Agreement, SADA License Agreement, the CD33 License Agreement, MabVax Agreement, and various other supporting agreements with MSK, we have expensed costs in the total amount of $1,374,000 and $948,000 in the three months ended March 31, 2022 and 2021, respectively, for milestones, and research and development costs, under these agreements with MSK. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for additional details on our agreements with MSK. As of March 31, 2022, our consolidated balance sheet includes liabilities due to MSK totaling $6,455,000, $335,000 recorded within accounts payable and $6,120,000 recorded within accrued liabilities. As of December 31, 2021, our consolidated balance sheet includes liabilities due to MSK totaling $6,191,000, $748,000 recorded within accounts accounts payable, $5,443,000 recorded within accrued liabilities.

NOTE 13—INCOME TAXES

The Company provided no current and deferred income taxes on net loss of $28,068,000 and net income of $33,413,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Unrecognized tax benefits were $0 and $304,000 at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company does not have any interest or penalties accrued related to the total amount of unrecognized tax benefits. The Company’s tax returns for the years 2020, 2019, 2018, and 2017 are open for tax examination by U.S. federal and state and Danish tax authorities. During 2022, the review of the Company’s transfer pricing policies by the Danish Tax Authorities for tax years 2016 through 2020 was completed resulting in no material impacts to our income tax accounts.

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

NOTE 14—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2022 and 2021.

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three months ended March 31, 2022 and 2021. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 15—GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher, or PRV, to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by FDA of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, Y-mAbs retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 once the substantive closing conditions included within the agreement were resolved. The Company recognized a net gain of $62,010,000 during the quarter ended March 31, 2021 related to the sale.

The Company did not recognize a corresponding gain during the quarter ended March 31, 2022.

NOTE 16—SUBSEQUENT EVENT

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Møller stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating the Company’s operations, policies or practices. Dr. Møller’s employment agreement provides for cash compensation of $1,428,000, which includes salary and certain benefits continuation. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This will result in a non-cash share-based compensation expense charge of $9,286,000 that the Company anticipates will be recognized in 2022 as there is no longer a service condition related to such awards. Therefore, the Company expects a total charge of $10,714,000 related to executive management change to be recorded during 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA® (naxitamab-gqgk) was approved by the United States Food and Drug Administration, or FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping the product in February 2021.

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

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We have been working closely with the FDA to resolve all issues, and had a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022. We completed the resubmission of the BLA for omburtamab in March 2022. However, we can provide no assurance that omburtamab will ultimately receive FDA approval.

Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have two omburtamab follow-on product candidates.

We are advancing a new generation of antibody constructs based on the SADA technology, where we use our proprietary radioimmunotherapy SADA platform to create SADA contructs. Bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA constructs and have filed an IND for GD2-SADA in December 2021. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Based on the Y-BiClone platform, we have a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the smallest binding affinity necessary to recruit T cells. We are advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, for which we have filed an IND and expect clinical trials to be initiated by the middle of 2022. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion. Our Phase 2 trial with nivatrotamab, a GD2 BsAb product candidate, for Small Cell Lung Cancer, or SCLC, and our Phase 1/2 trial for the treatment of refractory GD2 positive adult and pediatric solid tumors will be winded down during the second quarter of 2022 in order to allow for reallocation of resources to our SADA constructs.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, revenues generated from DANYELZA and license revenues, and the proceeds from our sale of the PRV obtained upon FDA approval of DANYELZA.

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a Priority Review Voucher, or PRV, which we subsequently sold to United Therapeutics Corporation for a purchase price of $105 million. We were obligated to pay, and paid 40% of the net proceeds from the sale of the PRV to MSK as required under the terms of the MSK License. We intend to use the remaining proceeds to fund further research and development and other operational programs. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and the gain was recognized within “Other Income, Net” on the Consolidated Statements of Net Income / (Loss) and Comprehensive Income / (Loss) for the three months ended March 31, 2021. Upon the potential FDA approval of omburtamab, we expect to receive another PRV, and upon the sale we would be obligated to pay 33% of the net proceeds from such sale to MSK.

As of March 31, 2022, we had an accumulated deficit of $368.5 million. Our net loss was $28.1 million for the three months ended March 31, 2022 and our net income was $33.4 million for the three months ended March 31, 2021. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

•develop, maintain, expand and protect our intellectual property portfolio; and

•hire additional research, sales force, commercialization, clinical and scientific personnel.

In August 2015, we entered into a license agreement with MSK, or the MSK License, pursuant to which we have obtained exclusive rights to MSK’s rights in our current antibody product candidates. Under the MSK License, we committed to funding scientific research at MSK as well as conducting certain clinical trial activities at MSK. As these product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due to MSK either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, we owe MSK customary royalties on commercial sales of our approved products. In addition, we have committed to obtain certain personnel and laboratory services at MSK under our Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. Also, under our Investigator-Sponsored Master Clinical Trial Agreement, or MCTA, with MSK, we will provide drug product and funding for certain clinical trials at MSK.

On April 15, 2020, we entered into the SADA Technology License Agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the year ended December 31, 2021, we made a cash payment in the amount of $1.0 million to MSK and MIT under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the following three years.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. As of March 31, 2022, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for such royalties at March 31, 2022.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. Sales based milestones payments, totaling $23,750,000, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company may make sales-based milestone payments in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. As of March 31, 2022, we have accrued $605,000 of the clinical based milestones under the SADA License Agreement which we considered to be estimable and probable and we expect to pay this amount in the fourth quarter of 2022.

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

We cannot presently predict the scope and severity of the potential future shutdowns or disruptions of vendors and other businesses and government agencies, such as the SEC, the FDA or other domestic and international regulatory authorities.

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

Other Income / (Loss), Net

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, and the valuation of stock options. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they occur. Actual results could differ from those estimates.

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

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2022 and March 31, 2021. Mckesson, AmerisourceBergen, and Cardinal Health accounted for 60%, 25%, and 11%, respectively, of our gross product revenue for the three months ended March 31, 2022. Mckesson and Cardinal Health accounted for 80% and 16%, respectively, of our gross product revenue for the three months ended March 31, 2021.

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. Such estimate are based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments.

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

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of the granted stock options were as follows:

●	Risk-free interest rate: The risk-free interest rate assumption is based on the U.S. Treasury instruments whose terms were consistent with the expected option term of our stock options.
●	Expected Dividend Yield: The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Consequently, we used an expected dividend of zero.
●	Expected Volatility: The expected stock price volatility is estimated based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price. Our industry peers consist of several public companies in the biopharmaceutical industry.
●	Expected Term: We determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. We expect to continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage

	(in thousands)
Revenue:
Product revenue, net	$10,486	$5,383	$5,103%	95
Total revenues	10,486	5,383	5,103	95
Operating costs and expenses:
Cost of goods sold	1,831	93	1,738	1,869
Research and development	22,912	21,579	1,333	6
Selling, general, and administrative	13,438	11,970	1,468	12
Total operating costs and expenses	38,181	33,642	4,539	13
Loss from operations	(27,695)	(28,259)	564	(2)
Other income / (loss), net
Gain from sale of priority review voucher	—	62,010	(62,010)	(100)
Interest and other loss	(373)	(338)	(35)	10
Net income / (loss)	$(28,068)	$33,413	$(61,481)	(184)

Revenue

We launched DANYELZA in February 2021 and recorded $10.5 million and $5.4 million in net revenues for the three months ended March 31, 2022 and 2021, respectively.

Cost Of Goods Sold

We began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of Goods Sold was $1,831,000 and $93,000 for the three months ended March 31, 2022 and 2021, respectively. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses. This resulted in inventory being sold during the quater ended March 31, 2021 for which a portion of the costs had been previously expensed prior to FDA approval. All inventory sold in the quater ended March 31, 2022, had been produced after we had received FDA approval for DANYELZA.

In addition, in 2016, we expensed $1.2 million of minimum royalties related to DANYELZA prior to commercial launch which were fully creditable against earned royalties in future periods. As a result, there was no royalty expense recorded for the three months ended March 31, 2021. If we had not sold previously expensed inventory and if we had not utilized the minimum royalty credit, our cost of goods sold would have been approximately $561,000 for the three months ended March 31, 2021.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	Percentage
Outsourced manufacturing	$7,692	$8,858	$(1,166)%	(13)
Clinical trials	2,768	1,615	1,153	71
Outsourced research and supplies	2,681	3,089	(408)	(13)
Personnel costs	5,136	4,300	836	19
Professional and consulting fees	810	584	226	39
Stock-based compensation	1,848	1,755	93	5
Other	1,977	1,378	599	43
	$22,912	$21,579	$1,333%	6

Research and development expenses were $22.9 million for the three months ended March 31, 2022, as compared to $21.6 million for the three months ended March 31, 2021. The $1.3 million increase was primarily due to a $0.9 million increase in employee-related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our research activities due to our expanding workforce, a $1.2 million increase in clinical trials mainly related to omburtamab, and a $0.6 million increase in other items which mainly included increased expenses for IT consulting services and rent expenses. The increase was partially offset by a $1.2 million reduction of oursourced manufacturing costs mainly due to reduced CMC development costs for omburtamab, and a $0.4 million decrease in outsourced research and supplies primarily driven from the reduction in outsourced clinical studies.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $13.4 million for the three months ended March 31, 2022, as compared to $12.0 million for the three months ended March 31, 2021. The $1.4 million increase in selling, general, and administrative expenses was primarily attributable to a $0.7 million increase in employee related costs, including salary, benefits and non-cash stock-based compensation for personnel related to our business activities mainly due to the growth of commercialization team, $0.2 million increase in commercial expense, and a $0.2 million increase in travel expense, primarily related to the increased activity of our commercial team to support DANYELZA sales growth.

Other Income / (Loss), Net

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher, or PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, Y-mAbs retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and the Company recognized a net gain of $62.0 million during the quarter ended March 31, 2021 related to the sale of the PRV. There were no PRV sales during the quarter ended March 31, 2022.

Interest and other loss for the three months ended March 31, 2022 was $373,000 as compared to $338,000 for the three months ended March 31, 2021. Our interest and other loss increased by $35,000 due to an increase in foreign currency exchange losses.

Liquidity and Capital Resources

Overview

Except for the quarter ended March 31, 2021, we have incurred significant net operating losses since inception, and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through March 31, 2022 primarily through gross proceeds from the sale of our common stock of $378.8 million in the years 2015 through 2019, and an additional $115.0 million from the sale of our common stock in 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $156.7 million and $181.6 million, respectively. We might need additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation in a transaction that closed in January 2021 based on an agreed valuation of $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We intend to use the remaining proceeds to fund further research and development and other operational programs.

For an analysis of the type of contractual obligation and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources see the section herein entitled “Contractual Obligations and Commitments”.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percentage

	(in thousands)		(in thousands)
Net cash used in operating activities	$(24,925)	$(31,861)	$6,936%	(22)
Net cash provided by investing activities	—	61,610	(61,610)	(100)
Net cash provided by financing activities	32	107,835	(107,803)	(100)
Effect of exchange rates on cash and cash equivalents	53	53	—	—
Net increase / (decrease) in cash and cash equivalents	$(24,840)	$137,637	$(162,477)%	(118)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $24.9 million for the three months ended March 31, 2022, as compared to net cash used in operating activities of $31.9 million for the three months ended March 31, 2021. The $7.0 million decrease in cash used in operating activities was primarily due to decreased cash used for working capital of $6.1 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. This $6.1 million decreased cash used for working capital is driven by higher accounts receivable collection of $4.4 million for the three months ended March 31, 2022, as compared to March 31, 2021. Additionally, there was a $0.9 million decreased use of cash to fund the net loss in the three months ended March 31, 2022 of $22.5 million, net of non-cash adjustments, compared to the net loss in the three months ended March 31, 2021 of $23.3 million, net of non-cash adjustments.

Net Cash Provided By Investing Activities

We did not generate or use cash for investing activities during the three months ended March 31, 2022. Net cash provided by investing activities was $61.6 million for the three months ended March 31, 2021. The net change of $61.6 million was primarily the result of $62.0 million of our share of net proceeds received from the sale of our PRV to United Therapeutics Corporation, please refer to the section entitled “Other Income / (Loss), Net”.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $32.0 thousand for the three months ended March 31, 2022, which resulted from proceeds from exercised stock options. Net cash provided by financing activities was $107.8 million for the three months ended March 31, 2021, which was driven by the net proceeds of $107.7 million received from our public offering in February 2021 and proceeds from exercised stock options of $110.0 thousand for the three months ended March 31, 2021.

Funding Requirements

We expect our expenses to increase as we continue to expand our commercialization efforts for DANYELZA, continue the development of omburtamab, and advance our BLA for omburtamab. In addition, we plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates that we successfully develop. If we obtain approval for any additional product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we might need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

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

We believe our current cash and cash equivalents of $156.7 million is sufficient to fund our operation through mid-2024, and have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

A summary of the financial balances related to our material outstanding contractual commitments and the maximum financial impact related to milestones under those contractual obligations are included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS of our enclosed financial statements.

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

We have entered into three license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License, the CD33 License, and the SADA License. Additionally, through the SAAA we have established a direct license with MSK relating to the GD2-GD3 Vaccine.

Under the MSK License and the CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales-related milestones, (ii) pay mid to high single-digit royalties to MSK, on a product-by-product and country-by-country basis, based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non-refundable but are creditable against royalty payments otherwise due under the respective agreements. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License and the CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical, regulatory and sales based milestones potentially due under the MSK License are $2,450,000, $9,000,000 and $20,000,000, respectively. In addition, under the CD33 License, we are obligated to make potential payments of $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. We record milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the achievement of certain clinical milestones. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax License. We have entered sublicenses with SciClone and Takeda in 2020 and Adium in 2021 as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $156.7 million and $181.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at March 31, 2022. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents denominated in DKK of $0.6 million and $0.9 million, respectively, and an immediate 10% change, respectively, in DKK exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the first quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We have been named a nominal defendant in a lawsuit instigated by a stockholder against our Board Member and President, Interim Chief Executive Officer and Head of Business Development and Strategy, Mr. Thomas Gad, seeking to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, we have been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. We have assessed the proceedings and do not believe that it is probable that a gain or a liability will be realized by us. As a result, we did not record any loss or gain contingencies for this matter.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2022 our accumulated deficit was approximately $368.5 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as our public offerings of our common stock in November 2019 and February 2021, as well as the sale of our PRV granted upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development of DANYELZA, our only approved product to date and our other lead product candidate omburtamab. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients 1 year of age and older and adult patients R/R high-risk NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. While our lead product candidate omburtamab is in registration stage clinical development, no assurance can be given that we will receive regulatory approval for the sale of omburtamab or other product candidates in the near term, if at all. Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only product approved for sale is DANYELZA, which only received approval on November 25, 2020 and we have not generated any substantial revenue from product sales. We have only begun limited sales and shipments of DANYELZA since February 2021 and we do not anticipate generating substantial revenue from product sales until DANYELZA has been on the market for a period of time. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

We anticipate incurring research, development, clinical trial, manufacturing and marketing costs associated with commercializing even approved products such as DANYELZA. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, non-clinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market more of our product candidates, such as DANYELZA, in the US, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably expected population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of DANYELZA or any other approved products, we may never become profitable.

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

Risks related to product development and commercialization

Our only approved product, DANYELZA, our product candidates and related technologies are novel approaches to cancer treatment that present significant challenges, and our ability to generate product revenue is dependent on the success of DANYELZA or one or more of our product candidates, which might require additional clinical testing before we can seek regulatory approval and begin commercial sales.

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

Our normal business operations may, directly or indirectly, be adversely impacted by the still ongoing global COVID-19 pandemic. COVID-19 and future outbreak of any highly infectious or contagious diseases, could materially and adversely affect our operations and have a material impact on our financial position. Further, the spread of the COVID-19 outbreak has caused business continuity issues of an as yet unknown magnitude and duration.

The COVID-19 pandemic, and preventative measures taken to contain or mitigate the pandemic may disrupt normal business operations both in and outside of affected areas and may have significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including limiting travel and working from home. Prolonged remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to security breaches.

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

The response to the COVID-19 pandemic may redirect resources with respect to regulatory matters in a way that would adversely impact our ability to pursue marketing approvals. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions. Furthermore, third parties, including CMOs, medical institutions, clinical investigators, CROs and consultants with whom we conduct business, are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our operations, and COVID-19 or another pandemic may result in material and adverse effects on our ability to successfully operate our business, including:

●	our ability to successfully launch, commercialize, and generate revenue from DANYELZA and our product candidates, even if approved, may be adversely affected by the impact of the COVID-19 pandemic. For example, limited hospital access for non-patients, social distancing requirements, and precautionary measures due to COVID-19 have impacted the ability of our sales personnel to interact in-person with customers;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials, including receiving any required investigational new drug applications, or INDs;
●	delays or difficulties in enrolling and retaining patients in our clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak;
●	risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	manufacturing disruptions;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	delays in the transport of clinical trial materials;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of or changes in key clinical trial activities, such as clinical trial site monitoring, implementation of virtual monitoring, use of local testing labs, or home delivery of study drugs, due to limitations on travel imposed or recommended by federal or state governments, employers and others, use of new digital technologies for subject visits or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delays in regulatory approvals for our product candidates due to the FDA focusing on clinical trials related to therapies and vaccines targeting COVID-19;
●	refusal of the FDA or other regulatory authorities to accept data, including from clinical trials in affected geographies or failure to comply with updated FDA or other regulatory guidance and expectations related to the conduct of clinical trials during the COVID-19 pandemic;
●	the negative impacts on the healthcare system or regulatory authorities globally could negatively impact our ability to obtain approval to market, market and sell our products, including through the disruption of regulatory activities or health care activities in general;
●	potential delays in the preparation and submission of applications for regulatory approval of our product candidates, as well as potential interruptions or delays in FDA’s ability to review applications in a timely manner consistent with past practices, which may impact review and approval times;
●	delays in scheduling manufacturing inspections in connection with BLA approval; and
●	a deterioration in our ability to ensure business continuity during a disruption.

The trading prices for our common stock and the shares of other biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic and the trading prices for our common stock could continue to experience high volatility. As a result, we may face difficulties raising additional capital through sales of our common stock or any such sales may be on unfavorable terms. In addition, a sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business and the value of our common stock.

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

Russia’s invasion of Ukraine and ancillary developments may have an adverse effect on our business.

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded regional or global conflict, which have had and are likely to continue to have, short-term and more likely longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. In light of the continuously evolving and worsening conditions in the region, we have terminated our clinical trials and regulatory activities to obtain marketing authorization for DANYELZA in Russia. This will negatively impact our plans to commercialize DANYELZA in Russia and may therefore adversely affect our business. In addition, the conflict between Russia and the Ukraine has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital on favorable terms or at all.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials of our lead product candidates currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our lead product candidates, such event could adversely affect our other clinical trials of our lead product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. Survival and safety data from Study 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, interim efficacy, safety and pharmacokinetic data from Study 101 supported the BLA resubmission. If the results of this study fail to demonstrate comparability to the satisfaction of the FDA and other comparable regulatory authorities, this may lead to a delay in the approval process for omburtamab. While we aim for a full approval of omburtamab, we do not know what an approval of omburtamab (if approved) will become subject to in terms of postmarketing requirements and commitments, including confirmatory study requirements.

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

We currently have in place several agreements with MSK, including the MSK License, the CD33 License, and the SADA License Agreement, which are important to us, and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In addition, we anticipate that MSK, due to patients obtaining treatment at the institution, may become a major source for the distribution and administration of DANYELZA. Any disruption of our relationship with MSK could have a material adverse effect on our business, results of operations and financial condition. In addition, any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or because the commercial potential is difficult to predict.

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

We currently have limited internal research and development capabilities. We conduct independent clinical trials and perform preclinical research but we also rely on third-party research institutions for both clinical trial and preclinical research.

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

As we further develop our lead product candidates and following potential approval, commercialize our products, we may build a commercial infrastructure with the capability to directly market it to a variety of markets and territories. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Finally, in May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

Risks related to government regulation; market approval and other legal compliance matters

In October 2020 we received a Refusal to File letter from the FDA regarding our BLA for omburtamab. We resubmitted the BLA in March 2022. The FDA retains discretion to decide again not to file our BLA for omburtamab which could have a material adverse impact on our development and approval process for omburtamab.

We initiated submission of a BLA for omburtamab in June 2020 under the FDA’s rolling review process and completed the submission in August 2020. In October 2020 we received a Refusal to File letter from the FDA regarding the BLA for omburtamab. The reason for the FDA’s Refusal to File was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control (CMC) Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We have been working closely with the FDA to resolve these issues and have discussed the adequacy of the external control reanalysis and supporting data to demonstrate direct anti-tumor effect for a BLA resubmission. We held a pre-BLA meeting with the FDA in January 2022 and resubmitted the BLA for omburtamab in March 2022.

We plan to commercialize omburtamab as soon as possible after obtaining FDA approval, if such approval occurs. However, there is no assurance that the FDA will accept our data as sufficient to allow filing of the BLA by the FDA, and we may receive another refusal to file letter. The FDA retains discretion to decide again not to review our BLA for omburtamab. No assurance can be given that we would be able to satisfactorily or timely answer or resolve all the questions and issues the FDA may pose.

In addition, the FDA may raise additional issues and pose questions to us that may delay the filing of the BLA for omburtamab by the FDA, the approval process and the ultimate issuance of any Marketing Authorization for omburtamab. If the FDA files the BLA and we are delayed or unable to provide data in response to FDA information requests, the PDUFA date for our BLA may be extended or we may receive a Complete Response Letter, which would have a material adverse effect on our business, results of operation and financial condition.

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

Any delay or inability to obtain approval for our BLA for omburtamab would materially adversely affect our ability to generate revenue from commercialization of omburtamab, which would likely result in significant harm to our financial position and adversely impact our stock price. This could also adversely affect the development and approval process for our other product candidates. We can provide no assurance that the FDA will agree to review our BLA as planned or at all or that we will ultimately be able to obtain FDA approval for omburtamab.

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

Once marketing approval has been granted, such as for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain postmarketing requirements and commitments, including a confirmatory postmarketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory postmarketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, or overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of April 1, 2022 we have enrolled 78 patients and we anticipate completing the study no later than March 31, 2027. Other requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

We are highly dependent on the members of our executive management as well as the other principal members of our management and scientific teams. Our agreements with any of them do not prevent them from terminating their employment with us at any time. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives. Such changes in our executive management team may be disruptive to our business.

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

On April 27, 2022, we announced certain management changes, including that our Chief Executive Officer had stepped down effective immediately and that our current Chairman, President and Head of Business Development & Strategy had stepped down as Chairman and had assumed the role of Interim Chief Executive Officer. We cannot assure you that we will be able to identify, attract and hire a suitable replacement for our Chief Executive Officer in a timely fashion or that the loss of our Chief Executive Officer and such additional management changes will not have an adverse impact on our business operations. The loss of the services of our Chief Executive Officer or other members of our executive management team and the failure to find appropriate replacements in a timely fashion could impede the achievement of our research, development and commercialization objectives.

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

As of April 1, 2022, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 33.38% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,718,165 shares of common stock outstanding as of May 4, 2022. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of May 4, 2022 holders of approximately 2,550,348 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

General risk factors

Our financial condition, results of operations, business and cash flow may be negatively affected by unfavorable U.S. or global economic conditions.

Our financial condition, results of operations, business and cash flow may be negatively affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy has experienced extreme volatility and disruptions, including as a result of public health epidemics and pandemics, or other outbreaks of communicable diseases, such as the COVID-19 pandemic, as well as from international conflicts, terrorism or other geopolitical events, such as the Russian invasion of Ukraine, and related sanctions and other economic disruptions or concerns.

For example, during March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act). The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. On February 24, 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. While it is difficult to anticipate the impact of any of the foregoing on our company in particular, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our operations, and those of our third party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions, cyber security attacks and other natural or man made disasters or business interruptions, for which we are predominantly self insured, and other severe hazards or global health crises, such as an outbreak of Ebola or the ongoing global COVID 19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our DANYELZA and our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Damage or extended periods of interruption to our third party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

Our stock price is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $6.50 per share and as high as $55.22 per share through May 4, 2022. As a result of this volatility, you may not be able to sell your common stock at or above the price your paid for it. Further, as a result of this volatility it may be difficult for us to attract new equity investments in the Company, including to carry out public offerings of our common stock, on terms we consider reasonable or at all.

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

Our internal computer systems, or those used by our third party research institution collaborators, CROs, CMOs, other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our current and future CROs, CMOs, other contractors and consultants are vulnerable to damage from computer viruses, cyber attack, malicious intrusion, breakdown or other significant disruption and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including member and corporate information, or theft of intellectual property which could adversely impact our business.

Our business is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, state sponsored attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could hinder our ability to operate. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our business.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber attacks such as computer viruses, denial of service attacks, physical or electronic break ins and similar disruptions. Additionally, outside parties may attempt to induce or deceive employees or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including patient, clinical trial and corporate information) or intellectual property, disrupt our business, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented commercially reasonable systems and processes to thwart hackers and otherwise protect our data and systems, but the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access. There is no assurance that hackers may not have a material impact on our business or systems in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and such efforts may limit the functionality of or otherwise negatively impact our operations and systems. Any significant disruption to our systems could adversely affect our business and results of operation. Further, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk and divert internal resources to respond to such an event, which could have a negative effect on our business, financial condition and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third party provider. In addition, we utilize third party “cloud” computing services in connection with our business operations. Problems faced by us or our third party “cloud” computing or other network providers, including technological or business related disruptions, as well as natural disasters, cybersecurity threats and regulatory interference, could adversely impact the experience of our members.

We and others are subject to a variety of laws, regulations, or industry standards, including with respect to cybersecurity, that may have a material adverse effect on our business, results of operations, or financial condition

On March 9, 2022, the SEC issued a proposed rule intended to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by public companies, such as us, that are subject to the reporting requirements of the Securities Exchange Act of 1934. The proposed rule would require current reporting about material cybersecurity incidents and periodic disclosures about policies and procedures to identify and manage cybersecurity risks, management’s role in implementing cybersecurity policies and procedures, and the board of directors’ cybersecurity expertise and its oversight of cybersecurity risk.

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

As of March 31, 2022, we had cash and cash equivalents of $156.7 million.

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

10.7* ++	Amendment No. 2, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center.
10.8*	Employment Agreement for Dr. Steen Lisby, effective as of August 1, 2017.

10.9*	Amendment to Employment Agreement for Dr. Steen Lisby, effective as of June 1, 2020.
10.10*	Employment Agreement for Dr. Vignesh Rajah, effective as of June 2, 2020.
10.11*	Amendment to Employment Agreement for Dr. Vignesh Rajah, effective as of March 10, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	Furnished herewith.

++	Portions of the exhibit have been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: May 9, 2022	By:	/s/ Thomas Gad
Name: Thomas Gad
Title:Founder, President, Interim Chief Executive
Officer and Head of Business Development and Strategy
(Principal Executive Officer)

Dated: May 9, 2022	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)