Form 10-Q
period 2022-09-30
Y-mAbs Therapeutics, Inc.
filed 2022-11-07
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 43,668,130 shares of Common Stock ($0.0001 par value) outstanding as of November 2, 2022.

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

These risks are discussed more fully below under “Risk Factors” and include, but are not limited to, the following:

●	We may not be able to successfully commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States or in any other jurisdictions where we may receive marketing approval in the future;
●	We may not be able to successfully implement our business model and our plans to obtain regulatory approval and develop and commercialize omburtamab, and other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval may not be realized;
●	We may not be successful in obtaining approval of our biological license application, or BLA, for omburtamab, or a priority review voucher, or PRV, for omburtamab and expectations with respect to the commercial value from any such PRV may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA, omburtamab and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA, omburtamab or any current or future product candidate for which we may receive marketing approval may not be realized;
●	Expectations with respect to our ongoing and future clinical trials for DANYELZA and omburtamab and other product candidates, whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and the expected dates of BLA submission and potential approval by the United States Food and Drug Administration, or FDA, and equivalent foreign regulatory authorities;
●	Our ability to manage our business, operations and clinical development plans and timelines have been and could be further adversely affected by the effects of health epidemics, including the COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, or CMOs, contract research organizations, or CROs, shippers and others;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	Expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	We are dependent on our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the 2015 MSK License Agreement (as amended), or MSK License Agreement, the 2020 SADA Technology License Agreement, or SADA License Agreement, and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;

●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates and evaluate future product candidates, and programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by the global COVID-19 pandemic, including the pace of commercialization of DANYELZA;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by macroeconomic conditions, such as rising inflation, uncertain global financial markets, supply chain disruptions, and by geopolitical events, including the recent global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia;
●	We currently depend on a small number of third party CMOs and expect it would be difficult to find a suitable replacement for the complex and difficult manufacture of our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to develop omburtamab in a timely manner or to continue to sell DANYELZA;
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products; and
●	Other risks and uncertainties described in the section herein entitled “Risk Factors.”

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,526	$181,564
Accounts receivable, net	9,251	7,712
Inventories	6,242	5,512
Other current assets	3,225	7,473
Total current assets	133,244	202,261
Property and equipment, net	1,372	1,847
Operating lease right-of-use assets	2,169	3,842
Intangible assets, net	1,530	1,663
Other assets	5,600	3,170
TOTAL ASSETS	$143,915	$212,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$13,723	$13,552
Accrued liabilities	17,092	12,540
Operating lease liabilities, current portion	1,200	1,783
Total current liabilities	32,015	27,875
Accrued milestones	2,250	2,100
Operating lease liabilities, long-term portion	1,019	1,851
Other liabilities	733	851
TOTAL LIABILITIES	36,017	32,677
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 43,668,130 and 43,694,716 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid in capital	540,392	519,206
Accumulated other comprehensive income	4,702	1,371
Accumulated deficit	(437,200)	(340,475)
TOTAL STOCKHOLDERS’ EQUITY	107,898	180,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$143,915	$212,783

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUES
Product revenue, net	$12,537	$8,965	$32,820	$23,299
License revenue	—	—	1,000	2,000
Total revenues	12,537	8,965	33,820	25,299
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,475	550	5,447	843
License royalties	—	—	100	210
Research and development	22,453	23,131	71,785	64,488
Selling, general, and administrative	13,626	13,988	50,146	39,433
Total operating costs and expenses	38,554	37,669	127,478	104,974
Loss from operations	(26,017)	(28,704)	(93,658)	(79,675)
OTHER INCOME / (LOSS), NET
Gain from sale of priority review voucher, net	—	—	—	62,010
Interest and other loss	(1,509)	(154)	(3,067)	(717)
NET LOSS	$(27,526)	$(28,858)	$(96,725)	$(18,382)
Other comprehensive income
Foreign currency translation	1,598	238	3,331	751
COMPREHENSIVE LOSS	$(25,928)	$(28,620)	$(93,394)	$(17,631)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.66)	$(2.21)	$(0.43)
Weighted average common shares outstanding, basic and diluted	43,718,351	43,598,350	43,715,451	43,019,217

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878		107,725	—	—	107,725
Exercise of stock options	46,000	—	110	—	—	110
Stock-based compensation expense	9,094	—	4,698	—	—	4,698
Foreign currency translation	—	—	—	435	—	435
Net loss	—	—	—	—	33,413	33,413
Balance March 31, 2021	43,548,419	$4	$504,091	$(91)	$(251,787)	$252,217
Exercise of stock options	28,332	—	131	—	—	131
Stock-based compensation expense	199	—	4,827	—	—	4,827
Foreign currency translation	—	—	—	78	—	78
Net loss	—	—	—	—	(22,937)	(22,937)
Balance June 30, 2021	43,576,950	$4	$509,049	$(13)	$(274,724)	$234,316
Exercise of stock options	66,160	—	248	—	—	248
Stock-based compensation expense	806	—	4,901	—	—	4,901
Foreign currency translation	—	—	—	238	—	238
Net loss	—	—	—	—	(28,858)	(28,858)
Balance September 30, 2021	43,643,916	$4	$514,198	$225	$(303,582)	$210,845

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	16,000	—	32	—	—	32
Stock-based compensation expense	7,449	—	5,091	—	—	5,091
Foreign currency translation	—	—	—	311	—	311
Net loss	—	—	—	—	(28,068)	(28,068)
Balance March 31, 2022	43,718,165	$4	$524,329	$1,682	$(368,543)	$157,472
Stock-based compensation expense	1,873	—	13,633	—	—	13,633
Foreign currency translation	—	—	—	1,422	—	1,422
Net loss	—	—	—	—	(41,131)	(41,131)
Balance June 30, 2022	43,720,038	$4	$537,962	$3,104	$(409,674)	$131,396
Exercise of stock options	4,000	—	52	—	—	52
Stock-based compensation expense	1,979	—	3,341	—	—	3,341
Retirement of treasury shares – refer to Note 10	(57,887)	—	(963)	—	—	(963)
Foreign currency translation	—	—	—	1,598	—	1,598
Net loss	—	—	—	—	(27,526)	(27,526)
Balance September 30, 2022	43,668,130	$4	$540,392	$4,702	$(437,200)	$107,898

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,725)	$(18,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	—	(62,010)
Depreciation and amortization	609	491
Stock-based compensation	22,065	14,426
Foreign currency and other transactions	3,698	751
Changes in assets and liabilities:
Accounts receivable, net	(1,539)	(7,264)
Inventories	(730)	(4,787)
Other current assets	2,919	4,930
Other assets	(2,430)	(1,461)
Accounts payable	171	1,652
Accrued liabilities and other	4,702	2,961
NET CASH USED IN OPERATING ACTIVITIES	(67,260)	(68,693)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(512)
Net proceeds from sale of priority review voucher	—	62,010
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	61,498
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	107,725
Proceeds from exercised stock options	84	489
NET CASH PROVIDED BY FINANCING ACTIVITIES	84	108,214
Effect of exchange rates on cash and cash equivalents	138	77
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,038)	101,096
Cash and cash equivalents at the beginning of period	181,564	114,634
Cash and cash equivalents at the end of period	$114,526	$215,730

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Intangible assets acquisition in accrued milestones	$1,500	$—
Right-of-use assets obtained in exchange for lease obligations	347	—
Acquisition of treasury shares upon repayment of secured promissory note – refer to Note 10	963	—

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $437,200,000 as of September 30, 2022 and $340,475,000 as of December 31, 2021. Through September 30, 2022, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the DANYELZA PRV.

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

As of September 30, 2022, the Company had cash and cash equivalents of $114,526,000, and as of December 31, 2021 the Company had cash and cash equivalents of $181,564,000. As of the issuance date of the consolidated financial statements for the third quarter ended September 30, 2022, the Company expects that its cash and cash equivalents at September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Quarterly Report on Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, any other interim periods, or any future year or period. The December 31, 2021 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a treasury money market fund, which is unrestricted as to withdrawal or use. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company maintains cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. The Company does not anticipate any losses with respect to such cash balances.

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

The Company has not experienced any write-offs related to its customers and has not recognized any allowance for doubtful accounts nor reversed any allowances in the nine months ended September 30, 2022.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national specialty distributors in the United States. As of September 30, 2022, the receivables balances from such distributors totaled 99% of the Company’s outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventory

The Company values its inventories at the lower of cost or net realizable value on a first-in, first-out basis. The Company’s inventory cost includes amounts related to materials, third party contract manufacturing, third party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Raw and intermediate materials that may be utilized for both commercial and clinical programs are identical and given the alternative future use such amounts are initially classified as inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an alternative future use.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. Other than the $1,200,000 recorded in the three and nine months ended September 30, 2022, as discussed further in NOTE 6—

INVENTORIES, there were no other material inventory write-downs in the three and nine months ended September 30, 2022.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$105,274	$—	$105,274
Total	$—	$105,274	$—	$105,274

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$166,729	$—	$166,729
Total	$—	$166,729	$—	$166,729

During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2, and Level 3.

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

License revenue

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. As part of this agreement, the Company received and recognized a non-refundable up-front fee of $2,000,000 for the transfer of the license and know-how related to the product indications during the nine month period ended September 2021. The Company may also receive regulatory-based milestone payments up to an aggregate of $3,000,000. In April 2022, the Company received the first of these milestone payments, a non-refundable fee of $1,000,000 that was payable upon submission by the Company for the updated FDA BLA dossier for DANYELZA. In addition, the Company is entitled to royalties based upon the net sales generated by Adium related to the product in Latin America. The Company considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. The future potential regulatory milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the regulatory milestones constraint, the Company determined that the achievement of such milestones are contingent upon regulatory approvals which are not within the Company’s control and therefore not deemed probable. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the related sales occur or the milestone is achieved. The Company reevaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and revenue will be recognized.

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

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $12,537,000 and $32,820,000 for the three and nine months ended September 30, 2022, and $8,965,000 and $23,299,000 for the three and nine months ended September 30, 2021.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks, discounts and distribution-related fees with contractual right of offset are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of September 30, 2022, the Company had recorded accounts receivable allowances of approximately $734,000 and accrued liabilities of $2,451,000 related to product sales during the nine months ended September 30, 2022. As of December 31, 2021, the Company had recorded accounts receivable allowances of approximately $486,000 and accrued liabilities of $2,615,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance, December 31, 2021	$13	$3,027	$61	$3,101
Current provisions relating to sales in current year	65	3,459	379	3,903
Payments/credits relating to sales in current year	(59)	(2,653)	(398)	(3,110)
Change in estimate	—	(709)	—	(709)
Balance, September 30, 2022	$19	$3,124	$42	$3,185

Substantially all of the Company’s product sales were in the United States. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2022 and September 30, 2021. McKesson and AmerisourceBergen accounted for 78% and 14%, respectively, of the Company’s gross product revenue for the three months ended September 30, 2022. McKesson and AmerisourceBergen accounted for 66% and 24%, respectively, of the Company’s gross product revenue for the three months ended September 30, 2021. McKesson and AmerisourceBergen accounted for 69% and 16%, respectively, of the Company’s gross product revenue for the nine months ended September 30, 2022. McKesson and AmerisourceBergen accounted for 73% and 17%, respectively, of the Company’s gross product revenue for the nine months ended September 30, 2021.

During the quarter and nine months ended September 30, 2022 the Company recorded a change in estimate resulting in a benefit of $709,000 as the Company assessed claims data and reserves for historical earned periods.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)

Net income /(loss) (numerator)	$(27,526)	$(28,858)	$(96,725)	$(18,382)
Weighted-average shares (denominator), basic and diluted	43,718	43,598	43,715	43,019
Basic net income / (loss) per share	$(0.63)	$(0.66)	$(2.21)	$(0.43)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options outstanding and unvested restricted stock units (“RSUs”) totaled 7,119,332 shares as of September 30, 2022 and 5,832,317 shares as of September 30, 2021.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw Materials	1,500	—
Work In Progress	8,870	4,741
Finished Goods	1,088	771
Total Inventories	$11,458	$5,512

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	September 30, 2022	December 31, 2021
CURRENT ASSETS
Inventories	$6,242	$5,512
Total recorded in Current Assets	6,242	5,512

NONCURRENT ASSETS
Other assets	5,216	—
Total recorded in Noncurrent Assets	5,216	—
Total Inventories	$11,458	$5,512

As of September 30, 2022, the Company has classified $1,500,000 of raw material and $3,716,000 of work in progress inventories as noncurrent assets based on its current demand schedule and expectation that such inventory will be utilized in excess of one year from the balance sheet date. Changes in noncurrent assets are reflected on the consolidated statements of cash flows within the caption of other assets.

During the three and nine months ended September 30, 2022, the Company recorded a $1,200,000 charge in cost of goods sold related to a batch planned for commercial use that did not meet our quality specifications.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net as of September 30, 2022 totaled $1,530,000 and related to capitalized milestone payments accrued following FDA approval and commercialization of DANYELZA. The intangible assets net book value as of September 30, 2022 is net of $270,000 of accumulated amortization.

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

NOTE 8—ACCRUED LIABILITIES

Accrued short-term liabilities as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021

Accrued licensing milestone and royalty payments	$1,593	$3,090
Accrued clinical costs	985	915
Accrued compensation and board fees	4,073	1,877
Accrued manufacturing costs	6,466	2,622
Accrued sales reserves	2,451	2,615
Other	1,524	1,421
Total	$17,092	$12,540

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements, as previously disclosed in the Company’s Annual Report on Form 10-K, are the MSK License Agreement and the CD33 License Agreement. In addition, the Company entered into the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. Through a 2019 Settlement and Assumption and Assignment Agreement and Y-mAbs Sublicense Agreement (“SAAA”) with MabVax, Inc. (“MabVax”) and MSK, the Company has established a direct license (“MabVax Agreement”) with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax Agreement and SADA License Agreement, collectively.

The Company has the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the three and nine months ended September 30, 2022 and 2021, and as of December 31, 2021 (in thousands):

							Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Expense	Expense	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Nine months	Nine months	Three months	Nine months	Three months	Nine months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	September	September	September	September	September	September	September	September	December	December
Agreements	2022	2021	2022	2022	2021	2021	2022	2022	2021	2021
MSK	$ 2,871	$ 1,480	$ 753	$ 2,513	$ 321	$ 531	$ 828	$ 1,950	$ 1,486	$ 1,650
CD33	—	100	—	—	—	—	150	300	—	450
MabVax	—	10	10	10	—	10	10	—	—	—
SADA	1,000	1,000	—	—	—	—	605	—	1,605	—

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

For the three months ended September 30, 2022 and 2021, the Company incurred research and development expenses of $458,000 and $833,000, respectively, under these agreements. For the nine months ended September 30, 2022 and 2021, the Company incurred research and development expenses of $1,505,000 and $2,728,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has established a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The original term of the lease was two years from the commencement date of August 31, 2020, which was subsequently extended to December 2022. The extension resulted in an immaterial impact to the underlying right of use asset and lease liability. Upon the lease commencement date, the Company recorded $3,617,000 as right of use asset and $2,679,000 as lease liability with the difference of $938,000 resulting from certain prepayments and other costs incurred. The Company pays equal monthly installments of approximately $117,000 in additional access fees through December 2022 resulting in total payments of approximately $350,000 remaining under the extended agreement.

In February 2019, the Company entered into a lease agreement in connection with its 4,548 square feet laboratory in New Jersey. In December 2019, the Company expanded the space with an additional 235 square feet. The original term of the lease was three years from the date the Company occupied the premises, with an option to extend for an additional two years which expires in January 2024, which the Company exercised and has included in the determination of the related lease liability. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000.

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is six years from the date the Company began to occupy the premises and expires in April 2024. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000, which are recognized on a straight-line basis.

Total operating lease costs were $721,000 and $644,000 for the three months ended September 30, 2022 and 2021, respectively, and $2,127,000 and $1,936,000 for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, the operating lease expenses were recorded as $657,000 in research and development expense and $64,000 in general and administrative expense. For the three months ended September 30, 2021, the expenses were recorded as $584,000 in research and development expense and $60,000 in general and administrative expense. For the nine months ended September 30, 2022, the expenses were recorded as $1,937,000 in research and development expense and $190,000 in general and administrative expense. For the nine months ended September 30, 2021, the expenses were recorded as $1,758,000 in research and development expense and $178,000 in general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022 was $481,000 and $1,689,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2021 was $548,000 and $1,641,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Operating Leases
at September 30, 2022
Remainder of 2022	$554
Years ending December 31,
2023	958
2024	482
2025	383
Total lease payments	2,377
Less: Imputed interest	(158)
Total operating lease liabilities as of September 30, 2022	$2,219

Maturities of operating leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
Years ending December 31,	at December 31, 2021
2022	$1,953
2023	1,025
2024	550
2025	445
Total lease payments	3,973
Less: Imputed interest	(339)
Total operating lease liabilities as of December 31, 2021	$3,634

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted average remaining lease term is 2.18 years and the weighted average discount rate used to determine the operating lease liability was 6.8%. As of December 31, 2021, the weighted average remaining lease term was 2.62 years and the weighted average discount rate used to determine the operating lease liability was 6.5%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Møller stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which includes salary and certain benefits continuation. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation expense charge of $9,286,000 that the Company recognized in nine months ended September 30, 2022 as there is no longer a service condition related to such awards. The total charge of $10,875,000 related to executive management change was recorded in selling, general and administrative expenses during the nine months ended September 30, 2022. The Company entered into a separation agreement with Dr. Møller in September 2022, which resulted in de minimis incremental charge.

Legal Matters

We have been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of our stockholders, Deborah Donoghue and in a related lawsuit filed in the U.S. District Court, Southern District of New York, on October 10, 2022 by one of our stockholders, Mark Rubenstein. The suits name our President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of our board of directors, Mr. Thomas Gad as an additional defendant, and they seek to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving our common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit by Ms. Donoghue. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. As a result, the lawsuit by Ms. Donoghue has entered the discovery phase. Mark Rubenstein is represented by the same lawfirm as was Ms. Donoghue. Mr. Rubenstein had sought to intervene to continue the litigation instigated by Ms. Donahue on her passing, but was denied by the court. We are of the opinion that the claims are without merit and intend to maintain this position in the proceedings. In addition, we have been informed by Mr. Gad that he also believes the claims are without merit, that he has strong defenses against such claims and that he intends to vigorously defend the actions. We have assessed the proceedings and do not believe that it is probable that a gain or a liability will be realized by us. As a result, we did not record any loss or gain contingencies for this matter.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2022 and December 31, 2021, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,668,130 shares of its common stock as of September 30, 2022 and 43,694,716 shares of its common stock as of December 31, 2021.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2022 or December 31, 2021.

Stock grant agreements with non-employees

In April 2020, in connection with the SADA License Agreement, the Company entered into certain stock grant agreements pursuant to which it agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform (the “SADA Technology”) licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, during the nine months ended September 30, 2022, the non-employee researchers vested in an additional 20% of the awards. Therefore, as of September 30, 2022, the two non-employee researchers have vested in 80% of the total grant with the remaining 20% vesting on the anniversary date of the agreement in April 2023. The unvested shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. In April 2020, the Company recognized $7,376,000, the fair value of the issued shares on the grant date, within research and development expense. There is no future expense related to these awards.

In July 2020, pursuant to the stock grant agreements, the Company also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three year Secured Promissory Note, which matures in April 2023. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans with interest rates that are at market. In July 2022, one of the researchers repaid their Secured Promissory Note and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that were pledged as part of their security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share closing price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. The other loan is recorded at amortized cost, which approximates fair value due to the maturity dates of the loan. The remaining loan is included in other current assets on the Company’s Consolidated Balance Sheets as of September 30, 2022 and both loans are included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2021.

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

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Plan, which became effective upon the Company’s initial public offering in September 2018 and which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan, are reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year. The exercise price of options granted under the plans must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule specified in the grant agreements, which is generally between one and four years and generally become immediately exercisable upon the occurrence of a change in control, as defined.

Stock Option Valuation

For the three month periods ended September 30, 2022 and 2021, stock-based compensation for stock option grants were $3,257,000 and $4,829,000, respectively, for options granted to employees and directors. For the three months ended September 30, 2022, the expenses were recorded as $1,801,000 in research and development expense and $1,456,000 in selling, general, and administrative expense. For the three months ended September 30, 2021, the expenses were recorded as $1,827,000 in research and development expense and $3,002,000 in selling, general, and administrative expense.

For the nine month periods ended September 30, 2022 and 2021, stock-based compensation for stock option grants were $21,822,000 and $14,209,000, respectively, for options granted to employees and directors. Stock-based compensation during the nine months ended September 30, 2022 includes $9,286,000 related to the departure of the former Chief Executive Officer, which was recorded upon his separation in the second quarter of 2022 based on the terms of his service agreement and is further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. For the nine months ended September 30, 2022, the expenses were recorded as $5,582,000 in research and development expense and $16,240,000 in selling, general, and administrative expense. For the nine months ended September 30, 2021, the expenses were recorded as $5,271,000 in research and development expense and $8,938,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2021	6,687,128	$22.43	$26,412	7.21
Granted	635,000	11.42
Exercised	(20,000)	4.22
Forfeited	(218,361)	29.27
Outstanding and expected to vest at September 30, 2022	7,083,767	$21.28	$23,619	6.70
Exercisable at September 30, 2022	4,556,127	$18.95	$21,543	5.55

The weighted average fair value of stock options granted for the three months ended September 30, 2022 and 2021 was $10.14 and $20.19, respectively. There were 210,000 and 102,000 stock options granted for the three months ended September 30, 2022 and 2021, respectively.

The weighted average fair value of stock options granted for the nine months ended September 30, 2022 and 2021 was $7.88 and $20.85, respectively. There were 635,000 and 311,000 stock options granted for the nine months ended September 30, 2022 and 2021, respectively.

Options granted in the three and nine months ended September 30, 2022, have a maximum contractual term of ten years.

During the second quarter of 2022, 255,000 options were granted to senior executives and certain other employees under a retention program for their continued service to the Company over the next two years from the grant date. The options granted under the retention program have a vesting schedule in which 50% vest on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date, provided in each case that the recipient remains an employee of the Company through each vesting date. The expected term for the options granted under the retention program was 5.75 years and the risk-free interest rate was approximately 2.8%. The remaining 170,000 options granted in the second quarter of 2022, have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remain an employee of the Company through each vesting date. The expected term of those options was 6.25 years and the risk-free interest rate was approximately 2.8%.

The above noted retention program also included a cash bonus payable to the same senior executives and other employees that is payable on the anniversary of the grant date provided that the respective recipient remains an employee of the Company through such date and subject further to the achievement by such date of the Company’s product candidate omburtamab having received marketing approval by the FDA. The Company did not record compensation expense related to the cash retention program in the three and nine months ended September 30, 2022, as the payment will not be deemed probable until the Company receives FDA approval for omburtamab. The aggregate value of the cash bonus portion of the retention program is $1,091,000 as of September 30, 2022.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, the Company estimates its expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on shares of its common stock and does not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the three and nine months ended September 30, 2022.

As of September 30, 2022, the Company had $25,520,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.47 years. As of September 30, 2021, the Company had $44,357,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.61 years.

Restricted Stock Unit Activity

For the three months ended September 30, 2022 and September 30, 2021, stock-based compensation for restricted stock unit grants was $84,000 and $72,000, respectively. For the three months ended September 30, 2022, the expenses were recorded as $74,000 in research and development expense and $10,000 in selling, general, and administrative expense. For the three months ended September 30, 2021, the expenses were recorded as $63,000 in research and development expense and $9,000 in selling, general, and administrative expense.

For the nine months ended September 30, 2022 and September 30, 2021, stock-based compensation for restricted stock unit grants was $242,000 and $217,000, respectively. For the nine months ended September 30, 2022, the expenses were recorded as $215,000 in research and development expense and $27,000 in selling, general, and administrative expense. For the nine months ended September 30, 2021, the expenses were recorded as $194,000 in research and development expense and $23,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2021	28,907	$28.04	1.82
Granted	19,054	9.92
Vested	(11,314)	25.98
Forfeited	(1,082)	29.81
Outstanding and expected to vest at September 30, 2022	35,565	$18.42	2.00

As of September 30, 2022, the Company had $504,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.00 years. As of September 30, 2021, the Company had $631,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.91 years.

NOTE 12—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, the MabVax Agreement and various other supporting agreements with MSK, the Company has expensed costs in the total amount of $1,221,000 and $1,154,000 in the three months ended September 30, 2022 and 2021, respectively, for milestones, minimum royalties, and research and development costs. The Company expensed costs in the total amounts of $4,028,000 and $3,259,000 in the nine months ended September 30, 2022 and 2021, respectively, under these agreements with MSK. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for additional details on the Company’s agreements with MSK. As of September 30, 2022, the Company had a total of $275,000 recorded as accounts payable and $4,486,000 as accrued liabilities, thereby totaling $4,761,000 due to MSK. As of December 31, 2021, the Company had a total of $748,000 recorded as accounts payable, $5,443,000 as accrued liabilities, thereby totaling $6,191,000 due to MSK.

NOTE 13—INCOME TAXES

The Company provided no current and deferred income taxes on net losses of $27,526,000 and $28,858,000 for the three month periods ended September 30, 2022 and 2021, respectively, and net losses of $96,725,000 and $18,382,000 for the nine month periods ended September 30, 2022 and 2021, respectively.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. Unrecognized tax benefits were $0 and $304,000 at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company did not have any interest or penalties accrued related to the total amount of unrecognized tax benefits. The Company’s tax returns for the years 2020, 2019, 2018, and 2017 are open for tax examination by U.S. federal and state and Danish tax authorities. During 2022, the review of the Company’s transfer pricing policies by the Danish Tax Authorities for tax years 2016 through 2020 was completed resulting in no material impacts to the Company’s income tax accounts.

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

NOTE 14—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (“401(k) plan”) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the three or nine months ended September 30, 2022 and 2021.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from the Company’s Danish subsidiary. No contributions from the Danish subsidiary were made for the three and nine months ended September 30, 2022 and 2021. In addition, health insurance benefits for the Company’s Danish employees are fully paid for by such employees. The Company’s Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 15 —GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher, or PRV, to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the FDA of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, the Company retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and once the substantive closing conditions included within the agreement were resolved the Company recognized a net gain of $62,010,000 during the nine months ended September 30, 2021 related to the sale.

The Company did not recognize a corresponding gain during the three and nine months ended September 30, 2022.

NOTE 16 — Subsequent Event

The Company resubmitted its Biologics License Application (“BLA”), to the FDA for radiolabeled 131I omburtamab for central nervous system, leptomeningeal metastases from neuroblastoma in March 2022 and in May 2022, the FDA accepted our BLA for priority review. The FDA set an action date of November 30, 2022 under the Prescription Drug User Fee Act (“PDUFA”), and convened a meeting of its Oncologic Drugs Advisory Committee (the “Advisory Committee”), on October 28, 2022. The Advisory Committee voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The FDA is not bound by the Advisory Committee’s recommendations but generally takes the recommendation into consideration when making its decision, and the Company can provide no assurance that omburtamab will ultimately receive FDA approval.

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

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022 following a series of meetings with the FDA, and in May 2022, the FDA accepted our BLA for priority review. The FDA set an action date of November 30, 2022 under the Prescription Drug User Fee Act, or PDUFA, and convened a meeting of its Oncologic Drugs Advisory Committee, or the Advisory Committee, on October 28, 2022. The Advisory Committee voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The FDA is not bound by the Advisory Committee’s recommendations but generally takes the recommendation into consideration when making its decision, and we can provide no assurance that omburtamab will ultimately receive FDA approval.

Additionally, we are conducting clinical studies with omburtamab in diffuse intrinsic pontine glioma, or DIPG, and desmoplastic small round cell tumor, or DSRCT. We also have two omburtamab follow-on product candidates.

We are advancing a new generation of antibody constructs based on our proprietary SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or SADA Technology, to create SADA constructs. Bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We also refer to the SADA Technology as Liquid RadiationTM. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA constructs and in December 2021 we filed an IND for GD2-SADA. We obtained clearance for the IND in July 2022, and the first clinical site is scheduled to be open during the fourth quarter of 2022. We have secured clinical supplies for a medical radioisotope no-carrier-added, or n.c.a., lutetium-177 from ITM Isotope Technologies Munich SE, or ITM, who will provide its n.c.a. 177Lu for phase 1-3 clinical development of GD2-SADA.

We believe the SADA Technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Based on the Y-BiClone platform, we have a new generation of T cell engaging bispecific antibodies, or BsAbs, that may destroy tumor cells by recruitment of host T cells. Our Y-BiClone format contains two binding arms for the tumor target and two binding arms for T cells. This format was designed to have the smallest binding affinity necessary to recruit T cells. We are advancing a CD33 BsAb for the treatment of hematological cancers expressing CD33, a transmembrane receptor expressed on cells of myeloid lineage, for which we filed an IND in December 2021 and treated the first patients earlier this year. We believe our BsAbs have the potential to result in improved tumor binding, longer serum half-life and significantly greater T cell mediated killing of tumor cells without the need for continuous infusion. Our Phase 2 trial with nivatrotamab, a GD2 BsAb product candidate, for Small Cell Lung Cancer, or SCLC, and our Phase 1/2 trial for the treatment of refractory GD2 positive adult and pediatric solid tumors are in the process of being wound down in order to allow for reallocation of resources to our SADA constructs.

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV which we subsequently sold to United Therapeutics Corporation for a purchase price of $105 million. We paid 40% of the net proceeds from the sale of the PRV to MSK as required under the terms of the MSK License. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and the gain was recognized within “Other Income, Net” on the Consolidated Statements of Net Loss and Comprehensive Loss for the nine months ended September 30, 2021. In the event the FDA approves omburtamab, we expect that we would receive another PRV, and upon a potential sale of such voucher we would be obligated to pay 33% of the net proceeds from such sale to MSK.

As of September 30, 2022, we had an accumulated deficit of $437.2 million. Our net loss was $27.5 million and $96.7 million for the three and nine months ended September 30, 2022, and our net loss was $28.9 million for the three months ended September 30, 2021 and $18.4 million for the nine months ended September 30, 2021. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

•continue to advance our lead product candidates through the regulatory approval process both in the U.S. and internationally;

•continue to advance our other product candidates through pre-clinical and clinical development;

•continue efforts to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;

•initiate pre-clinical studies and clinical trials for any additional product candidates we identify;

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

On April 15, 2020, we entered into the SADA Technology License Agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the year ended December 31, 2021, we made a cash payment in the amount of $1.0 million to MSK and MIT under the agreement. During the nine months ended September 30, 2022 we made another cash payment in the amount of $1.0 million to MSK and MIT under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund $1.5 million in scientific research at MSK over the following three years.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. As of September 30, 2022, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for such royalties as of September 30, 2022.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are approximately $4.7 million and $18.1 million, respectively. Sales based milestone payments, totaling approximately $23.8 million, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company is obligated to make sales-based milestone payments in the total amount up to $60.0 million based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. As of September 30, 2022, we have accrued $0.6 million of the clinical based milestones under the SADA License Agreement which we considered to be estimable and probable and we expect to pay this amount within one year.

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

Recent Developments

Omburtamab BLA and Advisory Committee Meeting

In August 2016, the FDA granted Orphan Drug Designation, or ODD, to omburtamab for NB, and in June 2017, the compound received breakthrough designation for the treatment of pediatric patients with R/R NB who have central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. We submitted a Biologics License Application, or BLA, to the FDA for omburtamab for CNS /LM from NB in August 2020, and received a Refusal-to-File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022 following a series of meetings with the FDA, and in May 2022, the agency accepted our BLA for priority review. The FDA set an action date of November 30, 2022 under the Prescription Drug User Fee Act, or PDUFA, and convened a meeting of its Oncologic Drugs Advisory Committee, or the Advisory Committee, on October 28, 2022. The Advisory Committee voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The FDA is not bound by the Advisory Committee’s recommendations but generally takes the recommendation into consideration when making its decision. It is uncertain, and we can provide no assurance, that omburtamab will ultimately receive FDA approval. We may receive a Complete Response Letter from the FDA for our omburtamab BLA, which would mean that the application is not approvable in its present form and would require resubmission, potentially with additional clinical studies. Depending on the FDA’s decision, we may choose not to pursue development of omburtamab as previously anticipated or at all.

DANYELZA Regulatory Developments

On August 30, 2022, we announced that the Israeli Ministry of Health approved DANYELZA for marketing in Israel. We expect that our partner Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (TSE:4502/NSY:TAK), will commercialize DANYELZA in Israel, under the 2020 exclusive license and distribution agreement with Takeda Israel. On September 26, 2022, we announced that our partner Adium Pharma S.A. submitted a regulatory filing for DANYELZA for the treatment of patients with R/R high-risk NB to the Brazilian Health Regulatory Agency.

Known Trends, Geopolitical Events and Uncertainties

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

We continue to closely monitor the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our operations or those of our third party partners, including our pre-clinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the COVID-19 pandemic, the emergence of new variants of the virus and the actions to contain the coronavirus or treat its impact, among others. The COVID-19 pandemic was limiting certain commercialization efforts for DANYELZA and also led to slower initiation of new clinical trials and a fluctuating rate of recruitment for ongoing clinical trials, which has delayed our clinical development activities and thereby postponed certain accompanying costs.

Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and our financial results may be negatively affected in the future. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect our business.

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded regional or global conflict, which have had and are likely to continue to have, short-term and longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia, and we terminated our clinical trials of DANYELZA in Russia and put on hold our regulatory activities to obtain marketing authorization for DANYELZA in Russia. This has negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. In addition, the war between Russia and Ukraine has had significant ramifications on global financial and energy markets, including volatility in the U.S. and global financial markets, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

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

The recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect demand for our product and our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We may experience increases on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources (especially if inflation rates continue to rise).

Components of Our Results of Operations

Product Revenue

Product revenue consists of sales of DANYELZA.

License Revenue

License revenue consists of payments received for the licensing rights to DANYELZA and omburtamab. Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for additional details.

Operating Costs and Expenses

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of DANYELZA, including materials, third party manufacturing costs, packaging services, freight, labor costs for personnel involved in the manufacturing process, indirect overhead costs, third party royalties payable on our net product revenues and charges for excess and obsolete inventory reserves and inventory write-offs.

Licensing royalties

We have incurred certain third party royalty expenses related to third party licensing revenues, which are included in Licensing royalties.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include, but are not limited to:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreements, or the SRAs, the two CFSAs, the MCTA, and the MDSA, with MSK;

●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical and pre-clinical studies and clinical trials;
●	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials, including manufacturing of validation batches;
●	upfront, milestone and other non-revenue related payments due under our third party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

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

Substantially all of our product sales have been in the United States. We had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and nine months ended September 30, 2022 and September 30, 2021. McKesson and AmerisourceBergen accounted for 78% and 14%, respectively, of our gross product revenue for the three months ended September 30, 2022. McKesson and Cardinal Health accounted for

66% and 24%, respectively, of our gross product revenue for the three months ended September 30, 2021. McKesson and AmerisourceBergen accounted for 69% and 16%, respectively, of our gross product revenue for the nine months ended September 30, 2022. McKesson and Cardinal Health accounted for 73% and 17%, respectively, of our gross product revenue for the nine months ended September 30, 2021.

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

License Revenue

To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If there are multiple distinct performance obligations, we allocate the transaction price to each distinct performance obligation based on our relative standalone selling price. In assessing whether a promised good or service is distinct in the evaluation of a license arrangement subject to ASC 606, we consider factors such as the research, manufacturing and commercialization capabilities of the licensing partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, we combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Amount Change	Percentage Change
	2022	2021	2022 vs. 2021	2022 vs. 2021

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$12,537	$8,965	$3,572%	40
Total revenues	12,537	8,965	3,572	40
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,475	550	1,925	350
Research and development	22,453	23,131	(678)	(3)
Selling, general, and administrative	13,626	13,988	(362)	(3)
Total operating costs and expenses	38,554	37,669	885	2
Loss from operations	(26,017)	(28,704)	2,687	(9)
OTHER INCOME / (LOSS), NET
Interest and other loss	(1,509)	(154)	(1,355)	880
NET LOSS	$(27,526)	$(28,858)	$1,332	(5)

Revenues

We recorded $12.5 million and $9.0 million in net revenues for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by an increase in new US patients in the third quarter of 2022 and also included a $0.7 million benefit related to a change in estimate as discussed further in NOTE 4—PRODUCT REVENUE in the consolidated financial statements included within this quarterly report on Form 10-Q.

Cost of Goods Sold

We began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $2.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase in cost of goods sold was primarily driven by a $1.2 million charge related to a batch that did not meet our quality specifications. Our cost of goods sold includes amounts related to materials, third party contract manufacturing, third party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses. This resulted in inventory being sold during the quarter ended September 30, 2021 for which a portion of the costs had been previously expensed prior to FDA approval. All inventory sold in the quarter ended September 30, 2022 had been produced after we had received FDA approval for DANYELZA.

In addition, in 2016, we expensed $1.2 million of minimum royalties related to DANYELZA prior to commercial launch which were fully creditable against earned royalties in future periods. As a result, there was no royalty expense recorded for the three months ended September 30, 2021. If we had not sold previously expensed inventory and if we had not utilized the minimum royalty credit, our cost of goods sold would have been approximately $1.3 million for the three months ended September 30, 2021.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage
Outsourced manufacturing	$8,459	$7,915	$544%	7
Clinical trials	2,560	3,837	(1,277)	(33)
Outsourced research and supplies	2,158	2,636	(478)	(18)
Personnel costs	4,214	4,092	122	3
Professional and consulting fees	872	775	97	13
Stock-based compensation	1,875	1,890	(15)	(1)
Other	2,315	1,986	329	17
	$22,453	$23,131	$(678)%	(3)

Research and development expenses were $22.4 million for the three months ended September 30, 2022, as compared to $23.1 million for the three months ended September 30, 2021. The $0.7 million decrease reflects decreased spending for clinical trials of $1.3 million, partially offset by increased costs for outsourced manufacturing of $0.5 million, which includes the impact of $2.0 million of naxitamab drug product that was designated for use in clinical trials during the three months ended September 30, 2022.

Selling, General, and Administrative Expenses

Selling, general, and administrative, or SG&A, expenses were $13.6 million for the three months ended September 30, 2022, as compared to $14.0 million for the three months ended September 30, 2021. The $0.4 million decrease in SG&A expenses was primarily attributable to a $2.1 million decrease in salary and stock-based compensation expense, partially offset by $0.7 million increase in commercial expense, $0.4 million increased expense related to vials used under compassionate use programs and $0.4 million increase in legal expenses.

Other Income / (Loss), Net

Interest and other loss for the three months ended September 30, 2022 was $1.5 million as compared to $0.2 million for the three months ended September 30, 2021. Our interest and other loss increased by $1.3 million mainly due to increased foreign currency exchange losses recognized in the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Amount Change	Percentage Change
	2022	2021	2022 vs. 2021	2022 vs. 2021

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$32,820	$23,299	$9,521%	41
License revenue	1,000	2,000	(1,000)	(50)
Total revenues	33,820	25,299	8,521	34
OPERATING COSTS AND EXPENSES
Cost of goods sold	5,447	843	4,604	546
License royalties	100	210	(110)	(52)
Research and development	71,785	64,488	7,297	11
Selling, general, and administrative	50,146	39,433	10,713	27
Total operating costs and expenses	127,478	104,974	22,504	21
Loss from operations	(93,658)	(79,675)	(13,983)	18
OTHER INCOME / (LOSS), NET
Gain from sale of priority review voucher, net	—	62,010	(62,010)	(100)
Interest and other loss	(3,067)	(717)	(2,350)	328
NET LOSS	$(96,725)	$(18,382)	$(78,343)%	426

Revenues

We recorded $32.8 million and $23.3 million in net revenues for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily driven by an increase in new US patients in the third quarter of 2022 and also included a $0.7 million benefit related to a change in estimate as discussed further NOTE 4—PRODUCT REVENUE in the consolidated financial statements included within this quarterly report on Form 10-Q.

In addition, we recorded $1.0 million and $2.0 million in license revenue for the nine months ended September 30, 2022 and 2021, respectively. The license revenue of $1.0 million for the nine months ended September 30, 2022 was recognized upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with the non-refundable license milestone under our sublicense with Adium, and we received this $1.0 million payment in the second quarter of 2022. The license revenue of $2.0 million for the nine months ended September 30, 2021 was attributable to the revenues earned from the entering into of the sublicense agreement with Adium to outlicense DANYELZA and omburtamab in Latin America. As part of this agreement, we received a non-refundable up-front fee of $2.0 million for the transfer of the license and know-how related to the constructs.

We recognized the above referenced license revenue as we determined the license to be distinct from other promises within the arrangement.

Cost of Goods Sold

We began capitalizing inventory costs once DANYELZA was approved by the FDA in November 2020. Cost of goods sold was $5.5 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cost of goods sold was primarily driven by a $1.2 million charge related to a batch that did not meet our quality specifications. Our cost of goods sold includes amounts related to materials, third party contract manufacturing, third party packaging services, freight, labor costs for personnel involved in the manufacturing process, third party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses. This resulted in inventory being sold during the nine months ended September 30, 2021 for which a portion of the costs had been previously expensed prior to FDA approval. All inventory sold in the nine months ended September 30, 2022, was produced after we had received FDA approval for DANYELZA.

In addition, in 2016, we expensed $1.2 million of minimum royalties related to DANYELZA prior to commercial launch which were fully creditable against earned royalties in future periods. As a result, there was no royalty expense recorded for the nine months ended September 30, 2021. If we had not sold previously expensed inventory and if we had not utilized the minimum royalty credit, our cost of goods sold would have been approximately $2.8 million for the nine months ended September 30, 2021.

License Royalties

We incurred license royalty expenses of $0.1 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively related to licensing revenues which is included in Licensing Revenue on the Consolidated Statements of Net Loss and Comprehensive Loss.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	Percentage

	(in thousands)		(in thousands)
Outsourced manufacturing	$27,433	$22,767	$4,666%	20
Clinical trials	7,741	7,016	725	10
Outsourced research and supplies	7,585	8,960	(1,375)	(15)
Personnel costs	14,207	13,052	1,155	9
Professional and consulting fees	2,351	1,832	519	28
Stock-based compensation	5,797	5,465	332	6
Other	6,671	5,396	1,275	24
	$71,785	$64,488	$7,297%	11

Research and development expenses were $71.8 million for the nine months ended September 30, 2022, as compared to $64.5 million for the nine months ended September 30, 2021. The $7.3 million increase reflects a $4.7 million increase related to outsourced manufacturing primarily related to naxitamab inventory vials that were designated for clinical use during the nine months ended September 30, 2022, a $1.6 million increase for personnel costs, inclusive of stock-based compensation and $0.7 million increase in clinical trials, mainly related to omburtamab, partially offset by a $1.4 million decrease in outsourced research and supplies.

Selling, General, and Administrative Expenses

SG&A expenses were $50.1 million for the nine months ended September 30, 2022, as compared to $39.4 million for the nine months ended September 30, 2021. The $10.7 million increase in SG&A expenses was primarily attributable to an $8.9 million increase in severance and share-based compensation expense related to our former Chief Executive Officer as discussed further in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements included within this quarterly report on Form 10-Q, and, to a lesser extent, the launch and commercialization of DANYELZA.

Other Income / (Loss), Net

On December 28, 2020, we announced that we had entered into a definitive agreement to sell our DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, we retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and we recognized a net gain of $62.0 million during the nine months ended September 30, 2021 related to the sale of the PRV. There were no PRV sales during the nine months ended September 30, 2022.

Interest and other loss for the nine months ended September 30, 2022 was a loss of $3.1 million as compared to a loss of $0.7 million for the nine months ended September 30, 2021. Our interest and other loss increased by $2.4 million mainly due to increased foreign currency exchange losses.

Liquidity and Capital Resources

Overview

Except for the quarter ended March 31, 2021, we have incurred significant net operating losses since inception, and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through September 30, 2022 primarily through gross proceeds from the sale of our common stock of $378.8 million in the years 2015 through 2019, and an additional $115.0 million from the sale of our common stock in 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $114.5 million and $181.6 million, respectively. We expect that we may need to raise additional capital to continue funding our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

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

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	Amount	Percentage

	(in thousands)		(in thousands)
Net cash used in operating activities	$(67,260)	$(68,693)	$1,433%	(2)
Net cash provided by investing activities	—	61,498	(61,498)	(100)
Net cash provided by financing activities	84	108,214	(108,130)	(100)
Effect of exchange rates on cash and cash equivalents	138	77	61	79
Net increase / (decrease) in cash and cash equivalents	$(67,038)	$101,096	$(168,134)%	(166)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $67.3 million for the nine months ended September 30, 2022, as compared to net cash used in operating activities of $68.7 million for the nine months ended September 30, 2021. The $1.4 million decrease in cash used in operating activities during the nine months ended September 30, 2022, compared to the corresponding period in 2021, was primarily due to working capital changes of $7.1 million, partially offset by a $5.6 million increased use of cash to fund the net loss, net of non-cash adjustments. The $7.1 million decreased cash used for working capital during the nine months ended September 30, 2022, as compared to the corresponding period in 2021, was driven by an increase in accounts receivable collections of $5.7 million for the nine months ended September 30, 2022.

Net Cash Provided by Investing Activities

We did not generate or use cash for investing activities during the nine months ended September 30, 2022. Net cash provided by investing activities was $61.5 million for the nine months ended September 30, 2021. The net change of $61.5 million was primarily the result of the $62.0 million payment related to our share of the gross proceeds received from the sale of our PRV to United Therapeutics Corporation. For additional information on the PRV sale, please refer to the section entitled “Other Income / (Loss), Net”.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2022, which resulted from proceeds from exercised stock options. Net cash provided by financing activities was $108.2 million for the nine months ended September 30, 2021, which was driven by the net proceeds of $107.7 million received from our public offering in February 2021 and proceeds from exercised stock options of $0.5 million for the nine months ended September 30, 2021.

Funding Requirements

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

We had cash and cash equivalents of $114.5 million as of September 30, 2022. We believe our current cash and cash equivalents are sufficient to fund our operations as currently planned through mid-2024, and have based our estimate of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. This estimate does not include any potential product revenues for omburtamab, if approved, or any potential net proceeds from the potential receipt and sale of a priority review voucher, which we expect would be awarded to us if we receive approval of omburtamab. The estimate assumes a regulatory milestone fee for DANYELZA approval in China, but no new partnerships or other new business development-related sources of income and assumes DANYELZA product revenues increase 10% each year for the purpose of this analysis of runway. We hope to see an entirely different growth rate for DANYELZA in the years to come as we execute our refined commercial strategy and continue to deliver clinical data that could potentially lead to expanded indications and greater physician adoption. This estimate also does not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing agreements, collaborations, joint ventures or investments that we may make. Because of the numerous risks and uncertainties associated with the development and commercialization of naxitamab and omburtamab, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing naxitamab and omburtamab, and conducting pre-clinical studies and clinical trials for our other product candidates;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we may pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs, including the PRV that may be granted by the FDA for omburtamab;
●	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Under the MSK License and the CD33 License we are obligated to (i) make certain payments to MSK, which become due based upon the achievement of the related milestone activities or the passage of time in the event such milestone activities are not achieved, as well as certain sales-related milestones, (ii) pay mid to high single-digit royalties to MSK, on a product-by-product and country-by-country basis, based on net sales of products licensed under the applicable agreement and (iii) pay to MSK a percentage of any sublicense fees received by us. Under the CD33 License, we are obligated to pay annual minimum royalties of $40,000 over the royalty term beginning in 2027, increasing to $60,000 once a patent within the licensed rights is issued. These amounts are non-refundable but are creditable against royalty payments otherwise due under the respective agreements. We are also obligated to pay MSK certain clinical, regulatory and sales-based milestone payments under the MSK License and the CD33 License. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical, regulatory and sales-based milestones potentially due under the MSK License are $2.5 million, $9.0 million and $20.0 million, respectively. In addition, under the CD33 License, we are obligated to make potential payments of $0.6 million, $0.5 million and $7.5 million for clinical, regulatory and sales-based milestones, respectively. We record milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. There are also sales-based milestones, totaling $23.8 million, that become due should we achieve certain amounts of sales of licensed products. In addition, for each SADA construct generated by MSK and sold for the Company by a sublicensee, we are obligated to pay sales milestones in the total amount of $60.0 million based on the achievement of various levels of cumulative net sales by the sublicensee. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for an aggregate total of $1.5 million over the next three years, which we will expense as incurred.

On December 2, 2019, we entered into the Settlement and Assumption and Assignment, or SAAA, of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and MabVax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations by MabVax to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1.4 million, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product, over the royalty term, commencing on the second anniversary of the MabVax/Y-mAbs Sublicense and mid-single-digit royalty payments to MSK on sales. Minimum royalties are non-refundable but creditable against royalty payments otherwise due from us to MSK pursuant to the MabVax/MSK License Agreement. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a percentage of the proceeds from the sale thereof in order that MabVax and MSK each receive the same amount therefrom as envisaged under the MabVax/MSK License Agreement. The MabVax/MSK License Agreement will expire with effect for us, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $114.5 million and $181.6 million, respectively. Due to the nature of our investments in money market funds, the carrying value of our cash equivalents approximate their fair value at September 30, 2022. We currently have, and may, from time to time in the future, cash in banks in excess of FDIC insurance limits. We have not experienced any losses to date. We mitigate our risk by maintaining the majority of our cash and equivalents with high quality financial institutions. Our exposure to changes in the general level of U.S. interest rates is considered immaterial, particularly because our cash equivalents are primarily held in highly rated securities including a Treasury money market fund. Due to the short-term nature of such balances, an immediate 100 basis point change in interest rates would not have any significant effect on the fair market value of cash balances.

Foreign Currency Exchange Risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Danish Kroner (DKK), the currency used in the Kingdom of Denmark, where our wholly owned subsidiary, Y-mAbs Therapeutics A/S, is located. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents denominated in DKK of $0.5 million and $0.9 million, respectively, and an immediate 10% change, respectively, in the DKK to USD exchange rate would not have any material effect on the fair market value of cash balances with the subsidiary.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of our stockholders, Deborah Donoghue and in a related lawsuit filed in the U.S. District Court, Southern District of New York, on October 10, 2022 by one of our stockholders, Mark Rubenstein. The suits name our President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of our board of directors, Mr. Thomas Gad as an additional defendant, and they seek to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving our common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit by Ms. Donoghue. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. As a result, the lawsuit by Ms. Donoghue has entered the discovery phase. Mark Rubenstein is represented by the same lawfirm as was Ms. Donoghue. Mr. Rubenstein had sought to intervene to continue the litigation instigated by Ms. Donahue on her passing, but was denied by the court. We are of the opinion that the claims are without merit and intend to maintain this position in the proceedings. In addition, we have been informed by Mr. Gad that he also believes the claims are without merit, that he has strong defenses against such claims and that he intends to vigorously defend the actions. We have assessed the proceedings and do not believe that it is probable that a gain or a liability will be realized by us. As a result, we did not record any loss or gain contingencies for this matter.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception. Our only product approved for sale is DANYELZA, and we have never generated any substantial revenue from product sales. We expect to incur significant losses for the foreseeable future. We may never achieve or maintain profitability, which may cause the market value of our common stock to decline significantly.

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of September 30, 2022 our accumulated deficit was approximately $437.2 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, and the sale of our PRV granted upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development, and more recently, commercialization of DANYELZA, our only approved product to date and omburtamab. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM CSF, of pediatric patients 1 year of age and older and adult patients with relapsed/refractory, or R/R, high risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. Although in May 2022 our biologic license application, or BLA, for omburtamab was accepted for priority review by the FDA, in October 2022 an Oncologic Drugs Advisory Committee, or Advisory Committee, to the FDA voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. Thus, no assurance can be given that we will receive regulatory approval for the sale of omburtamab or any of our other product candidates in the near term, or at all. While we would expect to be entitled to receive a PRV if the FDA approves the BLA for omburtamab, we can provide no assurance that we will ultimately obtain FDA approval for omburtamab. In the event the FDA ultimately approves omburtamab, we may no longer be eligible to receive a PRV, and even if we receive a PRV, we may not be successful in selling or otherwise realizing the value of any such PRV. Our other product candidates are in the early stages of clinical development or pre clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only approved product for sale is DANYELZA, which received FDA approval on November 25, 2020. We began limited sales and shipments of

DANYELZA in February 2021 and we have not yet generated substantial revenue from product sales, and we do not anticipate generating substantial revenue from product sales until DANYELZA has been on the market for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, commercializing DANYELZA, conducting clinical trials of DANYELZA and omburtamab and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize DANYELZA, omburtamab and our other product candidates.

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

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23.8 million, that become due should we achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA constructs generated by MSK and sold on our behalf by one of our sublicenses, we may pay sales-based milestone payments in the total amount of $60.0 million based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we also committed to fund scientific research at MSK under a Sponsored Research Agreement for $1.5 million. The scientific research took place over a period that commenced in September 2020 and ended in February 2022.

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

These payments could be significant and in order to satisfy our obligations to MSK and MIT, we may be required to use our existing cash, incur debt obligations or issue additional equity securities, any of which may materially and adversely affect our financial position and results of operations.

We will need substantial additional funding until at least such time as we can generate substantial revenue from product sales. If we fail to obtain such additional funding, we may be forced to delay, reduce or eliminate our research and drug development programs or current or future commercialization efforts and our license and other agreements may be terminated.

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials and commercialization of any approved products, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we grow our sales and marketing team to support sale of DANYELZA and conduct clinical trials of, and seek marketing approval for omburtamab and our other product candidates. We expect to incur commercialization expenses, which may be significant, related to product sales, marketing, manufacturing and distribution of DANYELZA. Accordingly, until at least such time as we can generate substantial additional revenues from sales of DANYELZA or our product candidates, if approved, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient amounts of additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

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

We have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R high-risk NB in bone and/or bone marrow and omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. As a result, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, we can provide no assurance that omburtamab will ultimately receive FDA approval. While the FDA is not bound by the Advisory Committee’s recommendations, it generally takes the recommendations into consideration when making its decision, and the Advisory Committee recently convened and voted 16 to 0 that the BLA had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications, including CNS/LM from NB, may also be difficult to assess via current imaging technology and other testing methods, which may lead to inconclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. Any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of omburtamab or our other product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. To date we have not generated substantial revenues from sales of DANYELZA. Although the FDA has accepted our BLA for omburtamab for priority review, there can be no assurance that we will receive approval of our BLA and we may never be able to develop another marketable product. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates including in particular omburtamab. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our other product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

The success of our product candidates in development will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing and reimbursement approvals for our lead product candidates from applicable regulatory authorities;
●	the performance of our future collaborators, if any;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third party raw materials and drug product suppliers and manufacturers;
●	establishment of scaled production arrangements with third party manufacturers to obtain finished products that are appropriately packaged for sale;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;

●	successful launch of commercial sales following any marketing approval including the hiring of a direct salesforce and creation of marketing campaigns;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by physicians and patients, the medical community and third party payors; and
●	our ability to compete with other therapies.

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

Our normal business operations have and may in the future, directly or indirectly, be adversely impacted by the still ongoing global COVID-19 pandemic and resulting macroeconomic conditions. COVID-19 and a future outbreak of any highly infectious or contagious diseases, could materially and adversely affect our operations and have a material impact on our financial position.

The COVID-19 pandemic, and preventative measures taken to contain or mitigate the pandemic have had significant negative impacts on businesses and financial markets worldwide. We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including working from home. Prolonged remote working arrangements could impact employees’ productivity and morale, strain our technology resources and introduce operational risks. Operating requirements may continually change due to the COVID-19 pandemic and we may experience unpredictability in our expenses, employee productivity and employee work culture. Additionally, the risk of cyber-attacks or other privacy or data security incidents may be heightened as a result of our moving increasingly towards a remote working environment, which may be less secure and more susceptible to security breaches.

During 2021, the COVID-19 pandemic was limiting certain commercialization efforts for DANYELZA. Limited hospital access for non patients, social distancing requirements, and precautionary measures due to COVID-19 impacted the ability of our sales personnel to interact in person with customers.

The pandemic also led to slower initiation of new clinical trials and a fluctuating rate of recruitment for ongoing clinical trials, which has delayed our clinical development activities and thereby postponed certain accompanying costs. Our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be further adversely impacted. In addition, some patients may not be able to comply with clinical trial protocols and the ability to conduct follow up visits with treated patients may be limited if patients do not want to participate in follow up visits due to concerns regarding COVID-19 or if quarantines impede patient movement or interrupt healthcare services.

Our clinical development timelines and plans have been and could further be adversely affected by COVID-19, and could be adversely impacted by other health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of CROs, CMOs and other third parties and collaborators upon whom we rely. There may be shortages in the raw materials used in the manufacturing of our product candidates or laboratory supplies for our pre-clinical studies and clinical trials, in each case, because of ongoing efforts to address the outbreak. We cannot assure that the inability to collect such clinical data would not have an adverse impact on our clinical trial results. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 could be adversely impacted.

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

Despite our efforts to manage and mitigate these impacts to our company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this and any other pandemic, as well as third party actions taken to contain its spread and mitigate its public health effects, and the pace of global economic recovery following containment of the spread. In addition, while we cannot predict the impact that COVID-19 will have on our suppliers, vendors and other business partners and each of their financial conditions, any material adverse effects on these parties could adversely impact us. The ultimate impact of this and any other pandemic on our business remains uncertain and the continued spread of COVID-19 may have further adverse impacts on our business, operations, any pending regulatory approvals, supply chain, and financial position.

Furthermore, the COVID-19 pandemic has resulted in significant volatility in the global financial markets, and specifically in the trading prices for our common stock and the shares of other biopharmaceutical and biotechnology companies. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. A recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. The COVID-19 pandemic and related macroeconomic conditions may also exacerbate the other risks discussed in this Quarterly Report on Form 10-Q.

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

The commercial success of DANYELZA and of any future approved products, will depend upon the degree of market acceptance by physicians, patients, third party payors, and others in the medical community.

The commercial success of DANYELZA, and of any future approved products, will depend in part on market acceptance by physicians, patients, third party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If DANYELZA or any future approved products do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of DANYELZA, and of any future product, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product and the prevalence and severity of any side effects;
●	developing processes for the safe administration of our products, including long-term follow-up for all patients who receive the product;
●	the potential advantages of the product compared to competitive therapies;
●	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments and any requirement for in-patient versus out-patient administration;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product;
●	the willingness of the target patient populations to try new therapies and enroll in ongoing clinical trials, and of physicians to prescribe these therapies;
●	relative convenience and ease of administration;
●	availability and amount of coverage and reimbursement from government payors, managed care plans and other third party payors; and
●	the timing of competitive product introductions and other actions by competitors in the marketplace.

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

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any marketing approval include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe DANYELZA or any future approved products, in particular in light of current reduced in-person access to medical institutions and personnel and other significant disruptions to the healthcare system and community due to COVID-19;
●	the lack of complementary drugs to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive offerings;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third party payors and governmental agencies.

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

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against the B7-H3 molecule that is the target of omburtamab. With respect to DANYELZA, which targets GD2 positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, its efforts to develop a humanized version of Unituxin, and its plans to develop Unituxin in R/R NB, DANYELZA faces competition from Qarziba® (dinutuximab beta), a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta) and it is currently being commercialized in Europe and was approved by the EMA to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration (“NMPA”) had granted Qarziba® conditional approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB.

In mainland China, DANYELZA, if approved, will not be the first approved antibody treatment for R/R NB. If approved in Europe, DANYELZA will not be the first approved antibody treatment for R/R NB in Europe. We may not be the first to market in other geographies, which may affect the price or demand for DANYELZA. Similarly, we may not be the first to market for any of our other future products, if approved. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our DANYELZA or for any other future products, if approved. We may not be able to implement our business plan if the acceptance of DANYELZA or for any other future products, if approved, is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our products, or if physicians switch to other new drug or biologic products or choose to reserve our products for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

The market opportunities for DANYELZA and our other product candidates, if approved, may be limited to those patients who are ineligible for or have failed prior treatments and may be small. Also, the market opportunity for DANYELZA and our product candidates, if approved, may be smaller than we expect.

Our current target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by DANYELZA, omburtamab and our other product candidates, which are derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research. The total addressable market opportunity for DANYELZA and any other products we may produce, if approved, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for the relevant product, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, possibly materially, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our current target patient populations are small as we have so far focused our clinical development efforts for DANYELZA and omburtamab on rare pediatric cancers. By way of example, only approximately 700 children are diagnosed with high-risk NB in the United States each year. Even if we obtain significant market share for DANYELZA, or omburtamab or our other product candidates, if approved, because the initial target populations we are seeking to treat are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of DANYELZA or our product candidates, if approved, for front-line and third-line therapy.

DANYELZA is approved only as second-line treatment for patients with R/R high-risk NB in bone and/or bone marrow, and we expect to initially seek approval of our product candidate omburtamab also as second-line therapy for patients who have relapsed from systemic disease. Even if we would seek approval as front-line or third-line therapy for DANYELZA, omburtamab or another product candidate there is no guarantee that any will be approved. In addition, we may have to conduct additional clinical trials prior to gaining approval for front-line or third-line therapy.

The indications we seek to treat have low prevalence and it may be difficult to identify and enroll patients with these diseases. If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the relevant trial until its conclusion. We have experienced and may continue to experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

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

Undesirable side effects caused by DANYELZA, or any other product or product candidate could limit the commercial profile of such product or product candidate or result in significant negative consequences such as a more restrictive label or other limitations or restrictions.

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

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If a product candidate receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product or seize the product;
●	we, or any future collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;
●	regulatory authorities may narrow the indications for use or, as the FDA did in its approval of DANYELZA for the treatment of R/R high-risk NB rather than NB that was not R/R;
●	regulatory authorities may require additional warnings in the labeling, such as a boxed warning, as the FDA did in its approval of DANYELZA, or a contraindication, or impose distribution or use restrictions;
●	we, or any future collaborators, may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
●	we, or any future collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive; and
●	our reputation may suffer.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials of omburtamab, currently ongoing. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of omburtamab, such event could adversely affect our other clinical trials of omburtamab or our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA has set an action date of November 30, 2022 under the Prescription Drug User Fee Act and convened an Advisory Committee, which met on October 28, 2022 and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The FDA is not bound by the Advisory Committee’s recommendations but generally takes the recommendation into consideration when making its decision, and we can provide no assurance that omburtamab will ultimately receive FDA approval. We may receive a Complete Response Letter from the FDA for our omburtamab BLA, which would mean that the application is not approvable in its present form and would require resubmission, potentially with additional clinical studies.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other pivotal trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or conclude that we do not have adequate manufacturing controls or quality systems. For example, as is the case for our BLA for omburtamab, analysis of the clinical data may rely on external control comparator populations to demonstrate efficacy, rather than blinded, placebo-

controlled comparator populations. Data from our clinical trials may therefore be subject to heightened scrutiny regarding potential sources of bias such as treatment-center selection bias or differences in treatment patterns between countries and over time. Furthermore, because our clinical trials typically enroll a small number of patients, statistical analyses may only partially adjust to account for such potential bias. For example, FDA identified key review issues with our BLA for omburtamab, stating that the external control population for our omburtamab BLA is not fit-for-purpose as a comparator and limits the ability to reliably attribute survival differences to omburtamab treatment, that the BLA application does not include reliable response rate data to provide supportive evidence of the treatment effect of omburtamab, and that differences in survival cannot be reliably attributed to omburtamab and provide a large degree of uncertainty regarding whether the observed differences in overall survival between patients treated with omburtamab and external control populations are due to omburtamab or whether they are due to differences in other anticancer treatment, supportive care regimens, unknown differences between the two populations, or a combination of these factors.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Our only approved product DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021. Further, DANYELZA was only approved by the Israeli Ministry of Health in Israel, in August 2022. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully obtain marketing approval for omburtamab or advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	we may not be successful in identifying additional product candidates;

●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	our product candidates may not succeed in pre-clinical or clinical testing;
●	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate may not be accepted as safe and effective by patients, the medical community or third party payors, as applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the US market and the Israeli Ministry of Health in Israel for Israel, no assurance can be given that it will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

If any of our relationships with these third party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and delays and requires management time and focus. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges in the future or that these challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties to manufacture DANYELZA for commercial supply and our product candidates for our ongoing and planned pre-clinical studies and clinical studies. We also are highly dependent on our CMO SpectronRx to perform radiolabeling of our omburtamab product candidate. Our business could be harmed if those third parties fail to provide us with sufficient quantities of DANYELZA or our product candidates, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA.

We do not currently own any facility that may be used for commercial or clinical-scale manufacturing and processing and we rely on outside vendors to manufacture DANYELZA for commercial supply and for supplies and processing of our product candidates for pre-clinical studies and clinical trials. Omburtamab and our other product candidates have only been manufactured or processed on a limited basis and we and our CMO may not be able to continue manufacturing omburtamab or any of our other product candidates. The manufacturing process that we have developed may be more difficult or expensive than other approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different substances that may not be as safe and effective as any substances deployed by our third party research institution collaborators.

To date, we have obtained the active pharmaceutical ingredient, or API, of DANYELZA and omburtamab from a limited number of third party manufacturers. We have engaged a separate third party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of DANYELZA and omburtamab to clinical sites and for commercial use. We do not have a long-term supply agreement with any of these third party API manufacturers, and we purchase our required drug supplies on a purchase order basis.

We rely also on CMOs and third party collaborators for the manufacture of DANYELZA for commercial supply, and we expect that this will be the manufacturing arrangement for any of our other potential products, if approved. If we are unable to establish agreements with CMOs on acceptable terms, or at all, our business and results of operations may be materially adversely affected.

We are highly dependent on our current CMO, EMD/Merck, for the production of omburtamab since this manufacturing process uses a hybridoma cell line in a relatively small scale (200 liters) cGMP manufacturing process. Many manufacturers refuse to allow hybridoma cell lines to be used in their facilities due to the risk of contamination. In addition, the relatively small scale of the cGMP system required for manufacture of omburtamab may increase the risk that we are unable to establish an alternative manufacturing arrangement on commercially reasonable terms because the small scale may lead to less commercially attractive terms for us. We also are highly dependent on our CMO

SpectronRx to perform radiolabeling of our omburtamab product candidate. Our agreement with SpectronRx is due to expire in December 2022 and there can be no guarantee that the agreement will be extended or renewed in a timely manner and on favorable terms, or at all, which could require us to delay the omburtamab launch date (if approved by the FDA at all).

We are subject to the following additional risks with respect to the third party manufacture of our antibody-based cancer treatments:

●	If we need to qualify any new manufacturer of DANYELZA or omburtamab, the respective BLA submissions will need to be amended, and ultimately the FDA must approve any new manufacturer. Any such approval would require new testing, which may include comparability analyses between the biologic substance manufactured for use in prior clinical trials and the biologic substance manufactured by such potential new manufacturer. Any such potential new manufacturer would further need to pass cGMP compliance inspections by the FDA.
●	If we need to qualify any new manufacturer, such third party would have to be educated in, or develop substantially equivalent processes for, production of our product and/or product candidates.
●	Any of our third party manufacturers might be unable to timely manufacture our product and/or product candidates or to produce the quantity and quality required to meet our clinical and commercial needs.
●	Any of our third party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
●	Any of our third party manufacturers may not perform as agreed, according to our schedule or specifications, or at all. Any such third party manufacturer may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or commercial needs.
●	We are exposed to the risk of cross-contamination from other drug substances if more than one product is manufactured at a third party manufacturer’s production facilities.
●	Our third party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third party manufacturers’ compliance with these and or any other applicable regulations and standards, and any of our third party manufacturers could fail to comply with applicable government regulations.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third party manufacturers in the manufacturing process for our products.
●	Any of our third party manufacturers could breach, terminate or choose not to renew their agreement with us at a time that is costly or inconvenient for us.
●	The raw materials and components used to manufacture and process DANYELZA and our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.
●	Any of our third party manufacturers could potentially mislabel commercial or clinical supplies, which may result in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

●	Any of our third party manufacturers could misappropriate our proprietary information, including our trade secrets and know-how, which could lead to weaker intellectual property protection for our portfolio or potentially increased competition if a competitor were to obtain such proprietary information.
●	Our clinical trials may be interrupted if third party suppliers fail to deliver clinical supplies on time, or we may experience lost sales if drug supplies are not distributed to commercial vendors in a timely manner, in each case because of inclement weather, natural or man-made disasters, or other circumstances beyond our control.
●	Any of our third party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. Any shortage in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. We are currently experiencing a shortage in the supply of Iodine-131, one of the components of 131I-omburtamab product candidate, from our single source supplier. This shortage, if not remedied before the commercial launch of 131I-omburtamab, if approved, could adversely affect sales of 131I-omburtamab.

In addition, we have and will continue to rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on us until deficiencies are remedied.

The facilities used by our CMOs to manufacture DANYELZA and our product candidates must be approved by the FDA pursuant to inspections conducted after submittal of a BLA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. DANYELZA and any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There is a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our commercial product and clinical product candidates and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates, such as omburtamab. We do not currently have arrangements in place for redundant supply of DANYELZA and omburtamab and we currently use only a single third party manufacturer for fill-and-finish services for DANYELZA or omburtamab. If any of our current CMOs cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement. The FDA has recently visited and inspected the site of EMD Millipore Corporation (now part of the Merck KGaA group of companies), or EMD/Merck, in Martillac, France, where the omburtamab drug substance is manufactured and Vela Labs, GmbH, and Seibersdorf Labor GmbH in Austria where an analytical release test of omburtamab drug substance is performed and manufacture of clinical and commercial supply is planned. Substantial delays in the approval process, or our inability to obtain approval for any reason for omburtamab would have a material adverse effect upon our business, results of operations and financial condition. The FDA may also decide to inspect the fill and finish site at Patheon/Thermo Fisher in Ferentino, Italy. If the FDA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process. We also expect that the EMA will require an inspection of the manufacturing facilities for omburtamab in connection with our Marketing Authorization Application, or MAA, submission for omburtamab. If the EMA is unable to conclude that these manufacturing facilities are in compliance with cGMP there may be adverse consequences to the approval process, and we may not obtain a MA for omburtamab in Europe on a timely basis or at all. In addition, if the EMA is not able to timely conduct an inspection for any reason, including due to COVID-19 travel restrictions or otherwise, there may be adverse consequences to the approval process, and we may not obtain MAA approval on a timely basis or at all.

We are and will continue to be, reliant in significant part on outside scientists and their third party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of the IND filings and our ability to conduct future planned clinical trials.

We currently have limited internal research and development capabilities. We conduct independent clinical trials and perform pre-clinical research but we also rely on third party research institutions for both clinical trial and pre-clinical research.

Currently, MSK is conducting a clinical trial to address relapsed osteosarcoma using DANYELZA. MSK is also conducting a clinical trial to address desmoplastic small round cell tumors, or DSRCT for our omburtamab product candidate. Under the terms of the MCTA, we are obligated to pay for costs associated with these clinical trials. We are conducting clinical trials at MSK for CNS/LM from NB and diffuse intrinsic pontine glioma, or DIPG for omburtamab.

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

DANYELZA and our product candidates are biologics and the manufacture of DANYELZA and our product candidates is complex. We, or any of our third party manufacturers, may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities. For some reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors. Such difficulties may result in an inadequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Coverage and reimbursement decisions by third party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient coverage and reimbursement for our products, it is less likely that our products will be widely used.

Market acceptance and sales of DANYELZA and any other potential products, if approved, will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels and, in some cases, utilization management strategies, such as tiered formularies and prior authorization. To date, although a number of third party providers have established coverage policies and provided reimbursement for DANYELZA, no third party provider has established coverage policies or provided reimbursement for any of our other product candidates and we cannot assure you that coverage and reimbursement will be readily available for DANYELZA or any products that we develop or that the reimbursement level will be adequate to allow us to operate profitably. Furthermore, we cannot be certain that coverage and reimbursement policies will not reduce the demand for, or the price paid for, our products. If coverage and reimbursement is not available or is available on a limited basis, or if the coverage and reimbursement amount is inadequate, we may not be able to successfully commercialize DANYELZA or any of our other potential products, if approved.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. Although we have received a Biologics License for DANYELZA for R/R high-risk NB in bone and/or bone marrow, we intend to discuss with the FDA submission of additional BLAs for approval of DANYELZA to treat additional indications that currently lack an FDA-approved treatment option. We are currently waiting for the FDA to take action on the BLA that we submitted for omburtamab for the treatment of CNS/LM from NB, and if approved for that indication, despite the recent negative Advisory Committee recommendation with respect to our BLA for omburtamab, we may consider to discuss with the FDA submission of additional BLAs for approval of omburtamab for the treatment of additional indications with high unmet need.

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval of any product candidates for which we seek accelerated approval, such as omburtamab.

We have some, but only limited, experience in completing a submission of a BLA to the FDA, or similar approval submissions to comparable foreign authorities. The FDA issued a Refusal to File letter regarding our original BLA submission for omburtamab, and there can be no guarantee that we will not receive another Refusal to File letter on any future BLA that we may submit. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidatesand the small size of our target patient populations, to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. For example, for product candidates targeting ultra rare diseases, such as CNS/LM from NB, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, the FDA or comparable foreign regulatory authorities may need to exercise flexibility in approving therapies for such diseases.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data, and the use of control groups to support licensure. For example, in connection with our BLA for omburtamab, the FDA convened an Advisory Committee that met on October 28, 2022, which voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The opinion of this and any other Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of omburtamab or other product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of the COVID-19 pandemic;

●	impact of the Russian invasion of Ukraine; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

Our third party research institution collaborators may also experience similar difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates, including omburtamab, could fail to receive marketing approval for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States, the EU or elsewhere;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve any companion diagnostics that may be required in connection with approval of our therapeutic product candidates; and

●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We may decide to voluntarily withdraw our MAA for omburtamab for the treatment of pediatric patients with CNS/LM from NB submitted to EMA, if we determine based on feed-back received from the EMA, that it is unlikely that a continued application process will lead to approval for omburtamab for the treatment of CNS/LM from NB.

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

In June 2017, 131I-omburtamab received BTD for the treatment of pediatric patients with R/R NB who have CNS/LM from NB. We may seek BTD for some or all of our other product candidates, but we may never receive another BTD, or, if received, such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures. BTD does not change the standards for product approval nor assure ultimate approval by the FDA.

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

A drug that receives RPDD before September 30, 2024, will continue to be eligible for a PRV if the drug is approved by the FDA before September 30, 2026. If the BLA for omburtamab is not approved prior to September 30, 2026, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV.

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

Once marketing approval has been granted, as it was for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow up. As of October 1, 2022 we have enrolled 84 patients and we anticipate completing the study no later than by March 31, 2027. Other post-marketing requirements associated with the approval of DANYELZA include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	litigation involving patients taking our drug;
●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of drugs;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	restrictions on coverage by third party payors;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of drugs;
●	drug seizure; or

●	injunctions or the imposition of civil or criminal penalties.

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

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. In some international markets, the government controls the pricing, which can affect the profitability of drugs.

Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third party payors, which may render DANYELZA or our other product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.

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

Our relationships with healthcare providers, physicians and third party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our relationships with healthcare providers, physicians and third party payors are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current and future arrangements with healthcare providers, physicians and third party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute DANYELZA and other our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Successful sales of DANYELZA and our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third party payors. In addition, because DANYELZA and our product candidates represent relatively new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from DANYELZA or our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third party providers have established coverage policies and provided reimbursement for DANYELZA, no third party provider has established coverage policies or provided reimbursement for any of our other product candidates. Even if we obtain coverage for DANYELZA or any other product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

To date DANYELZA has been approved for sale in the United States and Israel only, but we intend to seek approval to market our products in both the United States as well as in additional selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we or our partner holding the approval such, as Takeda Israel, holding the approval of DANYELZA in Israel will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Our commercial success will depend in large part on obtaining and maintaining proprietary rights including patent, trademark and trade secret protection of our products, product candidates and related proprietary technologies, their respective components, formulations, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our products, product candidates and related proprietary technologies is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

We currently depend on proprietary technology licensed from MSK and MIT and may depend on other third party licensors in the future. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from MSK, MIT or other third parties, we may not be able to continue developing our products.

We currently in-license certain intellectual property from MSK and MIT. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid, enforceable or sufficient patents and other intellectual property rights. We have limited control over the manner in which our licensors may initiate an infringement proceeding against a third party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves.

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

We may be unable to acquire or in-license any relevant third party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors to access the same technologies licensed to us. Additionally, we sometimes collaborate with academic and other institutions, such as MSK, to accelerate our pre-clinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates, products and related proprietary technologies. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our own as well as our in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, which may also result in a patent not being issued. We may become involved in opposition, interference, derivation, post grant review, inter partes review, ex-parte re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;

●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2022 through 2037, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We currently conduct a significant portion of our operations in the New York City metropolitan area, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of our region, and doing so may be costly and difficult.

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

We have expanded and continue to expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, clinical operations, regulatory affairs and drug development. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks related to our common stock

Our executive officers, directors and principal stockholders have ownership of a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of September 30, 2022, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 33.54% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,668,130 shares of common stock outstanding as of November 2, 2022. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of November 2, 2022 holders of approximately 2,005,347 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans.

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

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by macroeconomic conditions and by geopolitical events, including the recent global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia.

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

For example, during March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19. The global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act and recent increases to the federal prime interest rate). The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions such as the rate of inflation in the U.S. economy, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States, and submitted a MAA for omburtamab to the EMA in April 2021 for the treatment of pediatric patients with CNS/LM from NB. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG and Adium. Takeda Israel obtained regulatory approval for DANYELZA in Israel in August 2022. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

Our operations, and those of our third party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or the ongoing global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our DANYELZA, omburtamab and our other product candidates including SpectronRx to perform radiolabeling of omburtamab. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Damage or extended periods of interruption to our third party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $3.25 per share and as high as $55.22 per share through November 2, 2022. From November 2, 2021 through November 2, 2022 our stock price has ranged from a low of $3.25 to a high of $28.50. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch and commercialize DANYELZA and any other product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products and product candidates, including the FDA’s decision whether to approve our omburtamab BLA;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our products and product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our products, product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;

●	market conditions and investor sentiment in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, such as an increased rate of inflation, increased cost of goods, supply chain disruptions and uncertain global financial markets, and geopolitical events, such as the conflict between Ukraine and Russia and related sanctions; and
●	the other factors described in this “Risk Factors” section.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business. . Recently, multiple plaintiffs’ law firms publicly issued announcements stating that they are investigating potential securities law claims on behalf of our investors. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us or our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third party litigation, as well as investigations by the SEC, the Nasdaq Global Select Market, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404, if and when applicable, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

We will continue to incur costs associated with satisfying our obligations as public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third party provider. In addition, we utilize third party “cloud” computing services in connection with our business operations. Problems faced by us or our third party “cloud” computing or other network providers, including technological or business-related disruptions, as well as natural disasters, cybersecurity threats and regulatory interference, could adversely impact the experience of our members.

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

To date, we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but our systems and those of our customers and third party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

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

10.1*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan

10.2*	Form of Stock Option Grant Notice and Stock Option Agreement for directors under the 2018 Equity Incentive Plan

10.3*	Separation Agreement and General Release, effective as of September 22, 2022, between Y-mAbs Therapeutics, Inc. and Claus Juan Møller San Pedro

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+ Furnished herewith.
++ Portions of the exhibit have been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: November 7, 2022	By:	/s/ Thomas Gad
Name: Thomas Gad
Title: Founder, President, Interim Chief Executive
Officer and Head of Business Development and Strategy
(Principal Executive Officer)

Dated: November 7, 2022	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)