Form 10-K
period 2022-12-31
Y-mAbs Therapeutics, Inc.
filed 2023-03-30
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2022 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the Nasdaq Global Select Market on such date, was approximately $551 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of March 23, 2023 was 43,677,767.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2023 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Unless expressly indicated or the context requires otherwise, the terms ”Y-mAbs,” "company," "we," "us," and "our" in this document refer to Y-mAbs Therapeutics, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects.

These risks are discussed more fully below under “Risk Factors” and include, but are not limited to, the following:

●	We may not be able to successfully commercialize DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, for the treatment of relapsed/refractory high-risk neuroblastoma in bone and/or bone marrow, in the United States or in any other jurisdictions where we may receive marketing approval in the future;
●	We may not be able to successfully implement our business model and our plans to obtain regulatory approval and develop and commercialize our other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval may not be realized;
●	We may not be successful in obtaining approval of our product candidates and expectations with respect to the commercial value of any of our product candidates may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidate for which we may receive marketing approval may not be realized;
●	Expectations with respect to our ongoing and future clinical trials for DANYELZA and other product candidates, whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties;
●	Expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	We are dependent on our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the 2015 MSK License

Agreement (as amended), or MSK License, the 2020 SADA Technology License Agreement, or SADA License Agreement, and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates and evaluate future product candidates, and programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic or similar health crises, macroeconomic conditions, such as rising inflation, uncertain global financial markets, supply chain disruptions, and by geopolitical events, including the recent global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia;
●	We currently depend on a small number of third-party CMOs and expect it would be difficult to find a suitable replacement for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner; and
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products.

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

Our only approved drug DANYELZA® (naxitamab-gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe and in January 2023, the European Medicines Agency, or EMA, agreed to our proposed Pediatric Investigation Plan, or PIP, for naxitamab.

DANYELZA has been evaluated in a Phase 2 clinical study in front-line NB, a pilot study of chemoimmunotherapy for high-risk NB, and is currently being evaluated in a pivotal-stage multicenter trial (Study 201) which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA, as well as a Phase 2 clinical study in second-line relapsed osteosarcoma patients.

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022 we met with the FDA’s Oncologic Drugs Advisory Committee, or ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In November 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

We are using our proprietary SADA BiDE (2-step Self-Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We have designated GD2-SADA for potential use in GD2-positive solid tumors as our first SADA constructs and filed an Investigational New Drug Application, or IND, for GD2-SADA in December 2021. We obtained clearance for the IND in July 2022. We have secured clinical supplies for a medical radioisotope no-carrier-added, or n.c.a., lutetium-177 from ITM Isotope Technologies Munich SE, or ITM, who will provide its n.c.a. 177Lu for phase 1-3 clinical development of GD2-SADA. We announced our first hematological target CD38-SADA in December 2022, and expect to submit an IND for this construct in 2023. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. The restructuring plan includes a reduction of our workforce by approximately 35% and is expected to be completed by the end of May 2023.

Our mission is to become the global leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

DANYELZA

DANYELZA, our first FDA-approved product is a recombinant humanized immunoglobulin G, subtype 1k, or IgG1κ, monoclonal antibody or mAb that targets ganglioside GD2, which is highly expressed in various neuroectoderm-derived tumors and sarcomas. DANYELZA received regulatory approval by the FDA in November 2020 for the treatment, in combination with GM-CSF, of pediatric patients 1 year of age and older and adult patients with R/R high-risk NB in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021. Sales of DANYELZA for the years ended December 31, 2022 and 2021 were $49.3 million and $32.9 million. In July 2021, SciClone Pharmaceuticals International Ltd., or SciClone, submitted a BLA for DANYELZA for the treatment of patients with R/R high-NB to the National Medical Products Administration, or NMPA, of China and the BLA was approved in December 2022.

In addition, DANYELZA is currently being studied in several clinical trials, including a pivotal-stage multicenter trial (Study 201) which is also designed to satisfy the confirmatory study and post-marketing requirements by the FDA, and a Phase 2 clinical trial (Study 15-096) for relapsed osteosarcoma. DANYELZA was also studied in a Phase 2 clinical trial (Study 16-1643) in front-line NB and a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB.

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

Other than DANYELZA, there are no FDA-approved therapies for primary refractory or second-line pediatric NB patients. DANYELZA has also received orphan drug designation, or ODD, and rare pediatric disease designation, or RPDD, from the FDA for the treatment of NB. In addition, DANYELZA has received breakthrough therapy designation, or BTD, in combination with GM-CSF, for the treatment of high-risk NB refractory to initial therapy or with incomplete response to salvage therapy in patients greater than 12 months of age with persistent, refractory disease limited to bone marrow with or without evidence of concurrent bone involvement. In 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB, and in 2023 the EMA agreed to the Company’s proposed PIP for naxitamab.

While our current clinical efforts for DANYELZA are focused on rare pediatric cancers, we believe that we can potentially expand its application to the treatment of adults with cancers that express GD2. We estimate that there were more than 200,000 new adult patients diagnosed with GD2-positive cancers in the United States in 2022.

Omburtamab

Omburtamab is a murine monoclonal antibody that targets B7-H3, an immune checkpoint molecule that is widely expressed in tumor cells of several cancer types, including pediatric CNS/LM from NB. 131I-omburtamab, which is omburtamab radiolabeled with Iodine-131, has been studied in several clinical trials including development Study 101 and Study 03-133 for the treatment of pediatric patients who have CNS/LM from NB. An analysis of 107 patients with pediatric CNS/LM from NB who were treated with 131I-omburtamab in Study 03-133 demonstrated a median overall survival, or OS, of 50.8 months, as compared to historical median OS of approximately six to nine months. 131I-omburtamab has received ODD and RPDD from the FDA for the treatment of NB, and BTD for the treatment of pediatric patients who have CNS/LM from NB. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022 we met with the U.S. Food and Drug Administration, or FDA, and the ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In November 2022, we received a CRL for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

As part of the restructuring plan, we also deprioritized 124I-omburtamab , which is omburtamab radiolabeled with Iodine-124, that was being studied for the treatment of Diffuse Intrinsic Pontine Glioma, or DIPG, and 131I-omburtamab that was being studied for the treatment of Desmoplastic Small Round Cell Tumors, or DSRCT.

Our Phase 1 multicenter study for 177Lu-omburtamab-DTPA, for the treatment of medulloblastoma, and our Phase 1 multicenter study with 177Lu-omburtamab-DTPA targeting B7-H3 positive CNS/LM tumors in adults were also deprioritized in 2022.

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

We are using the SADA Technology to advance a series of antibody constructs based on the SADA technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We have designated GD2-SADA for potential use in GD2-positive solid tumors as our first SADA construct and filed an IND for GD2-SADA in December 2021. We obtained clearance for the IND in July 2022. The first clinical sites were activated in November 2022, and MSK opened in March 2023. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Overview of Active INDs

The table below sets forth our product candidates, date of the initial submission of the IND to the FDA, as well as the current sponsor, the subject matter and the current status of each such IND.

	Date of	Current	Subject Matter
Product Candidate	Initial Submission	Sponsor	of IND	Current Status
DANYELZA	June 14, 2011	MSK	NB and other GD2-positive tumors	Clinical trials completed

DANYELZA	September 5, 2017	Y‑mAbs	Pediatric NB	Clinical trials ongoing

GD2-SADA	December 30, 2021	Y-mAbs	GD2-positive tumors solid	Clinical trial ongoing

Omburtamab* (131I‑omburtamab and 124I‑omburtamab)	September 22, 2000	Y‑mAbs (MSK original sponsor)	CNS/LM from NB, DSRCT, DIPG and other B7‑H3 positive tumors	Clinical trial follow-up ongoing for CNS/LM NB; clinical trials completed for DSRCT and DIPG

GD2-GD3 Vaccine	July 29, 2008	MSK	Pediatric NB	Clinical trial ongoing

*

We are currently considering the future for the omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

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

Material Funding Activities

Since our inception in April 2015, we have raised approximately $488.8 million through private placements of our securities, our initial public offering in September 2018 and our public offerings in November 2019 and February

2021. In our secondary public offering in February 2021, we issued and sold 2,804,878 shares of our common stock at a price to the public of $41.00 per share which included the exercise in full of the underwriters’ option to purchase additional shares. We received aggregate gross proceeds from our secondary public offering in February 2021 of $115.0 million, when the transaction closed in February 2021. On December 28, 2020, we announced that we entered into a definitive agreement to sell our DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA, for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License Agreement, we retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. As a result, we received net proceeds from this sale of $62.0 million. As of December 31, 2022, we had cash and cash equivalents of $105.8 million.

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

Our Business Strategy

Our mission is to become the global leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

educating doctors, patients and payors about DANYELZA and its current and future indication to drive acceptance and uptake. We believe that we will need to engage a small number of physician specialists for training regarding the appropriate administration and use of DANYELZA. The sales call points for DANYELZA in the United States are highly concentrated and generally addressable by a small commercial organization, which we believe will allow us to cost-effectively maintain our own commercial capability. Finally, we have already and we intend to form in the future commercial and development collaborations for indications and in territories that are better served by the resources of local specialists or larger biopharmaceutical companies.
●	Expand the indications and target patient populations for our existing product candidates. Our goal is to maximize the potential of our existing product candidates in areas where there is a significant unmet medical need by exploring additional indications, as well as expanding the target population within existing indications. For example, we are developing DANYELZA for the treatment of front-line and third-line NB and relapsed osteosarcoma and we intend to discuss our BLA strategy in these indications with the FDA. We believe that we may qualify for a supplemental BLA, or sBLA, in each of these indications assuming positive pivotal data.
●	Advance our novel SADA constructs that we believe may offer potential substantial benefits over existing therapies. We are also advancing a series of promising SADA constructs that we believe have the potential to allow for easy adaptation to different tumor targets and a variety of payloads. In 2022 we opened the IND for our GD2-SADA construct for the treatment of GD2-positive solid tumors, and in 2023 we expect to submit an IND for CD38-SADA for non-Hodgkin’s Lymphoma.
●	Leverage our relationships with leading academic and clinical institutions to develop additional product candidates. We intend to continue to partner with leading centers, such as MSK, for cancer treatments worldwide, to identify and develop additional product candidates. We believe that our relationship with MSK, our access to several of their technologies and MSK’s significant expertise in pediatric cancer care provides us with significant competitive advantages. For example, our Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK provides us with ready access to patients for clinical trial enrollment, which is a significant advantage in rare disease drug development where patients are often hard to locate and recruit. Our Sponsored Research Agreement, or the SRA, with MSK, pursuant to which we agreed to provide research funding to MSK, grants us a first option to negotiate an exclusive license to MSK’s rights in any new joint inventions discovered under the SRA. We plan to leverage our strong relationship with institutions such as MSK and their expertise and research capabilities to augment our own capabilities in order to identify new product candidates for the treatment of cancers where there is a significant unmet medical need and no effective therapy currently available.

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

Cancer is a major public health problem in the United States and worldwide. The National Cancer Institute, or NCI, estimated that approximately 40% of all men and women in the United States will be diagnosed with some form of cancer during their lifetime (based on 2017-2019 data). According to the U.S. Centers for Disease Control, or CDC, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society, or ACS, estimates that an estimated 1.8 million new cancer cases will be diagnosed in the United States and over 600,000 people will have died from cancer in 2023 (Cancer statistics, 2023 -

Siegel - 2023 - CA: A Cancer Journal for Clinicians - Wiley Online Library). Thus, there remains a significant need for novel and improved treatment options for cancer patients.

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

Cancer therapies are sometimes characterized as front-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, front-line therapy is sometimes adequate to effectively treat the cancer or prolong life. Whenever front-line therapy, usually chemotherapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, surgery, tumor-targeted therapies such as monoclonal antibodies and small molecules, or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies.

Immune System and Introduction to Antibodies

The immune system is often described as having two main branches—innate (non-specific) and adaptive (acquired) immunity. It defends against invading pathogens such as viruses, parasites, and bacteria, and provides surveillance against cancers. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The adaptive immune system includes B-cells, which secrete antibodies and T-cells, which can be either helper T-cells, suppressor T-cells or cytotoxic T-cells.

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

Antibodies may function through multiple mechanisms simultaneously, including binding to cancer cells and flagging for B-cells and T-cells to more easily detect the target, or delivering radiation treatment by acting as a vehicle to transfer small radioactive particles directly to the cancer cells and to minimize the effect of radiation on normal cells. Other mechanisms include triggering cell-membrane destruction, preventing cell growth or blood vessel growth, blocking immune system inhibitors, directly attacking cancer cells and delivering chemotherapy or binding cancer cells and immune cells simultaneously.

Studies have shown that, as a drug class, antibodies have transformed oncology treatment and include some of the best-selling therapies on the biopharmaceutical market.

Our Product and Product Candidates

We have one FDA-approved product and a broad and advanced product pipeline including product candidates primarily targeting clinically validated tumors that express GD2 and CD38, respectively.

On November 25, 2020, DANYELZA, was approved by the FDA, in combination with granulocyte-macrophage Colony-Stimulating factor, or GM-CSF, for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We began to commercialize DANYELZA in the United States upon receipt of FDA approval in November 2020. DANYELZA is also in mid-stage clinical development for additional cancers, and we have initiated clinical development in other indications.

Our product candidate 131I-omburtamab, or omburtamab, is in development for pediatric CNS/LM from NB—a rare and life-threatening pediatric cancer for which no FDA-approved products currently exist. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022 we met with the FDA’s ODAC who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In November 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

We are using our proprietary SADA BiDE (2-step Self-Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We have designated GD2-SADA for potential use in GD2-positive solid tumors as our first SADA constructs and filed an IND for GD2-SADA in December 2021. We obtained clearance for the IND in July. We announced our first hematological target CD38-SADA in December 2022, and expect to submit an IND for this construct in 2023. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we deprioritized other pipeline programs, including activities relating to GD2-GD3 Vaccine and CD33 bispecific antibody constructs, by delaying trial initiation and overall timelines as part of the restructuring plan. In addition, nivatrotamab and 177Lu-omburtamab were deprioritized during the first half of 2022. We have allocated de minimis resources to the deprioritized programs. In most cases, the INDs have been inactivated, which reduces our development costs while preserving our option to potentially revitalize programs at a later point.

We have exclusive worldwide commercial rights to all of our current product candidates and we have granted commercialization partners certain exclusive rights to develop and commercialize DANYELZA and omburtamab in select territories, including Greater China, Israel, Latin America, Russia and certain Eastern European countries.

DANYELZA Overview

DANYELZA is a humanized monoclonal antibody approved by the FDA in combination with Granulocyte-Macrophage Colony-Stimulating factor, or GM-CSF, for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy, and being evaluated for the treatment of other GD2-positive tumors, including osteosarcoma. DANYELZA targets GD2, which, based on our research, is expressed on almost all NB cancer cells regardless of disease stage and in almost all osteosarcomas. DANYELZA was granted BTD for treatment of patients with pediatric R/R high-risk NB in 2018.

In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. In January 2023, the EMA agreed to our proposed PIP for naxitamab. DANYELZA also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualified us for receipt of a PRV upon approval of DANYELZA for treatment of NB, and we did receive such PRV in November 2020. As of December 2022, DANYELZA has been administered to more than 900 patients in clinical trials, including patients treated under our expanded access and compassionate use programs. Sales of DANYELZA for the year ended December 31, 2022 were $49.3 million.

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

In pediatric R/R high-risk NB, we believe that DANYELZA has multiple potential advantages over other GD2-targeting antibody-based therapies. In particular, the modest toxicity it exhibits allows for doses 2.5 times greater than the other GD2-targeting antibody-based therapies. DANYELZA also has a significantly shorter infusion time (approximately 30 to 60 minutes compared to 10 to 20 hours for other GD2-targeting antibody-based therapies being used in front-line therapy), which we believe is important given the pain associated with the therapy and the ability to be administered in an outpatient setting.

In addition, DANYELZA has been evaluated in a Phase 2 clinical study (Study 16-1643) in front-line NB, a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB and is currently being evaluated in a Phase 2 clinical study (Study 15-096) in second-line relapsed osteosarcoma patients. Moreover, we are planning an international multicenter randomized pivotal clinical study with DANYELZA compared to Standard of Care in patients with relapsed osteosarcoma with Pulmonary Only Recurrence (Study 205).

GD2 Overview

We believe that monoclonal antibodies such as DANYELZA that target ganglioside GD2 are one of the most promising cancer immunotherapy approaches. Gangliosides, including GD2, GM2, GD3, NGcGM3 and OAcGD2, have been shown to be expressed at very high levels in tumor cells of several types of cancers.

As a potential target molecule for anti-tumor therapy, GD2 has certain advantages when compared to other tumor associated gangliosides because it is highly expressed in tumor cells of several types of cancers and is not expressed at all, or expressed at very low levels, in normal cells. A National Cancer Institute pilot program for the prioritization of the most important cancer antigens ranks GD2 as number 12 out of 75 potential targets for cancer therapy based on therapeutic function, immunogenicity, role of the antigen in oncogenicity, specificity, expression level and percent of antigen-positive cells, stem cell expression, number of patients with antigen-positive cancers, number of antigenic epitopes, and cellular location of antigen expression. GD2 ranks as number six when compared to antigens that are directly targetable on the cell surface. Antibodies directed against GD2 have been shown to effectively induce cell death through a combination of both apoptosis and tumor cell necrosis in GD2-positive tumors.

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

DANYELZA—mechanism of action

Our pre-clinical studies have shown that DANYELZA binds to GD2 molecules on tumor cells with high affinity and a slow off-rate, which indicates DANYELZA’s strong binding ability. In mice that have been transplanted with human NB tissue, DANYELZA demonstrated dose-dependent inhibition of tumor growth (i.e., the effect of DANYELZA varied with dosage) and generally increased survival. In vitro studies show that when DANYELZA binds to tumor cells, it induces tumor cell death through antibody dependent cell-mediated cytotoxicity and complement-dependent cytotoxicity. DANYELZA may also inhibit tumor cell migration through its inhibitory effect on GD2 molecules, which are involved in tumor cell adhesion and migration. In vitro studies also show that Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, enhances the activity of DANYELZA in a dose-dependent manner and is therefore generally combined with DANYELZA in our clinical trials.

DANYELZA for the treatment of pediatric relapsed or refractory high-risk neuroblastoma

On November 25, 2020 DANYELZA® received regulatory approval by the FDA in the United States for treatment in combination with GM-CSF of high-risk R/R NB. This approval was based primarily on interim data from the Study 201 and Study 12-230. In order to meet certain post-marketing commitments issued by the FDA, Study 201 with DANYELZA is currently still ongoing for pediatric R/R high-risk NB. DANYELZA was granted BTD in this indication in 2018. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. DANYELZA has also received ODD and RPDD from the FDA for the treatment of NB in 2013 and 2017, respectively. The RPDD qualified us for receipt of a PRV upon approval of DANYELZA for treatment of NB by the FDA, which we received in November 2020. The FDA has issued a post-marketing commitment to provide data on PFS, supporting the efficacy of the product. As of January 1, 2023 we have enrolled 87 patients and we anticipate completing the study no later than March 31, 2027. We believe DANYELZA has multiple potential advantages over other GD2-targeting antibodies such as higher doses and administration on an outpatient basis.

In our studies to date, DANYELZA has demonstrated a manageable safety profile, which allows for 2.5 times greater dosing as compared to other GD2-targeting antibody-based therapies. This results in fewer doses per cycle and a significantly shorter infusion time (approximately 30 to 60 minutes versus 10 to 20 hours for dinutuximab). Notably, since severe pain is one of the most common side effects of treatment with GD2-targeting antibody-based therapies, we believe that the ability to reduce infusion time to approximately 30 to 60 minutes is very important for patients and may result in a significant reduction in demand for pain medication such as morphine. These factors allow DANYELZA to be administered in an outpatient setting whereas other GD2-targeting antibody-based therapies require hospitalization which usually lasts for four days or more.

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

NB patients can also be placed into different risk groups from low, intermediate to high based on the stage and other prognostic factors. High-risk NB is defined as MYCN amplified Stage 2, 3, 4S and 4 in patients of any age and MYCN non amplified Stage 4 in patients over 18 months of age.

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

In 2015, the FDA and the EMA, approved Unituxin (dinutuximab), a monoclonal GD2-targeting antibody developed by United Therapeutics Corporation, or United Therapeutics, and administered in combination with GM-CSF, interleukin-2, or IL-2, and isotretinoin, also known as 13-cis-retinoic acid, for the treatment of pediatric patients with high-risk NB who achieve at least a partial response, or PR, to prior front-line multiagent, multimodality therapy. The marketing authorization for Unituxin was voluntarily withdrawn by United Therapeutics in the European Union in 2017. In 2017 the EMA approved Dinutuximab beta Apeiron (also known as dinutuximab beta, ch14.18/CHO, Isqette and currently being commercialized under the name Qarziba® in Europe), a monoclonal GD2-targeting antibody, for the treatment of high-risk NB in patients aged 12 months and older, who have had some improvement with previous treatments or patients whose NB has not improved with other cancer treatments or has relapsed.

DANYELZA for Pediatric Relapsed or Refractory High-Risk Neuroblastoma—Clinical Development Program

DANYELZA has been studied in several clinical trials for the treatment of pediatric R/R NB and other diseases, of which Study 201 and Study 15-096 are currently ongoing. The accelerated approval of DANYELZA by the FDA was based primarily on interim data from Study 201 and Study 12-230.

Study 12-230: Phase 1/2 Study of Combination Therapy of Antibody Naxitamab with Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in Patients with Relapsed/Refractory High-Risk Neuroblastoma

Phase 1 Portion of Study 12-230

Primary Objective

●	To establish the maximum tolerated dosage, or MTD, of naxitamab when combined with GM-CSF.

Secondary Objectives

●	To study the pharmacokinetics of naxitamab when combined with GM-CSF.
●	To assess activity of naxitamab plus GM-CSF against NB.
●	To quantitate pain during naxitamab and GM-CSF treatment.
●	To study markers of granulocyte mediated cytotoxicity and NK-mediated cytotoxicity, anti-naxitamab immunity, and anti-tumor immunity before and after treatment with naxitamab/GM-CSF.
●	To quantitate the response of NB in BM by quantitative reverse-transcription-polymerase chain reaction, or RT-PCR.

Patient Population

In addition to satisfying certain other criteria, patients must be over one year of age and must have been diagnosed with NB as defined by a) histopathology, or b) BM metastases or Meta-iodobenzylguanidine, or MIBG, avid lesion(s) plus high urine catecholamine levels.

Patients must have R/R high-risk NB (including MYCN-amplified Stage 2, 3, 4, or 4S of any age and MYCN-non-amplified Stage 4 in patients over 18 months of age) resistant to standard therapy. Standard therapy for these types of patients includes intensive induction chemotherapy, followed by a variety of consolidation or salvage therapies, depending on response.

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

The expansion Phase 2 single-arm portion of Study 12-230 was designed to assess the anti NB activity of naxitamab and GM-CSF in patients who presented with lesions that could be objectively measured and/or monitored by 123I-MIBG scans and who were deemed to have measurable disease and be eligible for response classification by the INRC classification incorporating 123I-MIBG scans. These patients were classified as having evaluable disease and consisted of patients that were primary refractory patients or secondary refractory patients. Another group of patients included those with NED but with a high-risk of relapse.

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

Study 12-230 is now completed.

Study 201: A Phase 2 Trial of Antibody Naxitamab and Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in High-Risk Neuroblastoma Patients with Primary or Secondary Refractory Osteomedullary Disease

Study 201 is a single-arm multi-center pivotal study using current Good Manufacturing Practices, or cGMP, manufactured naxitamab, which commenced recruitment in the second quarter of 2018. We have completed the initial enrollment target of 37 patients and continue recruitment at sites outside the U.S.

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

We initiated Study 201 to form the primary basis for our BLA, to establish comparability of study population with Study 12-230 and to satisfy the post-marketing requirements by the FDA. The FDA granted approval under the accelerated approval regulation. The post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 patients with evaluable disease with a minimal follow-up of 12 months from CR/PR onset and report ORR, DOR, PFS or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, PFS and OS are secondary endpoints in long-term follow up. As of January 1, 2023 we have enrolled 87 patients and we anticipate completing the study no later than March 31, 2027.

Study 16-1643: Naxitamab/GM-CSF Immunotherapy Plus Isotretinoin for Consolidation of First Remission of Patients with High-Risk Neuroblastoma: A Phase 2 Study

Study 16-1643 was a Phase 2 single-arm clinical trial where patients with high-risk NB in first CR/VGPR undergo consolidation with naxitamab and GM-CSF for five cycles and isotretinoin for six cycles. The primary objective of the study was to determine relapse-free survival following treatment with naxitamab combined with GM-CSF and isotretinoin.

A total of 59 patients have completed enrollment in the study which constituted full accrual. The data is currently being evaluated and prepared for publication.

Primary Objective

●	To determine two years relapse-free survival.

Secondary Objective

●	To determine MRD by using BM specimens.

Patient Population

In addition to satisfying certain other criteria, patients must have a diagnosis of NB as defined by a) histopathology, or b) BM metastases or MIBG-avid lesion(s) plus high urine catecholamine levels. Patients must have high-risk NB (MYCN amplified Stage 2, 3, 4, and 4S of any age and MYCN-nonamplified Stage 4 in patients above 18 months of age). Patients must be in first CR/VGPR.

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

Study 17-251: Pilot Study of Naxitamab, Irinotecan/Temozolomide and Sargramostim (HITS) Chemoimmunotherapy for High-Risk Neuroblastoma

Study 17-251 was a single-arm pilot, Phase 2 study at MSK in high-risk R/R NB patients with soft-tissue disease. Patients were treated with naxitamab in combination with irinotecan, temozolomide and sargramostim, or HITS. A total of 48 patients completed enrollment in the study which constituted full accrual. The data is currently being evaluated and prepared for publication.

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

Safety Results

Safety and efficacy data for Study 17-251 were published as an abstract at the June 2022 meeting of the American Society of Clinical Oncology. Toxicities included myelosuppression and diarrhea as expected with irinotecan/temozolomide, pain and hypertension as expected with naxitamab, plus febrile neutropenia. No other >grade 2 unexpected toxicities occurred, and the treatment was outpatient. In this trial, human anti-human antibody did not develop in any of the 50 patients providing samples for testing.

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

DANYELZA for Relapsed Osteosarcoma—Clinical Development Program

Currently, DANYELZA is being evaluated in an ongoing Phase 2 clinical trial (Study 15-096) for the treatment of relapsed osteosarcoma. This Phase 2 clinical trial is designed to assess the efficacy of DANYELZA when combined with GM-CSF in patients with relapsed osteosarcoma who have been rendered surgically free of evident disease. The study commenced in July 2015, and as of January 2023, 42 patients had been enrolled. This trial is designed to distinguish between a 12-month EFS of 30% versus 50%.

Study 15-096: A Phase 2 Study of Monoclonal Antibody Naxitamab with Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in the Treatment of Recurrent Osteosarcoma

Study 15-096 is a Phase 2 clinical trial to assess the efficacy naxitamab combined with GM-CSF, in patients with recurrent osteosarcoma who have been rendered surgically free of evident disease.

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

Treatment Protocol

Each cycle of therapy is 10 days. The treatment protocol defined one cycle of treatment with IV naxitamab at a dose of 2.4 mg/kg/dose for three days (days one, three, and five) in the presence of subcutaneous GM-CSF (administered on day minus four before dose one of naxitamab). These three doses of naxitamab with GM-CSF administered subcutaneously before dose one of naxitamab constitute a treatment cycle. Cycles can be repeated at two-to-four-week intervals between the first days of naxitamab, through five cycles. A maximum of five cycles were administered on protocol. No simultaneous anti-cancer therapy was permitted while on study.

Study 205: A Global Randomized Pivotal Trial of Naxitamab Compared to Standard of Care in Patients with Pulmonary Only Recurrent Osteosarcoma

Study 205 is a planned international multicenter randomized pivotal clinical study with naxitamab compared to Standard of Care in patients with Pulmonary Only Recurrent Osteosarcoma. We plan to submit an IND for this study in 2023.

Omburtamab Overview

Omburtamab is a novel murine monoclonal antibody designed for compartmental immunotherapy, for example in the CNS. Omburtamab targets B7-H3, an immune checkpoint molecule that is widely expressed in tumor cells of several types of cancers, including pediatric CNS/LM from NB. We have radiolabeled omburtamab with either Iodine-131 (131I-omburtamab) or Iodine-124 (124I-omburtamab). 131I-omburtamab was granted BTD by the FDA based on investigator blinded reviewed radiographical imaging. In 2016, 131I-omburtamab was granted ODD and RPDD, in each case, for the treatment of NB. The RPDD qualifies us for receipt of a PRV upon approval of omburtamab for treatment of NB, if such approval occurs. An analysis of 107 patients treated through June 2019 demonstrated median OS of 50.8 months (including a five-year median OS of approximately 44%), as compared to historical median OS of approximately six to nine months.

We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022 we met with the FDA and ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In November 2022 the FDA issued a CRL for the BLA. In the CRL for omburtamab and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

B7-H3 Overview

B7-H3 is a member of the B7 family of immune regulatory ligands. The family includes B7-1, B7-2, PD-L1, PD-L2, B7-H3, B7-H4, B7-H6 and their ligands on T-cells PD-1, CD28, CTLA-4 and ICOS. B7-H3 is highly expressed on many solid cancers and displays high-tumor-versus normal tissue binding differential. In mice, studies have shown that members of the B7 family have the capability to regulate the immune system through both stimulatory and inhibitory signals. Inhibition of certain members of the B7 family has been shown to have significant anti-tumor effects in several solid tumor types. As such, we believe that B7-H3 is a promising target for designing targeted therapeutics with a range of modalities.

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

We believe there is a large market opportunity for the treatment of solid tumors that express B7-H3, with hundreds of thousands of new cases estimated in the United States each year. Based on our review of published research, we believe that B7-H3 expression occurs in a range of 70% to 100% of tumor samples for various cancer types, which makes B7-H3 a promising immunotherapy target. Our literature review also revealed that B7-H3 expression on the systemic tumor is replicated in the metastasized tumor. While our clinical development efforts for omburtamab has been focused on rare pediatric cancers, we believe we have the potential to expand omburtamab’s application to both the treatment of CNS/LM from solid tumors that express B7-H3 and certain underlying solid systemic tumors. As part of

Study 03-133, we also treated a small number of adult patients with solid tumors that have metastasized to the CNS/LM compartment with 131I-omburtamab.

131I-omburtamab Mechanism of Action

131I-omburtamab is a monoclonal antibody that is radiolabeled with Iodine-131, and targets B7-H3. Upon administration, radiolabeled omburtamab binds selectively to B7-H3 ligand that is expressed on the tumor cell surface. Iodine-131 emits beta radiation, resulting in deoxyribonucleic acid, or DNA, damage and tumor cell death. Beta radiation from iodine isotopes penetrates 1-3 mm, affecting not only the antibody bound cell but also the neighboring tumor cells. Iodine-131 has a half-life of eight days. Iodine-131 emits electrons. Radiolabeling of omburtamab with Iodine-131 takes place at qualified radio pharmacies according to a well-established procedure.

131I-omburtamab for the Treatment of Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma

131I-omburtamab has been studied for the treatment of pediatric CNS/LM from NB, and was granted BTD in this indication in 2017. In 2016, 131I-omburtamab was granted ODD and RPDD, in each case, for the treatment of NB. The RPDD qualifies us for receipt of a PRV upon approval of omburtamab for treatment of NB, if such approval occurs. As of June 2019, 107 patients with pediatric CNS/LM from NB had been treated with 131I-omburtamab in Study 03-133. An analysis of these 107 patients demonstrated a median OS of 50.8 months (including an estimated five-year OS of approximately 44%), as compared to historical median OS of approximately six months. 131I-omburtamab can be administered as a push injection in an outpatient setting.

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

Approximately 700 children are diagnosed with NB in the United States each year. Of these, approximately 50-60% are high-risk, and of those at high-risk who relapse, we believe approximately 20% will suffer from CNS/LM from NB. A published study analyzing frozen sections from tumors with histologically confirmed diagnosis of NB using immunohistochemistry showed 87 out of 90 sections (or approximately 97%) were B7-H3 positive. We believe the European market is at least one and a half times the size of the U.S. market and that there are approximately 1,050 patients diagnosed with NB in Europe each year.

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

131I-omburtamab for Pediatric Central Nervous System/Leptomeningeal Metastases from Neuroblastoma—Clinical Development Program

131I-omburtamab for the treatment of pediatric CNS/LM from NB is a potential monotherapy after patients have completed standard of care treatment. As of January 2021, 177 patients with pediatric CNS/LM from NB had been treated with 131I-omburtamab in Study 03-133 which closed for recruitment in the third quarter of 2019. As of January 2023, we have treated a total of 52 patients in a multi-center pivotal Phase 2 trial (Study 101) the purposes of analyzing pharmacokinetic and dosimetry comparability between study sites using 131I-omburtamab from our cGMP commercial manufacturer, versus drug product previously produced by and used in earlier studies at MSK. Both studies are closed for recruitment but several patients are still attending follow-up.

Study 03-133: Phase 1/2 Study of Intrathecal Radioimmunotherapy using 131I-omburtamab for Central Nervous System/Leptomeningeal Neoplasms

The trial was originally designed as a Phase 1/2 clinical dose escalation study followed by cohort expansion at the recommended dose. To determine the MTD, patients received up to 70 millicurie, or mCi, 131I-omburtamab in an outpatient setting. No DLTs were experienced in the dose escalation part. Based on treatment results the 50 mCi dose to treat NB with CNS/LM metastasis was chosen for the expansion cohort as implemented by a protocol amendment. Study 03-133 was closed for recruitment in the third quarter of 2019. As of January 2021, 177 patients had been treated with 131I-omburtamab in the study. Of these, 107 patients were diagnosed with pediatric CNS/LM metastasis from NB. The study is closed for recruitment but several patients are still attending follow-up.

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

As of September 2018, 29% of the patients had an SAE that was considered related to treatment by the investigator. The SAEs considered related by investigator were mainly in the System organ Class: investigations reflecting 131I mediated myelosuppression, which were considered related for the majority of the events. Related SAEs of vomiting were reported in five patients (3.4%), headache and meningitis chemical by four patients (2.7%) each.

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

Study 101: A Multicenter Phase 2 Trial of the Efficacy and Safety of Intracerebroventricular Radioimmunotherapy using 131I-omburtamab for Neuroblastoma Central Nervous System/Leptomeningeal Metastases

Study 101 is a pivotal Phase 2 single-arm, Open-Label, non-randomized, multi-center efficacy, safety, pharmacokinetics and dosimetry trial of intracerebroventricular 131I-omburtamab in pediatric patients with R/R NB who have CNS/LM from NB. Patients will receive up to two cycles of 131I-omburtamab. This study commenced in the second quarter of 2018, and as of January 2023, we have treated a total of 52 patients in a multi-center pivotal Phase 2 trial (Study 101) for an interim analysis for the purposes of pharmacokinetic and dosimetry comparability between study sites using 131I-omburtamab from our cGMP commercial manufacturer, versus drug product previously produced by MSK. Study 101 has also been designed to satisfy potential confirmatory study and post-marketing requirement by the FDA, and, as a result, we will continue to follow the patients in the study. Study 101 is closed for recruitment but several patients are still in follow-up.

Safety and efficacy data will be investigated with short-term follow up at 26 weeks after treatment and with long-term follow up for up to three years following treatment. Final analysis will be performed when at least 50 treated patients have completed long-term follow up (three years or until death).

Median OS at three years and its 95% CI will be estimated using Kaplan-Meier methods. Efficacy will be achieved if the lower limit of the 95% CI of three-year median OS exceeds 10%. PFS will also be analyzed using Kaplan Meier methods.

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

We originally initiated Study 101 to form the primary basis for our BLA, to establish comparability of study population and pharmacokinetics analysis with Study 03-133 and to satisfy potential confirmatory study and post-marketing requirements by the FDA. We submitted to a BLA for omburtamab in 2022. In November 2022, we received a CRL for the BLA. For additional details, see “Item 1. – Business – omburtamab.”

Humanized Omburtamab Overview

We have an early stage development program for huB7-H3, a humanized version of omburtamab, for potential clinical testing in adult patients with B7-H3 positive solid tumors where systemic immunotherapy is needed. The program seeks to explore the use of huB7-H3 as a radio-conjugated antibody designed to overcome limitations of murine antibodies that may induce HAMA, which may lead to decreased efficacy and increased toxicity when used for systemic immunotherapy.

GD2-GD3 Vaccine Overview

Neuroectoderm-derived tumors, including NB and sarcomas, have high expression of tumor antigens GD2 and GD3. Our investigational bivalent GD2-GD3 Vaccine has been studied in a Phase 2 study (Study 05-075) conducted at MSK for the immunization of high-risk NB patients previously treated with DANYELZA. In addition, MSK has started a new Phase 2 study (Study 21-206) of the GD2-GD3 Vaccine with the immunological adjuvant OPT-821 (QS-21), in combination with oral ß-glucan and randomization of GM-CSF, for the immunization of high-risk NB patients. The vaccine, in combination with adjuvants, is being studied to induce patients to produce their own anti-GD2 and anti-GD3 serum titers, with the goal of preventing subsequent relapse. Although MSK is pursuing clinical development of the GD2-GD3 Vaccine, and we are providing only limited support for Study 21-206, this program was deprioritized by us as part of the 2023 restructuring plan, and we are not devoting significant financial resources to this program.

SADA Technology - Liquid RadiationTM

The SADA technology, also referred to as Liquid RadiationTM, represents a 2-step pre-targeting radio immune therapy (pRIT). The radiation payload is encaged into a carrier molecule (DOTA) which in non-clinical setting has been demonstrated specifically to bind to the DOTA binding domain of the SADA molecule. Such payload deliveries have been achieved in non-clinical in-vivo settings, where xenograft tumors have been shown to shrink or completely disappear, with less exposure to other tissues. No clearing agent is needed, and no significant toxicity to bone marrow, kidneys or liver tissues has been observed in the non-clinical settings. Based on non-clinical data, we believe that the SADA technology may allow for rapid clearance of the unbound compound, while maintaining target uptake, and thereby causing optimal tumor to normal tissue ratio. As SADA reflects a humanized protein structure, less immunogenicity is expected. In addition, the SADA technology appears to be modular, embracing a tumor-binding domain, a DOTA binding domain and a tetramerization domain. Hence, DOTA-modified radioactive payloads combined with different tumor-binding domains seems possible.

We are using the SADA Technology to advance a series of antibody constructs based on the SADA technology, with the initial approach using 177Lu-DOTA as the radioactive payload (b-emitter) We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

GD2-SADA

Our first SADA molecule to enter clinical development is GD2-SADA for potential use in GD2 positive solid tumors. The IND for GD2-SADA is open and four clinical sites in the U.S are open for enrollment.

In the first in human clinical Phase 1 trial (Study 1001), GD2-SADA is administered at various timepoints before administration of 177Lu-DOTA payload. The trial will be composed of three serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part addresses optimal, safe levels of the payload delivery. In the third part, repeated exposures are investigated in order to monitor long-term safety signals.

Patient populations to be exposed in Study 1001 include those patients with small cell lung cancer, or SCLC, melanoma or one of several types of sarcomas, including osteosarcomas, soft tissue sarcomas, Ewing and angiosarcomas that can all be enrolled in the study. The target, disialoganglioside GD2, has limited expression in normal human tissues though it is expressed on peripheral neurons, central nervous system and skin melanocytes. It is highly expressed in the targeted indications.

Overview of SCLC

GD2 is highly expressed in SCLC. In addition, data for a radio-conjugated anti-GD2 monoclonal antibody (antibody 3F8, with similar scFv as GD2-SADA) demonstrated binding in 10 of 10 patients with SCLC. Lung cancer is the second most common cancer in both men and women, with an estimate of more than 200,000 new cases diagnosed annually in the United States. SCLC accounts for approximately 13% to 15% of all lung cancers. This high-grade neuroendocrine tumor is characterized by rapid growth and early development of metastases to both regional lymph nodes and distant sites, including the central nervous system. SCLC generally has a poor prognosis, and less than 5% of patients with extensive disease survive two years or more. Currently, the only approved first-line treatment approach for extensive disease, or ED, in SCLC is platinum-based chemotherapy with or without the addition of an immune checkpoint inhibitor. Second line therapies can include topotecan and lubinectidin. There is no approved therapeutic agent for patients with progressive SCLC following second-line treatment.

Overview of Sarcomas

Sarcomas are a group of cancers which arise in the bones and connective tissue. GD2 is highly expressed in several sarcomas including osteosarcomas, soft tissue sarcomas, angiosarcomas and Ewing sarcoma. Patients with any of these types of sarcomas are eligible to be enrolled into Study 1001.

Overview of osteosarcomas

Osteosarcoma is the most common type of cancer that arises in bone, accounting for two-thirds of all bone cancer cases. Most osteosarcomas occur in children, adolescents, and young adults. The treatment approach has not changed significantly over the past three decades. Conventional treatment regimens typically include neoadjuvant chemotherapy (e.g., high-dose methotrexate, doxorubicin, cisplatin) followed by surgical resection and reconstruction (with the goal of limb salvage) and adjuvant chemotherapy.

Overview of soft tissue sarcoma

The incidence of new soft tissue sarcomas is estimated to approximately 13,460 in the United States in 2023. GD2 is highly expressed in soft tissue sarcomas. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. Different therapeutic approaches targeting GD2 in sarcoma are in early clinical development. For patients with localized disease at diagnosis the 5-year survival rate is approximately 80%. However, this survival rate declines to only 15% for patients with metastatic disease.

Overview of angiosarcoma

Angiosarcoma is an aggressive subtype of soft-tissue sarcoma. It is rare, representing <1% of soft-tissue sarcomas. The origin is the endothelial cell of blood or lymphatic vessels. It can affect any organ throughout the body, but the cutaneous form is the most common with the skin of the head and neck region, a frequent tumor location. Angiosarcoma can occur at any age, but the median age at diagnosis is 60-70 years. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. The response to therapy is impacted location and size of the tumor, but generally the prognosis is poor with 5-year survival rates ranging from 12% to 35%.

Overview of Ewing sarcoma

Ewing sarcoma is a rare malignancy that occurs primarily in the bone or in the soft tissue around a bone. The tumor is most common in older children and adolescents, but it can occur at any age. Ewing sarcoma accounts for about 1% of all childhood cancers and approximately 200-250 children and adolescents in the United States are diagnosed with a tumor in the Ewing family of tumors each year. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. The response to therapy is dependent on the stage of the tumor. The 5-year survival rates range from 81% for patients with localized disease to 38% for patients with metastatic disease.

Overview of malignant melanoma

GD2 is expressed in the majority of melanomas. Melanoma is an uncommon type of skin cancer that arises in the epidermis from melanocytes. It accounts for approximately 1% of all skin cancers but accounts for approximately 75% of deaths from skin cancers. In one estimate, in 2021, the incidence in the United States of newly diagnosed melanomas was approximately 106,000 and approximately 7,000 people were projected to die from melanoma in the United States.

Treatment is dependent on the extent of disease. Excision is the treatment for Stage 0 and Stage I melanomas. Sentinel lymph node biopsy, or SLNB, may be done for Stage I and Stage II disease. A positive SLNB may lead to adjuvant treatment with an immune checkpoint inhibitor or targeted drug therapy. Treatment for Stage III and Stage IV disease is based on the location and extent of disease. The primary tumor is usually excised, followed by adjuvant treatment with immune checkpoint inhibitors, high-dose interleukin-2 or targeted therapy drugs; and local treatments e.g. radiation. Immune checkpoint inhibitors include the anti-PD1 antibodies nivolumab, pembrolizumab, and the anti-CTLA-4 antibody, ipilimumab. Targeted therapies include treatments for melanoma with mutations in the BRAF gene, including vemurafenib, dabrafenib, and encorafenib. Chemotherapy may be used to treat refractory or recurrent Stage IV disease, most commonly temozolomide or Dacarbazine. Recurrent disease is treated in a similar manner to Stage IV disease.

Treatment Protocol

Clinical Trial 1001; Phase 1 trial with GD2-SADA:177Lu-DOTA Complex in adult patients with recurrent or refractory metastatic solid tumors known to express GD2, including SLCA, sarcoma and malignant melanoma. An estimated 60 participants will participate in the trial and we expect that this trial will initially run in the United States. The IND is open and we began activating clinical trial sites in the fourth quarter of 2022.

The trial is planned as a Phase 1 trial with three parts, A, B and C. Escalation in this trial will be based on a classical 3+3 trial design. Part A is a GD2-SADA dose escalation phase, in which patients will receive one treatment cycle. Part B is a 177Lu-DOTA dose escalation phase, in which patients will receive up to 2 treatment cycles. Part C is a repeated dosing phase where the doses determined in Part A and B will be administered. Patients will receive repeated treatment cycles with a maximum of 5 cycles.

Primary Objectives

●	To determine the optimal, safe GD2-SADA protein dose and dosing interval between GD2-SADA and 177Lu-DOTA administrations

●	To determine maximum tolerable activity of 177Lu-DOTA

●	Occurrence of DLTs (Part A and B)

●	To assess cumulative toxicity signals and safety profile following repeated dosing and determine the recommended phase 2 dose (RP2D)

CD38-SADA

We are preparing for a planned IND submission for our CD38-SADA as the second SADA construct and anticipate IND submission in 2023. This trial would be a first in human, dose-escalation, open-label, single-arm, multi-center trial (Study 1201) investigating the safety and tolerability of the CD38 SADA:177Lu-DOTA Drug Complex in Relapsed or Refractory non-Hodgkin Lymphoma. We currently expect that the trial is will be conducted at sites in the United States assuming the IND is cleared.

MULTI-TAG Technology

We believe that our non-exclusive access to the MULTI-TAG technology will help us make further advances to our BsAb program by optimizing BiTEs. While there has been significant enthusiasm for BiTEs given their high potency and ability to penetrate more efficiently than conventional IgG-like BsAbs, their efficacy remains hampered by their size and binding characteristics. BiTEs are relatively small in size, approximately 55kD, resulting in a short serum half-life given rapid renal clearance. As a result, they require continuous infusion for several weeks in order to achieve a therapeutic response. They also bind monovalently, which often results in suboptimal tumor-binding. Further, therapeutic dosing of BiTEs is limited by the risk of excessive cytokine release in patients.

Using the MULTI-TAG technology, we have designed a novel protein tag of human origin that dimerizes, or links, BiTEs, in a unique conformation, which we believe may result in improved tumor-binding, a longer half-life, and greater T-cell mediated tumor cell killing. We are using the MULTI-TAG technology platform to dimerize our BsAbs into proteins of approximately 120kD in size, thereby increasing serum half-life without the need for continuous infusion. The unique dimerized conformation, while binding bivalently to tumors, also binds monovalently to T-cells, which we believe, leads to limiting excessive cytokine release.

Manufacturing

Currently, we contract with third-party cGMP vendors for the manufacturing of our product candidates for pre-clinical studies, clinical trials and commercial supply. We do not currently own or operate any manufacturing facilities to produce clinical or commercial quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing third parties with whom we currently work may need to increase their scale of production or we may need to secure alternate suppliers. Although we rely on our cGMP manufacturers, we have personnel with substantial manufacturing experience to oversee our relationships with such manufacturers.

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

The solution containing the product is purified through several steps to remove known process and product derived impurities. The technologies employed include ultrafiltration and column and membrane chromatography. Additional steps are performed to inactivate or remove viruses. The final step of the drug substance process adjusts the antibody concentration and produces the final formulation to be used for drug product production. The drug substance is tested to meet pre-established product specific release criteria for purity, potency and safety, and is then periodically tested to demonstrate stability upon storage as required by regulations. The drug substance is stored at prescribed temperatures, typically refrigerated or frozen.

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

While we believe that Patheon/Thermo Fisher is capable of producing sufficient quantities of drug product to support our clinical and commercial supply for DANYELZA, we also believe that there are a number of alternative third-party manufacturers that have similar capabilities that would be capable of providing sufficient quantities of drug product. However, should Patheon/Thermo Fisher not be able to provide sufficient quantities of drug product for our planned clinical trials or commercial sales, we would be required to seek and then qualify another contract manufacturer to provide this drug product, likely resulting in a delay in such trials and loss of, or delayed, commercial sales.

The GD2-SADA is manufactured at Rentschler Biopharma SE, Laupheim, Germany, using traditional manufacturing and control principles for monoclonal antibodies. The DOTA chemical is sourced as a GMP bulk product and is being filled into a sterile intermediate at Patheon/Thermo Fisher in Ferentino, Italy. Radiolabeling of the DOTA intermediate with Lu-177 is performed at ABX Advanced Biochemical Compounds – Biomedizinische Forschungsreagenzien GmbH, Radeberg, Germany, and final released product is delivered directly to clinical sites.

Commercialization Plan

The sales call points for DANYELZA in the United States are highly concentrated. This enables us to effectively service our customers and call points with a small commercial organization.

Our management team understands the complexity of rare oncological diseases and we believe we have the necessary expertise to be a true partner to patients, caregivers, and advocacy and healthcare teams leading to shared success. As we advance our product pipeline to address larger patient populations, we intend to expand our specialty sales force and continue the development of our organizational infrastructure to support the network of relevant hospitals, cancer centers, oncologists and other physicians as well as continue to provide support to patients, care givers and other healthcare providers. We plan to commercialize any potential future pediatric product candidates in the United States ourselves, and will continue to evaluate strategic collaborations in select territories in order to maximize the potential of our product and product candidates.

As additional product candidates advance through our pipeline, our commercial plans may change. The size of the development programs, size of the target market, size of a commercial infrastructure, and manufacturing needs may all influence our strategies in the United States, the European Union and other parts of the world.

Commercialization Partnerships

After the approval of DANYELZA by the FDA, we have entered a number of strategic collaborations in the form of partnerships with select companies to maximize the potential value for the Company. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip, and in September 2022, DANYELZA was approved for commercialization in Israel. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Finally, later in December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In July 2021, SciClone submitted a BLA for DANYELZA for the treatment of patients with R/R high-NB to the NMPA of China and the BLA was approved in December 2022. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, to be the exclusive distributor in Latin America of DANYELZA and omburtamab. Adium submitted regulatory filings for DANYELZA in Brazil, Mexico and Columbia in 2022. In December 2022, we announced a distribution agreement with WEP in connection with an early access program for DANYELZA in Europe.

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

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, its efforts to develop a humanized version of Unituxin and plans to develop Unituxin within R/R NB, DANYELZA faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in Europe and was approved by the EMA to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China NMPA had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati Industria Chimica E Farmaceutica S.pA., or Recordati, in March 2022.

MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against the B7-H3 protein that is the target of omburtamab.

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

We have in-licensed numerous patents and patent applications and substantial know-how relating to the development and commercialization of our immunotherapy product candidates, including related manufacturing processes and technology. An international patent application has been filed claiming the inventions of investigators at MSK as well as our personnel. In addition, ten international patent applications have been filed solely in our name.

As of December 31, 2022, our patent portfolio included:

●	For our DANYELZA patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering humanized or chimeric antibodies or fragments thereof comprising specific sequences and capable of binding to GD2, and includes three U.S. patents, one Australian patent, two New Zealand patents, one Chinese patent, one Japanese patent, one South Korean patent, one Hong Kong patent, one Indian patent, one Canadian Patent and one pending patent application in Europe. We expect that any patents that issue in this first family will expire in June 2031. A core U.S. patent in this family is expected to expire on June 20, 2031. An application for Patent Term Extension was filed in 2021 for this core U.S. patent, and if granted it is expected that it will extend the term of the core U.S. patent until February 4, 2034. The second family consists of applications with composition of matter claims covering high affinity anti-GD2 antibodies, and includes one US patent, one German patent, one French patent, one patent in United Kingdom, one Australian patent, one Japanese patent, one Russian patent, one Chinese patent, one Hong Kong patent, one Canadian patent, one South Korean patent and one pending patent application Brazil. We expect that any patents that issue in this second family will expire in March 2034.
●	For our omburtamab patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering antibodies produced by a distinct hybridoma cell line, antibodies comprising specific sequences, polypeptides comprising specific sequences, and process claims covering a method of inhibiting the growth of tumor cells, a method for imaging a tumor in a subject and a method for treating a mammalian subject, and includes three U.S. patents, one German patent, one Spanish patent, one French patent, one patent in United Kingdom, one Italian patent and one Canadian patent. A core U.S. patent in this family is expected to expire on January 19, 2026 and core patents in Germany, Spain, France, United Kingdom and Italy in this family are expected to expire on March 6, 2023. The second family consists of patents and patent applications with process claims covering a method of improving the prognosis or prolonging the survival of a subject bearing a tumor, and includes one Chinese patent, one Indian patent and one Canadian patent. Core patents in Canada, China, and India in this family are expected to expire on March 24, 2028.
●	For our huB7-H3 patent portfolio, we have an exclusive license from MSK to MSK’s rights in one patent family consisting of a patent and patent applications with composition of matter claims covering antibody agents that bind specifically to protein 2Ig-B7H3 or 4Ig-B7H3, and includes one patent in the United States, one patent in Germany, one patent in Spain, one patent in France, one patent in United Kingdom, one patent in Italy, one patent in Australia, one patent in China, one patent in Eurasia, one patent in Hong Kong and one patent in Japan and 5 pending patent applications in other jurisdictions, including Canada, New Zealand, South Korea, India and Brazil. We expect that any patents that issue in this family will expire in August 2035. In addition, an international patent application has been filed, with MSK and us as applicants, claiming a method for treating a central nerve system (CNS) cancer using huB7H3, as well as 177Lu-DTPA-8H9 conjugates. Request for entry into the national phase has been filed in the United States, Canada, Europe, Australia, New Zealand, Japan, China, South Korea, India, Brazil, Eurasian, Russia and Hong Kong. We expect that any patent that issue in this family will expire in May 2038. Further, we have one patent family filed by Y-mAbs claiming B7H3 binding antibodies conjugated with chelators in specific chelator to antibody ratios. The family includes pending patent applications in the United States, Europe, China and Taiwan. Any patents issued in this family are expected to expire in 2041.
●	For our huB7-H3 technology we further have one patent family, assigned to us, related to new humanized B7-H3 binding antibodies having high human germline content and exhibiting strong bonding to B7-H3 antigen. In this family we have pending patent applications in Taiwan, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, New Zealand and the United States. We expect that any patents that issue in this family will expire in June 2041.
●	For our B7-H3 technology we have one additional patent family assigned to us, relating to formulations containing radiolabeled B7-H3 antibodies, stabilized with ascorbic acid. One International patent application is pending in this family. We expect that any patents that may issue in this family will expire in February 2042.
●	Our Multimerization Technology patent portfolio, which inter alia relates to nivatrotamab, includes one patent family under which we have a partly exclusive license to MSK’s rights in the patent application. The license is exclusive for MSK’s rights in the patents rights of this family that claim products, such as bispecific antibodies which are also claimed by other patent rights licensed from MSK, and non-exclusive for patents rights of this family that claim a product that is not claimed by another patent right licensed from MSK. This family consists of patents and patent applications with composition of matter claims covering bispecific binding agents comprised of two fusion proteins, and includes two U.S. patents, one Japanese patent, one Australian patent, one German patent, one French patent one South Korean patent, one Russian patent, one patent in United Kingdom, one patent in Canada, one Chinese patent and one patent in Hong Kong and two pending patent applications in Brazil. We expect that any patents that issue in this family will expire in March 2034. A core U.S. patent in this family is expected to expire on March 25, 2034.
●	Our CD33 antibody patent portfolio, which includes one patent family under which we have an exclusive license from MSK to MSK’s rights in the patent application. This family consists of one pending patent application in the United States, and five pending patent applications in other jurisdictions, including Europe, Canada, China, Hong Kong and Eurasia relating to anti Siglec-3 (CD33) antibodies generated from a specific principal investigator’s laboratory at MSK. We expect that any patents that issue in this family will expire in April 2038.
●	Our GD2-GD3 Vaccine patent portfolio, which inter alia relates to a vaccine for stimulation or enhancing production of an antibody which recognized a specific ganglioside, expired in 2022.

●	For our DOTA-PRIT or SADA patent portfolio, we have an exclusive license from MSK and MIT to MSK’s and MIT’s rights in the field of Radioimmunotherapy for the diagnosis and treatment of cancer. The license gives access to seven patent families owned by MSK and one patent family owned by MIT. The first patent family covers bispecific antibodies capable of binding A33 and DOTA, and use thereof for the treatment of cancer. This first patent family consists of granted patents in the United States, the United Kingdom, France, Germany, Spain, Italy, the Netherlands Hong Kong and Australia and pending patent applications in the United States, China, Canada, Israel and Japan. We expect that any patents granted in this first family will expire in February 2036. A core U.S. patent in this family is expected to expire on July 15, 2037. The second family covers specific bispecific antibodies binding A33 and DOTA, and the use thereof for the treatment of cancer. This second family consists of a granted patent in the United stated and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, India, South Korea, New Zealand, Eurasia and the United States. We expect that any patents granted in this second family will expire in September 2038. A core U.S. patent in this family is expected to expire on January 27, 2039. The third family covers bispecific antibodies and the use therefore in a three-step PRIT procedure comprising the use of a clearing agent. In particular the family discloses Herceptin conjugated for Pre-targeted Radioimmunotherapy and application as a theranostic product. The license for this patent family has been limited to pending applications in Europe and the United States. We expect that any patents granted in this third family will expire in March 2039. The fourth patent family covers a multimeric antibody for two-step targeting (SADA). This fourth patent family consists of a granted patent in the United States, and pending patent applications in Australia, Canada, Europe, Hong Kong and the United States. We expect that any patents granted in this fourth family will expire in May 2038. A core U.S. patent in this family is expected to expire November 26, 2038. The fifth patent family covers the use of small molecule haptens for pre-targeted radioimmunotherapy (PRIT) using DOTA and bispecific antibodies. This fifth patent family consists of granted patents in Australia and the United States, and pending patent applications in Canada, China, Europe, Hong Kong, Japan and the United States. We expect that any patents granted in this fifth family will expire in July 2038. A core U.S. patent in this family is expected to expire on July 2, 2039. The sixth patent family covers new clearing agents for DOTA-PRIT. The license for this sixth patent family has been limited to pending patent applications in the United States and in Europe. We expect that any patents granted in this family will expire in July 2039. The seventh patent family covers PET-based methods for individualizing tumor targeting of antibodies. This seventh patent family consists of granted patents in the United Kingdom, France, Germany, Spain, Italy, the Netherlands and the United States, and pending applications in Australia and Canada. We expect that patents granted in this seventh family will expire in May 2036. The eighth patent family, owned by MIT, covers bispecific antibodies binding DOTA. This eighth patent family consists of granted patents in Belgium, France, Germany, Ireland, Italy, Spain, Switzerland, the United Kingdom and the United States. We expect that European patents in this eighth family expire in March 2030 and that the patent in the United States expires in July 2030.
●	We further have one patent family, assigned to us, related to an humanized CD38-binding antibody and the use thereof for treatment of certain cancers. Pending patent applications exist in the United states, in Europe, in Australia, In Brazil, In Canada, in China, in Taiwan, in Hong Kong, in India, in Japan, in South Korea and in New Zealand. We expect that any patents that issue in this family will expire in June 2041.

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

Similar provisions are available in the European Union and certain other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or non-U.S. regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates referred to above are, unless explicitly expressed, without regard to potential patent term extension or other market exclusivity that may be available to us. However, we cannot provide any assurance that any such patent term extension of a non-U.S. patent will be obtained and, even if obtained, the duration of such extension.

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

The MSK License requires us to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. Total expensed minimum royalty payments under the MSK License were $1,200,000 in 2016 upon determination that the payment of such minimum royalties was probable and the amount was estimable. We are also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones that become due should we achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales-based milestones potentially due of $20,000,000. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. In addition, to the extent we enter into sublicense arrangements, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments or the achievement of certain clinical milestones. We have entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020, with Adium in 2021 and WEP in 2022.

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

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA

Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the year ended December 31, 2021, we made a cash payment in the amount of $1.0 million to MSK and MIT under the agreement. During the year ended December 31, 2022, we made another cash payment in the amount of $1.0 million to MSK and MIT under the agreement.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. For a fast-track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast-track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA files the application. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA files the application. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate objective that is reasonably likely to predict clinical benefit, or on a clinical objective that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate objective or ultimate outcome in relationship to the clinical benefit. In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant objectives, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end of Phase 2 meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the non-clinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross disciplinary review; assigning a cross disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received ODD. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Breakthrough Therapy Designation

When a drug, alone or in combination with one or more other drugs, is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development, it can be granted breakthrough therapy designation. The standard for breakthrough therapy designation is not the same as the standard for drug approval, as the clinical evidence needed to support breakthrough designation is of preliminary nature.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities and their business associates and covered contractors that perform certain functions or activities that involve the use or disclosure of protected health information on their behalf;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or collectively the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to certain physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals and information regarding ownership and investment interests held by such physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. No assurance can be given that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in significant fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

The Clinical Trials Regulation (EU) No 536/2014 entered into application on January 31, 2022. The Regulation harmonizes and streamlines clinical trial authorizations, simplifies adverse-event reporting procedures, improves the supervision of clinical trials and increases their transparency. Specifically, the new Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure via a single-entry point, the "EU portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials is divided into two parts. Part I is assessed by the competent authorities of a reference member state selected by the trial sponsor largely of the type of clinical trial, risk-benefit analysis, and compliance with technical requirements. This assessment, which is valid for the entire EU, is then in Part II submitted to the competent authorities of all the concerned member states in which the trial is to be conducted.

In the European Economic Area, or EEA, which consists of the 27 Member States of the European Union, as well as Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after a related marketing authorization has been granted. A company may submit a marketing authorization application, or MAA, either on the basis of the centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA for scientific review by the EMA's Committee for Medicinal Products for Human Use, or CHMP. The CHMP issues an opinion concerning whether the quality, safety and efficacy of the product has been demonstrated. The opinion is considered by the EC which is responsible for granting a centralized marketing authorization in the form of a binding EC decision. If the application is approved, the EC grants a single marketing authorization that is valid throughout the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

National marketing authorizations, which are issued by the competent authorities of EEA countries and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EEA country, this national marketing authorization can be recognized in another EEA country through the mutual recognition procedure. The mutual recognition procedure provides for the EEA countries selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another EEA country, referred to as the Reference Member State, or RMS. The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any EEA country. Under this procedure the applicant can select the EEA country that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the EEA countries for which marketing authorizations are being sought, referred to as Concerned Member States. Within 90 days of receiving the application and assessment report, each Concerned Member State must decide whether to recognize the RMS assessment or reject it on the basis of potential serious risk to public health. If the disputed points cannot be resolved, the matter is first referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralized Procedures for agreement. If the Group cannot reach an agreement, a referral is made to the EMA. The CHMP will provide an opinion that will form the basis of a decision to be issued by the EC that is binding on all EEA countries. If the application is successful during the decentralized or mutual recognition procedure, national marketing authorizations will be granted by the competent authorities in each of the EEA countries chosen by the applicant.

In principle, a marketing authorization has an initial validity of five years. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original marketing authorization was granted. To support the application, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the Electronic Common Technical Document, or eCTD, providing up to date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The EC or the competent authorities of the EEA countries may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EEA country within three years after authorization ceases to be valid (the so-called sunset clause).

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

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate or SPC if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect until 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Since its enactment, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the ACA. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products that we successfully commercialize or to successfully commercialize our product candidates, if approved. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits.

Further, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

Human Capital

We believe the success of the company depends on our ability to continue to attract, retain and motivate qualified employees. We seek to meet this objective by offering competitive compensation and benefits packages in our expanding organization, with opportunities for our employees to thrive, grow and develop in their careers. We hold our employees to high ethical performance standards and our compensation plans include, as applicable, equity and cash compensation components designed to enable us to offer competitive base pay and attractive incentive schemes.

As of December 31, 2022, we had 147 full time employees. Of these employees, 105 were employed in research and development roles, 26 were employed in commercial roles and 16 were employed within general and administration. Women represented approximately 60% of our workforce and men represented approximately 40%. Following the execution of our 2023 restructuring plan, we had 95 full time employees by the end of February 2023.

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

We use our website https://ymabs.com/ as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible on our website. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Conduct is available on our website at https://ir.ymabs.com/ under the section entitled “For Investors” under “Corporate Governance.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above.

ITEM 1A.RISK FACTORS.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and in our other filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of December 31, 2022 our accumulated deficit was approximately $436.0 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, and the sale of the PRV granted to us upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development, and more recently, commercialization of DANYELZA, which is our only approved product to date and omburtamab. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients 1 year of age and older and adult patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. Although in May 2022 our biologic license application, or BLA, for omburtamab was accepted for priority review by the FDA, in November 2022 the FDA issued a complete response letter, or CRL, for the BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022.

In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program, and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only approved product for sale is DANYELZA, which received FDA accelerated approval on November 25, 2020. We began limited sales and shipments of DANYELZA in February 2021 and the revenue generated from product sales does not fully fund our operating expenses. We do not anticipate generating revenue that will fully fund our operating expenses for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

We anticipate incurring research, development, clinical trial, manufacturing and marketing costs associated with commercializing even approved products such as DANYELZA. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, non-clinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for any such product, the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably expected populations for treatment are narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of DANYELZA or any other approved products, we may never become profitable.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, commercializing DANYELZA, conducting clinical trials of DANYELZA and other products and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize DANYELZA and our other product candidates.

We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties.

In January 2023, we announced a restructuring plan and implemented a workforce reduction. The objective of these initiatives is to focus the organization and its resources on key near and long-term potential growth drivers, namely the DANYELZA franchise and development of our SADA platform. We believe these changes were needed to streamline our organization and reallocate our resources in light of the omburtamab CRL from the FDA.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We expect to incur restructuring expenses of approximately $4.7 million, consisting predominantly of cash related notice and severance payments of approximately $3.0 million and acceleration of stock-based compensation of approximately $1.7 million in 2023. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the revised business plan and reduction in workforce. For example, we recorded an impairment charge of $0.6 million to write-off the net book value of fixed assets that were related to the production of omburtamab in 2022. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. In addition, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes.

We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we are providing drug product and funding for certain clinical trials at MSK under separate executed appendices. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we paid MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development and regulatory milestone payments, if achieved, totaling $1.4 million, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first new drug application, or NDA, or BLA for a licensed product over the royalty term, and mid-single-digit royalty payments to MSK on sales.

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

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials and commercialization of any approved products, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we grow our sales and marketing team to support sale of DANYELZA and conduct clinical trials of, and seek marketing approval for our other product candidates. We expect to incur commercialization expenses, which may be significant, related to product sales, marketing, manufacturing and distribution of DANYELZA. Accordingly, until at least such time as we can generate substantial additional revenues from sales of DANYELZA or our product candidates, if approved, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient amounts of additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

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

We have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R high-risk NB in bone and/or bone marrow and omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. As a result, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications, including CNS/LM from NB, may also be difficult to assess via current imaging technology and other testing methods, which may lead to in conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. Such was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of or product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. Although the FDA accepted our BLA for omburtamab for priority review, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and there is no assurance that we will continue to develop omburtamab or receive approval of our BLA for omburtamab. We may never be able to develop a marketable product other than DANYELZA. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our other product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

Many of our product candidates are based on similar technologies. Therefore, if one product candidate encounters safety or efficacy problems, developmental delays, regulatory issues, or other problems, our other development plans and business could be significantly harmed.

The SADA Technology that we use is unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use the SADA Technology to build a pipeline of product candidates.

We are seeking to identify and develop a broad pipeline of product candidates using the SADA Technology. We have not commenced clinical trials for any product candidates developed using the SADA Technology. The scientific research that forms the basis of our efforts to develop product candidates with the SADA Technology is still ongoing. We are not aware of any FDA approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA Technology. For example, we have not tested any of the product candidates being developed using the SADA platform in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates developed using the SADA Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

Given the novelty of the SADA Technology, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates developed using the SADA Technology, the FDA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates developed using the SADA Technology, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products developed using the SADA Technology, alone or in combination with other therapies.

Additionally, an element of our strategy is to use and expand the SADA Technology to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different cancers. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates directed at cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building a pipeline of product candidates developed using the SADA Technology, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be approvable or marketable products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop, get approval for and begin to commercialize any product candidates developed using the SADA Technology, we will face difficulty in obtaining product revenue therefrom in future periods, which could result in significant harm to our financial position and adversely affect our share price.

Russia’s invasion of Ukraine and ancillary developments have had and may continue to have an adverse effect on our business.

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded regional or global conflict, which have had and are likely to continue to have, short-term and more likely longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia. In light of the conditions in the region, we terminated our clinical trials of DANYELZA in Russia and suspended our regulatory activities to obtain marketing authorization for DANYELZA in Russia. We have been able to make DANYELZA available in Russia on a compassionate (unapproved) use basis for a limited number of patients. Although we are considering expanding the compassionate use of DANYELZA in Russia through our partnership with Swixx BioPharma AG, the sanctions have negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. At this time, we cannot guarantee that our clinical or regulatory activities will recommence or that we will be able to expand our collaboration with Swixx BioPharma AG. In addition, the conflict between Russia and Ukraine and related sanctions has had significant ramifications on global financial markets, including volatility in the U.S. and global financial markets experienced, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

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

We have only recently established our sales and marketing organization and have only limited experience in marketing and sale of biopharmaceutical products. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and omburtamab covering certain territories outside the United States with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG, Adium Pharma S.A. and WEP Clinical Ltd., we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States. We continue to explore selectively establishing partnerships in markets outside the United States to support the commercialization of our product candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

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

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any marketing approval include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
●	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe DANYELZA or any future approved products;
●	the lack of complementary drugs to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive offerings;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Conversely, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower from arrangements that we enter into with third parties to perform sales and marketing services (such as with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG, Adium Pharma S.A. and WEP Clinical Ltd.) than if we were ourselves to market and sell any drugs that we develop. We have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. In addition, we may not be successful in entering additional arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we might not be successful in commercializing DANYELZA or any of our product candidates for which we receive marketing approval, if any. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of DANYELZA or our product candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry, and the market for developing antibody-based products in particular, is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our actual and potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced manufacturing organizations as well as established marketing and sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than DANYELZA or our other product candidates or may develop proprietary technologies or secure patent protection that we may need for the commercialization of DANYELZA and the development of our product candidates and related technologies.

Specifically, MacroGenics, Inc. and Daiichi Sankyo Co. are developing antibodies against the B7-H3 molecule that is the target of omburtamab. With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, its efforts to develop a humanized version of Unituxin and plans to develop Unituxin within R/R NB, DANYELZA faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in Europe and was approved by the EMA to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati, in March 2022.

In mainland China, DANYELZA is not the first approved antibody treatment for R/R NB. If approved in Europe, DANYELZA will not be the first approved antibody treatment for R/R NB in Europe. We may not be the first to market in other geographies, which may affect the price or demand for DANYELZA. Similarly, we may not be the first to market for any of our other future products, if approved. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our DANYELZA or for any other future products, if approved. We may not be able to implement our business plan if the acceptance of DANYELZA or for any other future products, if approved, is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our products, or if physicians switch to other new drug or biologic products or choose to reserve our products for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

The market opportunities for DANYELZA and our other product candidates, if approved, may be limited to those patients who are ineligible for or have failed prior treatments and may be small. Also, the market opportunity for DANYELZA and our product candidates, if approved, may be smaller than we expect.

Our current target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by DANYELZA, and our other product candidates, which are derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research. The total addressable market opportunity for DANYELZA and any other products we may produce, if approved, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for the relevant product, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, possibly materially, patients may not be otherwise amenable to treatment with our drug, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Our current target patient populations are small as we have so far focused our clinical development efforts on rare pediatric cancers. By way of example, only approximately 700 children are diagnosed with high-risk NB in the United States each year. Even if we obtain significant market share for DANYELZA, or our other product candidates, if approved, because the initial target populations we are seeking to treat are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of DANYELZA or our product candidates, if approved, for front-line and third-line therapy.

DANYELZA is approved only as second-line treatment for patients with R/R high-risk NB in bone and/or bone marrow. Even if we would seek approval as front-line or third-line therapy for DANYELZA or another product candidate there is no guarantee that any will be approved. In addition, we may have to conduct additional clinical trials prior to gaining approval for front-line or third-line therapy.

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

Treatment-related undesirable side effects or adverse events could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us. We educate and train medical personnel using our products and product candidates, to understand their side effect profiles both for our approved product DANYELZA and our current clinical trials. We anticipate this also to be the case for our future products, if approved, and clinical trials. Inadequate training in recognizing or managing the potential side effects of our products or product candidates could result in adverse effects to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition and prospects.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials currently ongoing or planned. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of the same product candidate, such event could adversely affect our other clinical trials of our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA convened an Advisory Committee, which met on October 28, 2022 and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. In November 2022, the FDA issued a CRL for our BLA for omburtamab indicating that the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication.

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

In the November 2022 CRL for our BLA for omburtamab, the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication. Further, the FDA stated that comparisons of overall survival between our Study 101 and the external control could not be used to estimate the treatment effect of omburtamab on survival and support claims of effectiveness. Additionally, the FDA held that response rate data from our study 101 were not reliable to verify the anti-tumor activity of omburtamab. This was consistent with the outcome of the ODAC Meeting held in October 2022.

In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile.

If we are required and we determine to conduct additional clinical trials of a product candidate, including if we determine to resume development of omburtamab, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Further, our product candidates may not be approved even if they achieve their primary endpoints in Phase 3 clinical trials or other pivotal trials. The FDA or non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from pre-clinical studies and clinical trials or conclude that we do not have adequate manufacturing controls or quality systems. For example, as was the case for our BLA for omburtamab, analysis of the clinical data may rely on external control comparator populations to demonstrate efficacy, rather than blinded, placebo-controlled comparator populations. Data from our clinical trials may therefore be subject to heightened scrutiny regarding potential sources of bias such as treatment-center selection bias or differences in treatment patterns between countries and over time. Furthermore, because our clinical trials typically enroll a small number of patients, statistical analyses may only partially adjust to account for such potential bias. For example, FDA identified key review issues with our BLA for omburtamab, stating that the external control population for our omburtamab BLA is not fit-for-purpose as a comparator and limits the ability to reliably attribute survival differences to omburtamab treatment, that the BLA application does not include reliable response rate data to provide supportive evidence of the treatment effect of omburtamab, and that differences in survival cannot be reliably attributed to omburtamab and provide a large degree of uncertainty regarding whether the observed differences in overall survival between patients treated with omburtamab and external control populations are due to omburtamab or whether they are due to differences in other anticancer treatment, supportive care regimens, unknown differences between the two populations, or a combination of these factors.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Our only approved product DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021. Further, DANYELZA was only approved by the Israeli Ministry of Health in Israel, in August 2022 and by the NMPA in China in December 2022. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully obtain marketing approval for omburtamab or advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the US market, the Israeli Ministry of Health in Israel for Israel and NMPA in China for China, no assurance can be given that it will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

We currently have in place several agreements with MSK, including the MSK License, the CD33 License, the MabVax Sublicense and the SADA License Agreement, which are important to us, and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In addition, we anticipate that MSK, because it is a hospital where patients are treated, may become a major source for the distribution and administration of DANYELZA. Any disruption of our relationship with MSK could have a material adverse effect on our business, results of operations and financial condition. In addition, any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

Further, arrangements with third parties, such as our arrangement with MSK or other current or potential future collaborations that we may enter, are subject to numerous risks, including the following:

●	such third parties may have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	such third parties may not pursue development and commercialization of our products or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	such third parties may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	such third parties could independently develop, or develop with others, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered through such arrangements or any potential future collaborations with us may be viewed by such third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our products or product candidates;
●	such third-party with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	such third parties may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and such third-party or any current or potential future collaborator that cause the delay or termination of the research, development or commercialization of our products or product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	such third parties may infringe the intellectual property rights of others, which may expose us to litigation and potential liability;
●	such arrangements or any current or potential future collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidate; and

●	such third parties may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. We have used Lutetium-177, Iodine-131 and Iodine-124 label and conjugated antibody treatments. Our uses involve the inherent risk of exposure from beta ray emissions, which can alter or harm healthy cells in the body. We, our CROs, our CMOs and other third parties are subject to federal, state, and local laws and regulations in the United States and Europe governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

We rely on third parties to manufacture DANYELZA for commercial supply and our product candidates, including our antibody constructs based on the SADA technology, for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if third parties fail to provide us with sufficient quantities of DANYELZA or our other product candidates, including our antibody constructs based on the SADA technology, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA.

We do not currently own any facility that may be used for commercial or clinical-scale manufacturing and processing, and we rely on outside vendors to manufacture DANYELZA for commercial supply and for supplies and processing of our product candidates, including our antibody constructs based on the SADA technology, for pre-clinical studies and clinical trials. Our other product candidates have only been manufactured or processed on a limited basis and we and our CMO may not be able to continue manufacturing any of our other product candidates. The manufacturing process that we have developed may be more difficult or expensive than other approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different substances that may not be as safe and effective as any substances deployed by our third-party research institution collaborators.

To date, we have obtained the active pharmaceutical ingredient, or API, of DANYELZA from a limited number of third-party manufacturers. We have engaged a separate third-party manufacturer to conduct fill-and-finish and labeling services, as well as for the storage and distribution of DANYELZA to clinical sites and for commercial use. We do not have a long-term supply agreement with any of these third-party API manufacturers, and we purchase our required drug supplies on a purchase order basis.

We rely also on CMOs and third-party collaborators for the manufacture of DANYELZA for commercial supply, and we expect that this will be the manufacturing arrangement for any of our other potential products, if approved. If we are unable to establish agreements with CMOs on acceptable terms, or at all, our business and results of operations may be materially adversely affected.

If we determine to resume development of omburtamab, we expect to continue to be highly dependent on our current CMO, EMD/Merck, for the production of omburtamab since this manufacturing process uses a hybridoma cell line in a relatively small scale (200 liters) cGMP manufacturing process. Many manufacturers refuse to allow hybridoma cell lines to be used in their facilities due to the risk of contamination. In addition, the relatively small scale of the cGMP system required for manufacture of omburtamab may increase the risk that we are unable to establish an alternative manufacturing arrangement on commercially reasonable terms because the small scale may lead to less commercially attractive terms for us.

We are subject to the following additional risks with respect to the third-party manufacture of our antibody-based cancer treatments:

●	If we need to qualify any new manufacturer of DANYELZA or other product candidates, the respective BLA submissions will need to be amended, and ultimately the FDA must approve any new manufacturer. Any such approval would require new testing, which may include comparability analyses between the biologic substance manufactured for use in prior clinical trials and the biologic substance manufactured by such potential new manufacturer. Any such potential new manufacturer would further need to pass cGMP compliance inspections by the FDA.

●	If we need to qualify any new manufacturer, such third-party would have to be educated in, or develop substantially equivalent processes for, production of our product and/or product candidates.

●	Any of our third-party manufacturers might be unable to timely manufacture our product and/or product candidates or to produce the quantity and quality required to meet our clinical and commercial needs.

●	Any of our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

●	Any of our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all. Any such third-party manufacturer may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or commercial needs.

●	We are exposed to the risk of cross-contamination from other drug substances if more than one product is manufactured at a third-party manufacturer’s production facilities.

●	Our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these and or any other applicable regulations and standards, and any of our third-party manufacturers could fail to comply with applicable government regulations.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

●	Any of our third-party manufacturers could breach, terminate or choose not to renew their agreement with us at a time that is costly or inconvenient for us.

●	The raw materials and components used to manufacture and process DANYELZA and our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

●	Any of our third-party manufacturers could potentially mislabel commercial or clinical supplies, which may result in the wrong dose amounts being supplied or active drug or placebo not being properly identified;

●	Any of our third-party manufacturers could misappropriate our proprietary information, including our trade secrets and know-how, which could lead to weaker intellectual property protection for our portfolio or potentially increased competition if a competitor were to obtain such proprietary information.

●	Our clinical trials may be interrupted if third-party suppliers fail to deliver clinical supplies on time, or we may experience lost sales if drug supplies are not distributed to commercial vendors in a timely manner, in each case because of inclement weather, natural or man-made disasters, or other circumstances beyond our control.

●	Any of our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. Any shortage in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. For example, in the past, we experienced a shortage in the supply of Iodine-131, one of the components of 131I-omburtamab product candidate, from our single source supplier.

In addition, we have and will continue to rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could place significant restrictions on us until deficiencies are remedied.

The facilities used by our CMOs to manufacture DANYELZA and our product candidates, including our antibody constructs based on the SADA technology, must be approved by the FDA pursuant to inspections conducted after submittal of a BLA to the FDA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. DANYELZA and any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There is a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our commercial product and clinical product candidates and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. We do not currently have arrangements in place for redundant supply of DANYELZA or other product candidates, and we currently use only a single third-party manufacturer for fill-and-finish services for DANYELZA and other product candidates. If any of our current CMOs cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

We are and will continue to be reliant in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of the IND filings and our ability to conduct future planned clinical trials.

We currently have limited internal research and development capabilities. We conduct independent clinical trials and perform pre-clinical research but we also rely on third-party research institutions for both clinical trial and pre-clinical research.

Currently, MSK is conducting a clinical trial to address relapsed osteosarcoma using DANYELZA. Under the terms of the MCTA, we are obligated to pay for costs associated with this clinical trial. We are conducting a clinical trial at MSK for CNS/LM from NB for omburtamab. The trial has completed accrual and no new patients are enrolled but we are performing follow-up activities on already-treated patients.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA, EMA and other foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and other foreign regulatory authority requirements on an ongoing basis. If we, or our CMOs, are unable to reliably produce products to specifications acceptable to the FDA, EMA or other foreign regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Although we are working to develop commercially viable processes, our manufacturing capabilities could be affected by cost overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. We may ultimately be unable to, among other things, develop a manufacturing process and distribution network that will, reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. Finally, in December 2022, we entered into a distribution agreement with WEP Clinical Ltd. in connection with an early access program for DANYELZA in Europe. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval of any product candidates for which we seek accelerated approval.

We have some, but only limited, experience in completing a submission of a BLA to the FDA, or similar approval submissions to comparable foreign authorities. Our BLA for DANYELZA was approved, but we received a CRL for our BLA for omburtamab. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates and the small size of our target patient populations, to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. For example, for product candidates targeting ultra-rare diseases, such as CNS/LM from NB, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, the FDA or comparable foreign regulatory authorities may need to exercise flexibility in approving therapies for such diseases. Even flexibility from the FDA may not be sufficient to obtain approval. For instance, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of adequate and well-controlled trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data, and the use of control groups to support licensure. For example, in connection with our BLA for omburtamab, the FDA convened an Advisory Committee that met on October 28, 2022, which voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The opinion of this and any other Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure our product candidates based on the completed clinical trials, such as was the case for omburtamab. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;

●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of the COVID-19 pandemic or other health epidemic or macroeconomic conditions;
●	impact of the Russian invasion of Ukraine; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

This lengthy approval process as well as the unpredictability of clinical trial results resulted in our failure to obtain marketing approval to market omburtamab. The same factors may also result in a failure for us to obtain marketing approval to market any of our other product candidates, which would further significantly harm our business, results of operations and prospects. In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted drug application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical studies, clinical trials, toxicology or other in vivo or in vitro data to support the initiation of other studies and testing. In addition, varying interpretations of the data obtained from pre-clinical studies and clinical trials could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we, or any collaborators we may have in the future, ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved drug not commercially viable.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability or that of any collaborators we may have to generate revenue from the particular product candidate, which likely would result in significant harm to our financial position and adversely impact our stock price.

The EMA or comparable foreign regulatory authorities, may disagree with our regulatory plans, including our plans to seek conditional marketing authorization, and we may fail to obtain regulatory approval of DANYELZA, or our other product candidates, which would prevent DANYELZA, or our other product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States, such as the approval of DANYELZA, would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we, and any collaborators we may have in the future, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.

On April 27, 2021 we submitted a MAA, to the EMA for omburtamab for the treatment of pediatric patients with CNS/LM from NB. In December 2022, the European Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion recommending a refusal of the MAA. CHMP determined that it was not possible to conclude on the effectiveness of omburtamab as the main study did not have a randomized comparator. We are assessing the implications of the negative opinion and our plans for the omburtamab program.

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

BTD is intended to expedite the development and review of products that treat serious or life-threatening diseases when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase 1; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

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

A drug that receives RPDD before September 30, 2024, will continue to be eligible for a PRV if the drug is approved by the FDA before September 30, 2026. If development of omburtamab continues and the BLA for omburtamab is not approved prior to September 30, 2026, regardless of whether it meets the criteria for a rare pediatric disease PRV, it will not be eligible for a PRV.

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

Once marketing approval has been granted, as it was for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow up. As of March 1, 2023 we have enrolled 87 patients and we anticipate completing the study no later than by March 31, 2027. Other post-marketing requirements associated with the approval of DANYELZA include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for DANYELZA or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In some international markets, the government controls the pricing, which can affect the profitability of drugs.

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

healthcare clearinghouse as well as their business associates and covered contractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	HIPAA Privacy Provisions—as amended by HITECH and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and HIPAA, as amended, requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with our clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, imposes obligations on covered businesses. These obligations include, without limitation, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, in 2020 the CCPA expanded to add a new right for individuals to correct their personal data and establish a new regulatory agency to implement and enforce the law. Other states have also enacted data privacy laws, including Virginia, Colorado, Utah, and Connecticut, all of which differ from the CPRA and become effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. In particular, the EU GDPR applies to any company established in the European Economic Area, or EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The obligations from the EU and UK GDPR, together referred to as GDPR, may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; complying with specific requirements to process health-related data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy and security laws they believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely, including our current and future CROs, CMOs, other contractors and consultants. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours in the medical field – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, communication systems, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely, including our research partners or collaborators. We may expend significant resources or modify our business activities (including our clinical trial activities or product development) to try to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or disclosure of confidential or proprietary information, further development and commercialization of our product candidates could be delayed.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third-party providers have established coverage policies and provided reimbursement for DANYELZA, there is no guarantee that third-party providers will establish coverage policies or provided reimbursement for any of our other product candidates, if approved. The reimbursement payment rates for DANYELZA or any other product we commercialize might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

To date DANYELZA has been approved for sale in the United States, Israel, and China only, but we intend to seek approval to market our products in both the United States as well as in additional selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we or our partner holding the approval such as Takeda Israel, holding the approval of DANYELZA in Israel will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Due to the nature of radioactive isotopes in radioimmunotherapy product candidates, the product shelf life is limited and susceptible to spoilage and/or loss, which could adversely affect our business, financial condition and operating results.

Our radioimmunotherapy product candidates have a very limited shelf life once radiolabeled with radioactive elements. For commercial manufacture and supply these product candidates require reliable transportation and radiolabeling production facilities located in close proximity to our final customers to avoid spoilage, damage and/or loss. The failure of third parties with whom we contract to deliver these product candidates within the scope of their limited shelf lives could result in the loss of a given shipment and the sales associated with it. Any delay in shipment results in a loss of the radioactive dose as a result of radioactive decay, with the risk that the entire useful dose may be lost. Moreover, since each order is made individually and delivered with dedicated transportation in compliance with local regulations applicable to the handling of radioactive materials, we do not have readily available replacements to substitute for a lost delivery if circumstances beyond our control, such as delays or problems caused by inclement weather or a failure in the transportation system operated by third parties that we hire, prevent the timely delivery of a batch, or if the receiving facility fails to distribute the ordered batch in a timely fashion in accordance with specifications. Such losses or failures could have a material adverse effect on our business, financial condition and results of operations.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;

●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third-party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

In addition, during the course of business we have decided not to pursue certain products or processes and we may do so again in the future. If it is later determined that our activities, product or product candidates infringed the intellectual property of any third-party, we may be liable for damages, enhanced damages or subjected to an injunction, any of which could have a material adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2022 through 2039, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

We may incur substantial costs as a result of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our product candidates, products and technologies.

If we or our licensors choose to go to court to stop a third-party from using the inventions claimed in our owned or in-licensed patents, that third-party may ask the court to rule that the patents are invalid and/or should not be enforced against that third-party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also a risk that, even if the validity of these patents is upheld, the court will refuse to stop the third-party on the ground that such third-party’s activities do not infringe our owned or in-licensed patents. In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents. Similar considerations pertain to patents granted outside of the United States, for which the validity, enforceability and/or scope of protection may be influenced by changing national and/or international legal principles.

We, or our licensors, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third-party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third-party. If we, or our licensors, later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against such third-party. If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third-party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices, where either our owned or in-licensed foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and such oppositions may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

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

Enforcing a claim that a third-party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets effectively or to the same extent as the laws of the United States. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims, which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates or products, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third-party, it may not be offered on reasonable terms and may require that we pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our products or product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third-party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and such proceedings may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or products or proprietary technologies.

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

We rely on our trademarks, trade names, service marks, domain names and logos, as appropriate, to market our brands and to build and maintain brand recognition. We rely on trademark protections to protect our business and our products and services. We generally seek to register and continue to register and renew, or secure by contract where appropriate, trademarks, trade names and service marks as they are developed and used, and reserve, register and renew domain names as appropriate. Our registered trademarks or unregistered trademarks, trade names or service marks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Effective trademark protection may not be available or may not be sought in every country in which our products are made available and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. We may not be able to protect our rights to these trademarks, trade names, service marks and domain names, which we need to build brand name recognition in our markets of interest. And while we seek to protect the trademarks we use in the United States and in other countries, we may be unsuccessful in obtaining registrations and/or otherwise protecting these trademarks. If that were to happen, we may be prevented from using our names, brands and trademarks unless we enter into appropriate royalty, license or coexistence agreements. Over the long-term, if we are unable to establish name recognition based on our trademarks, trade names, service marks and domain names, then we may not be able to compete effectively, resulting in a material adverse effect on our business.

Risks related to employee matters and managing growth

We depend heavily on our executive officers. Our future success depends on our ability to retain our senior management and other key executives and to attract, retain and motivate qualified personnel. The loss of their services could materially harm our business.

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

Furthermore, the reduction in workforce that we announced in January 2023 may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring, and the risk that we may not achieve the benefits from the restructuring to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, we may discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel remains critical to our success. We currently conduct a significant portion of our operations in the New York City metropolitan area, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of our region, and doing so may be costly and difficult.

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

We may need to increase the size of our organization in the future, and we may experience difficulties managing growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We may need to expand the size of our organization in the future. The growth we may experience in the future may provide challenges to our organization, requiring us to also rapidly expand other aspects of our business, including our manufacturing operations. Rapid expansion in personnel may result in less experienced people producing and selling our products, which could result in unanticipated costs and disruptions to our operations. If we cannot scale and manage our business appropriately, our potential growth may be impaired and our financial results will suffer.

Risks related to our common stock

Our executive officers, directors and principal stockholders have ownership of a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 21.20% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our ability to utilize our net operating loss carry forwards and certain other tax attributes depends on many factors, including our future income, which cannot be assured, and the impact of any tax reform legislation or proposals. Under current law, U.S. federal net operating loss carryforwards generated in tax years beginning before January 1, 2018 may be carried forward for 20 tax years. U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to U.S. federal income tax law.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), an annual limitation is imposed on the corporation’s use of its pre change net operating loss carryforwards and certain other pre change tax attributes to offset its post change taxable income or taxes. Based on our analysis of our Section 382 ownership changes through December 31, 2022, we believe that it is more likely than not that none of our net operating loss carryforwards will expire because of existing limitations under Section 382 of the Code, due to the large size of such limitations. We may experience Section 382 ownership changes in the future as a result of subsequent shifts in our equity ownership, many of which are outside our control. State net operating loss carryforwards may be similarly limited, and there may be periods during which the use of such net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales and use, or other tax laws or regulations could be enacted at any time, and existing tax laws and regulations could be interpreted, modified, or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest, and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified, or interpreted or applied differently also could increase our compliance, operating, and other costs, as well as the costs of our products. Recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for tax years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes to U.S. tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,677,767 shares of common stock outstanding as of March 23, 2023. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of March 23, 2023 holders of approximately 2,005,347 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 6,200,000 shares of our common stock that we may issue under our equity compensation plans and we plan to increase that number further.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.77 per share and as high as $55.22 per share through March 23, 2023. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. For example, following volatility in the price of our common stock following the ODAC meeting in October, the CRL in November 2022 and our January 2023 announcement of our restructuring plan, one of our stockholders filed suit in the Delaware Chancery Court for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. Litigation could result in substantial costs and divert our management’s attention and resources, which could have a material and adverse effect on our financial condition, business, and the per share trading price of our common stock.

We, our interim Chief Executive Officer and board member Mr. Thomas Gad, our former Chief Executive Officer, Dr. Claus Juan Møller San Pedro and our Chief Medical Officer Dr. Vignesh Rajah, have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention, and we have also been named in other lawsuits. Any of these lawsuits could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and our interim Chief Executive Officer and board member Mr. Thomas Gad, our former Chief Executive Officer, Dr. Claus Juan Møller San Pedro and our Chief Medical officer Dr. Vignesh Rajah, have been named as defendants in a class action lawsuit that alleges that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Further, as also described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” on February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action against us. These complaints seek, among other things, unspecified damages, and reasonable costs and expenses, including attorneys’ fees.

As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic or similar health crises, macroeconomic conditions and by geopolitical events, including the recent global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia.

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

For example, the global spread of COVID-19 has created, and continues to create, significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or possible resurgence of the pandemic or continued emergence of new strains of COVID-19; the availability of an effective vaccine and the speed with which it is administered to the public; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the Coronavirus Aid, Relief, and Economic Security Act and recent increases to the federal prime interest rate). The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on macroeconomic conditions such as the rate of inflation in the U.S. economy, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. On February 24, 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions if the conflict continues or worsens. It is not possible to predict the broader consequences of the conflict, including related geo-political tensions, and the measures and retaliatory actions that will be taken by the United States and other countries in respect thereof, as well as any countermeasures or retaliatory actions Russia may take in response, are likely to cause regional instability and geo-political shifts and could materially adversely affect global trade, currency exchange rates, regional economies, and the global economy. While it is difficult to anticipate the ultimate impact of any of the foregoing on our company in particular, the conflict and actions taken in response to the conflict has caused us to terminate our clinical trials and suspend our regulatory activities to obtain marketing authorization for DANYELZA in Russia although we may still provide drug to be used on a compassionate use basis. Additional actions that we or others may take in response to the conflict could increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations. For additional detail regarding this conflict, see the risk factor above “—Russia’s invasion of Ukraine and ancillary developments may have an adverse effect on our business.”

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

If we engage in future acquisitions, partnerships, or other strategic transactions, this may increase our capital requirements, dilute our stockholders if we issue equity securities, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions, partnerships or other strategic transaction, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

●	We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG, Adium, and WEP Clinical Ltd. Takeda Israel obtained regulatory approval for DANYELZA in Israel in August 2022 and we obtained regulatory approval for DANYELZA in China in December 2022. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:
●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including local transfer pricing regulations and withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA, or OFAC, Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our current and planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or the ongoing global COVID-19 pandemic, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our other product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

As a public company and large accelerated filer for the year ended December 31, 2021, we were required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, as of the last business day of our second fiscal quarter of 2022, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2022. We are therefore no longer be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Increasing stakeholder environmental, social and governance, or ESG, expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, and reputation, financial outlook, cost of capital, supply chain and production continuity, which may impact our ability to achieve our business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our third-party providers or otherwise could negatively impact our business.

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

Our corporate headquarters are located in New York, New York, where we currently lease 4,312 square feet pursuant to a lease agreement dated as of January 10, 2018. The term of the lease is six years from the date the Company began to occupy the premises and the lease expires in April 2024. In addition, we lease 4,783 square feet of combined office and laboratory space located in Nutley, New Jersey pursuant to a lease agreement dated as of February 11, 2019, as amended, which expires on January 31, 2024.

Our wholly owned Danish subsidiary, Y-mAbs Therapeutics A/S, leases approximately 29,288 square feet of office space in Hørsholm, Denmark pursuant to a lease agreement dated September 26, 2021, which commenced on November 1, 2021. The lease is expected to last for 48 months, and after June 1, 2022, we have the option, at our discretion, to terminate a portion of the lease.

We believe that suitable additional or alternative space for both our U.S. and Danish locations would be available as required in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

Donoghue vs. Y-mabs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit and the lawsuit has entered the discovery phase. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and do not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

Corwin v. Y-mabs Therapeutics, Inc., et al.

On January 18, 2023, Robert Corwin, a purported Y-mAbs stockholder, filed a putative class action lawsuit against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The complaint asserts claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab and seeks an unspecified amount of damages, interest thereon, and the proposed class’s costs and expenses, including attorneys’ fees. On March 20, 2023, four motions for appointment as lead plaintiff of the proposed class were filed. Oppositions to these motions are due on April 3, 2023. The Company is in the early stages of evaluating the complaint, but based on current knowledge believes the claims are without merit.

Hazelton vs. Y-mAbs Therapeutics Inc., et al.

On February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action in the Court of Chancery of the State of Delaware (Hazelton vs. Y-mAbs Therapeutics Inc., et al, Case No.: 2023-0147). The complaint purports to asserts claims on behalf of the Company against certain current and former officers and directors for alleged breaches of fiduciary duties, unjust enrichment, and waste of corporate assets in connection with certain compensation awards to named executive officers and non-employee directors. The complaint seeks an unspecified amount of damages, changes to corporate governance and internal procedures, disgorgement of the individual defendants’ compensation, and the plaintiff’s costs and expenses, including attorneys’ fees. The Company is in the early stages of evaluating the complaint, but based on current knowledge believes the claims are without merit.

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

On March 23, 2023, the last reported sale price for our common stock on The Nasdaq Global Select Market was $2.85 per share.

Holders of Our Common Stock

As of March 23, 2023 there were 7 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this Annual Report on Form 10-K, we have issued the following securities that were not registered under the Securities Act:

In April 2022, 42,800 shares of our common stock vested pursuant to a stock grant agreement entered into in connection with the entry into the SADA License Agreement in April 2020. The issuance did not result in proceeds to the Company.

We deemed the issuance in the paragraph above to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. Each of the recipients of securities either received adequate information about our company or had access, through employment or other relationships, to such information. No underwriters were involved in the foregoing issuances of securities.

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

As of December 31, 2022, we had cash and cash equivalents of $105.8 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.	Reserved
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in this Annual Report on Form 10-K. See also “Cautionary Note Regarding Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Annual Report, except as required by law. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA® (naxitamab-gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021.

DANYELZA has been evaluated in a Phase 2 clinical study in front-line NB, a pilot study of chemoimmunotherapy for high-risk NB, and is currently being evaluated in a Phase 2 clinical study in second-line relapsed osteosarcoma patients.

We submitted a Biologics License Application, or BLA, to the FDA for radiolabeled 131I-omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022, we met with the FDA’s Oncologic Drugs Advisory Committee, or ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In December 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of adequate and well-controlled trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

We are using our proprietary SADA BiDE (2-step Self-Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. We have designated GD2-SADA for potential use in GD2 positive solid tumors as our first SADA constructs and filed an IND for GD2-SADA in December 2021. We obtained clearance for the IND in July 2022 and clinical sites have been activated. We obtained clearance for the IND in July 2022. We have secured clinical supplies for a medical radioisotope no-carrier-added, or n.c.a., lutetium-177 from ITM Isotope Technologies Munich SE, or ITM, who will provide its n.c.a. 177Lu for phase 1-3 clinical development of GD2-SADA. We announced our first hematological CD38-SADA in December 2022, and expect to submit an IND for this construct in 2023. We believe the SADA technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

In January 2023, we announced a strategic restructuring plan designed to extend our cash resources and prioritize the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program, for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to our GD2-GD3 Vaccine and CD33 bispecific antibody constructs, by delaying trial initiation and overall timelines as part of the restructuring plan. We have also deprioritized activities relating to nivatrotamab and 177Lu-omburtamab. As a result of the estimated decrease in operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into the first quarter of 2026.

This estimate reflects our current business plan, including the restructuring, that is supported by assumptions that may prove to be inaccurate, such that we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

Our mission is to become the global leader in developing better and safer antibody-based pediatric oncology products addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, revenues generated from DANYELZA, license revenues, and the proceeds from the sale of our Priority Review Voucher, or PRV, granted upon FDA approval of DANYELZA.

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

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV which we subsequently sold to United Therapeutics Corporation for a purchase price of $105 million. We paid 40% of the net proceeds from the sale of the PRV to MSK as required under the terms of the MSK License. The transaction closed in January 2021 upon the resolution of the substantive closing conditions, and the gain was recognized within “Other Income, Net” on the Consolidated Statements of Net Loss and Comprehensive Loss for the year ended December 31, 2021.

As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $436.0 million and $340.5 million, respectively. For the years ended December 31, 2022 and 2021, our net loss was $95.6 million and $55.3 million, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

•	continue to advance our lead product candidates through the regulatory approval process both in the U.S. and internationally;
•	continue to advance our other product candidates through pre-clinical and clinical development;
•	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
•	initiate pre-clinical studies and clinical trials for any additional product candidates we identify;

•	develop, maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, sales force, commercialization, clinical and scientific personnel.

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

On April 15, 2020, we entered into the SADA Technology License Agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, manufacture, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA Technology, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA Technology, as well as a number of SADA constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the year ended December 31, 2021, we made a cash payment in the amount of $1.0 million to MSK and MIT under the agreement. During the year ended December 31, 2022 we made another cash payment in the amount of $1.0 million to MSK and MIT under the agreement.

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the following three years.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. As of December 31, 2022, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for such royalties at December 31, 2022.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are approximately $4.7 million and $18.1 million, respectively. Sales based milestone payments, totaling approximately $23.8 million, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company is obligated to make sales-based milestone payments in the total amount up to $60.0 million based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. As of December 31, 2022, we have accrued $0.6 million of the clinical based milestones under the SADA License Agreement which we considered to be estimable and probable and we expect to pay this amount within one year.

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

Recent Developments

Omburtamab BLA and Advisory Committee Meeting

In August 2016, the FDA granted Orphan Drug Designation, or ODD, to omburtamab for NB, and in June 2017, the compound received breakthrough designation for the treatment of pediatric patients with R/R NB who have central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. We submitted a BLA to the FDA for omburtamab for CNS /LM from NB in August 2020, and received a Refusal-to-File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022 following a series of meetings with the FDA, and in May 2022, the agency accepted our BLA for priority review. In October 2022, we met with the FDA’s Oncologic Drugs Advisory Committee, or ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In December 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

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

The Company entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau in December 2022. In December 2022, the Company received a regulatory-based milestone payment of $15.0 million in connection with the conditional marketing approval of DANYELZA in China.

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

We continue to closely monitor the ongoing COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our pre-clinical studies, clinical trials, manufacturing operations and commercialization efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the COVID-19 pandemic, the emergence of new variants of the virus and the actions to contain the coronavirus or treat its impact, among others. The COVID-19 pandemic was limiting certain commercialization efforts for DANYELZA and also led to slower initiation of new clinical trials and a fluctuating rate of recruitment for ongoing clinical trials, which has delayed our clinical development activities and thereby postponed certain accompanying costs.

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

License Revenue

License revenue consists of payments received for the licensing rights to DANYELZA. Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for additional details.

Operating Costs and Expenses

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of DANYELZA, including materials, third-party manufacturing costs, packaging services, freight, labor costs for personnel involved in the manufacturing process, indirect overhead costs, third-party royalties payable on our net product revenues and charges for excess and obsolete inventory reserves and inventory write-offs.

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA or any other product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of a potential trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. If we are required and we determine to conduct additional clinical trials of a product candidate, including if we determine to resume development of omburtamab, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, conduct clinical trials and potentially prepare regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA.

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

We anticipate that our selling, general, and administrative, or SG&A, expenses will decrease based our January 2023 restructuring. SG&A expenses include administrative costs to support continued research and development activities, potential commercialization of additional product candidates and additional indications and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Loss, Net

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We believe that several accounting policies are significant to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable— could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options and asset impairments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

The full extent to which the COVID-19 pandemic and macroeconomic conditions will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of the economic impact on local, regional, national and international markets.

Product revenue

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital.

The vast majority of our product sales were in the United States with additional sales outside the United States in China and Israel through sublicenses and distribution agreements. We had product sales to certain customers that accounted for more than 10% of total gross product revenue for the years ended December 31, 2022 and 2021. McKesson, AmerisourceBergen, and Cardinal Health accounted for 70.8%, 17.4%, and 10.1%, respectively, of our gross product revenue for the year ended December 31, 2022. McKesson and AmerisourceBergen accounted for 73.2% and 17.6%, respectively, of our gross product revenue for the year ended December 31, 2021.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
●	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
●	Level 3 — Unobservable inputs for the asset or liability, which include management's own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,		Amount Change	Percentage Change
	2022	2021	2022 vs. 2021	2022 vs. 2021

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$49,267	$32,897	$16,370%	50
License revenue	16,000	2,000	14,000	700
Total revenues	65,267	34,897	30,370	87
OPERATING COSTS AND EXPENSES
Cost of goods sold	7,467	2,304	5,163	224
License royalties	100	210	(110)	(52)
Research and development	91,572	93,245	(1,673)	(2)
Selling, general, and administrative	60,939	54,571	6,368	12
Total operating costs and expenses	160,078	150,330	9,748	6
Loss from operations	(94,811)	(115,433)	20,622	(18)
OTHER INCOME / (LOSS), NET
Gain from sale of priority review voucher, net	—	62,010	(62,010)	(100)
Interest and other loss, net	(757)	(1,852)	1,095	(59)
NET LOSS	$(95,568)	$(55,275)	$(40,293)%	73

Revenues

We recorded $65.3 million and $34.9 million in net revenues for the years ended December 31, 2022 and 2021, respectively. Our total revenues consist of product revenue, net and license revenue.

We recorded product revenue, net of $49.3 million and $32.9 million in the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by an increase in new US patients in the second half of 2022 and also included a $1.8 million benefit related to a change in estimate as discussed further in NOTE 4—PRODUCT REVENUE in the consolidated financial statements included within this annual report on Form 10-K. The geographic breakout for the $49.3 million of product revenue, net between in the United States and other countries were $46.3 million and $3.0 million, respectively.

In addition, we recorded $16.0 million and $2.0 million in license revenue for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we recognized license revenue for a regulatory-based milestone payment received of $15.0 million from SciClone Pharmaceuticals International Ltd., or SciClone, we received in connection with the conditional marketing approval of DANYELZA in China and we recognized $1.0 million license revenue upon the delivery of the updated FDA BLA Dossier under our sublicense with Adium. The license revenue of $2.0 million for the year ended December 31, 2021 was attributable to the revenues earned from the entering into of the sublicense agreement with Adium to out-license DANYELZA and omburtamab in Latin America. As part of this agreement, we received a non-refundable up-front fee of $2.0 million for the transfer of the license and know-how related to the constructs that we concluded was distinct from other promises within the arrangement. Please refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the consolidated financial statements included within this annual report on Form 10-K for further information related to our license revenue.

Cost Of Goods Sold

We began capitalizing inventory costs once DANYELZA received accelerated approval by the FDA in November 2020. Cost of goods sold was $7.5 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in cost of goods sold was primarily driven by our increased net product revenue and also included a $1.2 million charge in 2022 related to a DANYELZA production batch that did not meet our quality specifications and the below noted impact associated with minimum royalties which began to impact cost of goods sold in 2022. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses.

In addition, in 2016, we expensed $1.2 million of minimum royalties related to DANYELZA prior to commercial launch which were fully creditable against earned royalties in future periods. As a result, there was no royalty expense recorded for the year ended December 31, 2021. If we had not sold previously expensed inventory and if we had not utilized the minimum royalty credit, our cost of goods sold would have been approximately $3.9 million for the year ended December 31, 2021.

Licensing Royalties

We incurred license royalty expenses of $0.1 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively related to licensing revenues which is included in Licensing Revenue on the Consolidated Statements of Net Loss and Comprehensive Loss.

We recognized an intangible asset of $1.5 million for the royalty payable to MSK for their share of the regulatory-based milestone payment of $15.0 million by SciClone for the conditional approval of DANYELZA in China, as discussed further in NOTE 7—INTANGIBLE ASSETS in the consolidated financial statements included within this annual report on Form 10-K.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Years Ended
	December 31,		Change
	2022	2021	2022 vs. 2021

	(in thousands)		(in thousands)
Outsourced manufacturing	$34,750	$35,599	$(849)
Clinical trials	8,904	10,096	(1,192)
Outsourced research and supplies	9,945	12,248	(2,303)
Milestones and license acquisition costs	300	10	290
Personnel costs	18,532	17,599	933
Professional and consulting fees	3,077	2,663	414
Stock-based compensation	7,830	7,402	428
Other	8,234	7,628	606
Total research and development expense	$91,572	$93,245	$(1,673)

Research and development expenses were $91.6 million for the year ended December 31, 2022, as compared to $93.2 million for the year ended December 31, 2021. The $1.6 million decrease mainly reflects decreased clinical trial activities in 2022.

Selling, general, and Administrative Expenses

SG&A expenses were $60.9 million for the year ended December 31, 2022, as compared to $54.6 million for the year ended December 31, 2021. The $6.3 million increase in SG&A expenses was primarily attributable to a $7.8 million increase in severance and share-based compensation expense related to our former Chief Executive Officer as discussed further in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements included within this annual report on Form 10-K.

Other Loss, Net

On December 28, 2020, we announced that we had entered into a definitive agreement to sell our DANYELZA PRV to United Therapeutics Corporation for $105.0 million. The PRV was granted in conjunction with the approval by the FDA of DANYELZA for the treatment of refractory/relapsed high-risk NB. Under the terms of the MSK License, we retained 60% of the net proceeds received from the sale of the PRV, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and we recognized a net gain of $62.0 million during the year ended December 31, 2021 related to the sale of the PRV. There were no PRV sales during the year ended December 31, 2022.

Interest and other loss, net for the years ended December 31, 2022 and December 31, 2021 were $0.7 million and $1.9 million, respectively. The $1.2 million change in our interest and other loss, net reflects increased interest income for the year ended December 31, 2022 driven by increased interest rates, partially offset by impairment charges totaling $1.4 million related to the write down of the book value to fair value for two Secured Promissory Notes.

Liquidity and Capital Resources

Overview

Each year we have experienced a significant use of cash to fund our net operating losses since inception and expect to continue to have to fund net operating losses. We expect our use of cash to fund our net operating losses to decrease as a result of our restructuring plan announced in January 2023. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through December 31, 2022 primarily through gross proceeds from the sale of our common stock of $493.8 million in the years 2015 through 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of December 31, 2022 and 2021, we had cash and cash equivalents of $105.8 million and $181.6 million, respectively. As a result of the estimated decrease in operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into the first quarter of 2026. This estimate is based on our current business plan, including our restructuring, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation in a transaction that closed in January 2021 based on an agreed valuation of $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We have used the remaining proceeds to fund further research and development and other operational programs.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Amount Change	Percentage Change
	2022	2021	2022 vs. 2021	2022 vs. 2021

	(in thousands)		(in thousands)
Net cash used in operating activities	$(75,921)	$(102,556)	$26,635	(26)%
Cash provided by investing activities	—	61,043	(61,043)	(100)
Net cash provided by financing activities	84	108,314	(108,230)	(100)
Effect of exchange rates on cash and cash equivalents	35	129	(94)	(73)
Net increase / (decrease) in cash and cash equivalents	$(75,802)	$66,930	$(142,732)	(213)%

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $75.9 million for the year ended December 31, 2022, as compared to net cash used in operating activities of $102.6 million for the year ended December 31, 2021. The $26.6 million decrease in cash used in operating activities during the year ended December 31, 2022, compared to 2021, was primarily due to a $29.7 million decreased use of cash to fund the net loss, net of non-cash adjustments.

Net Cash Used in Investing Activities

We did not generate or use cash for investing activities during the year ended December 31, 2022. Net cash provided by investing activities was $61.0 million for the year ended December 31, 2021. The net change of $61.0 million was primarily the result of the $62.0 million payment related to our share of the gross proceeds received from the sale of our PRV to United Therapeutics Corporation in the year ended December 31, 2021. For additional information on the PRV sale, please refer to the section entitled “Other Loss, Net”.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2022, as compared to $108.3 million for the year ended December 31, 2021. The decrease of $108.2 million was primarily due to the net proceeds of $107.7 million received from the public offering in February 2021.

Future Funding Requirements

We plan to advance the development of other pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates and indications that we successfully develop. If we obtain approval for any additional product candidates and indications, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

In conjunction with the approval by the FDA of DANYELZA in November 2020 we received a PRV, which we subsequently sold to United Therapeutics Corporation for $105.0 million. We were obligated to pay 40% of the net proceeds to MSK. We have used the remaining net proceeds of $62.0 million to fund further research and development and other operational programs.

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

As a result of the estimated decrease in operating expenses, we estimate that our cash and cash equivalents of $105.8 million as of December 31, 2022, when combined with anticipated DANYELZA revenues, will support operations as currently planned into the first quarter of 2026. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources. As a result of the reduction in workforce and revised business plan, we expect to incur restructuring expenses of approximately $4.7 million, consisting predominantly of cash related to notice and severance payments of approximately $3.0 million and acceleration of stock-based compensation of approximately $1.7 million. The restructuring expenses were recognized in the first quarter of 2023, and the majority of the payments were made in the first quarter of 2023. The charges that we expect to incur are subject to a number of assumptions, and actual expenses may differ materially from the estimates disclosed above.

Because of the numerous risks and uncertainties associated with the development and commercialization of DANYELZA, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing DANYELZA, and conducting pre-clinical studies and clinical trials for our SADA constructs;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we may pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount and associated costs as we focus our research and development efforts on additional indications for DANYELZA and our SADA technology and expand our commercial infrastructure;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

A summary of our minimum contractual obligations related to our material outstanding contractual commitments is included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS of our enclosed consolidated financial statements.

Contractual obligations as of December 31, 2022 are related to payments of operating leases for our office spaces at our corporate headquarters in New York, New York, a laboratory space located in Nutley, New Jersey, and office space in Hørsholm, Denmark. Our obligations and commitments are disclosed in the contractual obligations table below:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	1 to 3 Years
Operating Lease Commitments	$1,906	$997	$909
Total	$1,906	$997	$909

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

We have entered into three license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License, the CD33 License, and the SADA License. Additionally, through the Settlement and Assumption and Assignment agreement, or SAAA, we have established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally licensed by the Company from MabVax in 2018.

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

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. There are also sales-based milestones, totaling $23.8 million, that become due should we achieve certain amounts of sales of licensed products. In addition, for each SADA construct generated by MSK and out-licensed by the Company to a sublicensee, we are obligated to pay sales milestones up to $60.0 million in total, based on the achievement of various levels of cumulative net sales by the sublicensee.

On December 2, 2019, we entered into the SAAA of MSK License and Y-mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between us and MabVax dated June 27, 2018, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y-mAbs Sublicense, MabVax sublicensed to us certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement. We remain responsible for any potential downstream payment obligations by MabVax to MSK related to the GD2-GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones upon achievement totaling $1,400,000, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first NDA/BLA for a licensed product, over the royalty term, commencing on the second anniversary of the MabVax/Y-mAbs Sublicense and mid-single-digit royalty payments to MSK on sales. Minimum royalties are non-refundable but creditable against royalty payments otherwise due from us to MSK pursuant to the MabVax/MSK License Agreement. In addition, if we obtain FDA approval for the GD2-GD3 Vaccine, then we are obligated to file with the FDA for a PRV. The SAAA stipulates that, if we are granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, we will pay directly to MabVax and to MSK, respectively, a total of twenty percent of the proceeds from the sale thereof. The MabVax/MSK License Agreement will expire with effect for us, on a country-by-country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax License. We have entered sublicenses with SciClone and Takeda in 2020, Adium in 2021 and WEP Clinical Ltd. in 2022 as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Y-MABS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Y-mAbs Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Y-mAbs Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of net loss and comprehensive loss, of changes in stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – United States (U.S.) Product Revenue

As described in Notes 3 and 4 to the consolidated financial statements, product revenue is generated from sales of DANYELZA, which are recognized as revenue at the point in time when the customer is deemed to have obtained control of the product, which occurs upon receipt at the end-user hospital. Product sales are primarily recognized through the Company's arrangements with three national U.S. specialty distributors. The Company’s consolidated net product revenue was $49.3 million for the year ended December 31, 2022, of which $46.3 million is generated from the U.S.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to U.S. revenue recognition. These procedures also included, among others, (i) testing management’s reconciliation of gross revenue recognized from product sales to third-party information; (ii) evaluating the gross revenue recognized on a sample basis by obtaining and inspecting source documents, including the customer arrangements, purchase orders, invoices, proof of delivery, and cash receipts from customers; (iii) confirming sales terms with all of the Company’s U.S. customers; and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2022 and, for confirmations not returned, obtaining cash receipts from customers.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 30, 2023

We have served as the Company's auditor since 2017.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,762	$181,564
Accounts receivable, net	12,531	7,712
Inventories	6,702	5,512
Other current assets	5,452	7,473
Total current assets	130,447	202,261
Property and equipment, net	604	1,847
Operating lease right-of-use assets	1,739	3,842
Intangible assets, net	2,986	1,663
Other assets	5,680	3,170
TOTAL ASSETS	$141,456	$212,783
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$14,175	$13,552
Accrued liabilities	13,241	12,540
Operating lease liabilities, current portion	868	1,783
Total current liabilities	28,284	27,875
Accrued milestones	2,250	2,100
Operating lease liabilities, long-term portion	899	1,851
Other liabilities	802	851
TOTAL LIABILITIES	32,235	32,677
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 43,670,109 and 43,694,716 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid in capital	543,929	519,206
Accumulated other comprehensive income	1,331	1,371
Accumulated deficit	(436,043)	(340,475)
TOTAL STOCKHOLDERS’ EQUITY	109,221	180,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,456	$212,783

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In thousands, except share and per share data)

	For the years ended December 31,
	2022	2021
REVENUES
Product revenue, net	$49,267	$32,897
License revenue	16,000	2,000
Total revenues	65,267	34,897
OPERATING COSTS AND EXPENSES
Cost of goods sold	7,467	2,304
License royalties	100	210
Research and development	91,572	93,245
Selling, general, and administrative	60,939	54,571
Total operating costs and expenses	160,078	150,330
Loss from operations	(94,811)	(115,433)
OTHER LOSS, NET
Gain from sale of priority review voucher, net	—	62,010
Interest and other loss, net	(757)	(1,852)
NET LOSS	$(95,568)	$(55,275)
Other comprehensive income
Foreign currency translation	(40)	1,897
COMPREHENSIVE LOSS	$(95,608)	$(53,378)
Net loss per share attributable to common stockholders, basic and diluted	$(2.19)	$(1.28)
Weighted average common shares outstanding, basic and diluted	43,703,663	43,181,808

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2020	40,688,447	$4	$391,558	$(526)	$(285,200)	$105,836
Issuance of common stock to investors, net of issuance costs	2,804,878	—	107,725	—	—	107,725
Exercise of stock options	190,492	—	589	—	—	589
Stock-based compensation expense	10,899	—	19,334	—	—	19,334
Foreign currency translation	—	—	—	1,897	—	1,897
Net loss	—	—	—	—	(55,275)	(55,275)
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	20,000	—	84	—	—	84
Retirement of treasury shares – refer to Note 10	(57,887)	—	(963)	—	—	(963)
Stock-based compensation expense	13,280	—	25,602	—	—	25,602
Foreign currency translation	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(95,568)	(95,568)
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,568)	$(55,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher, net	—	(62,010)
Depreciation and amortization	839	782
Stock-based compensation	25,602	19,334
Foreign currency and other transactions	3,577	1,897
Changes in assets and liabilities:
Accounts receivable, net	(4,819)	(7,712)
Inventories	(1,190)	(5,512)
Other current assets	(360)	256
Other assets	(2,510)	120
Accounts payable	(919)	4,180
Accrued liabilities and other	(573)	1,384
NET CASH USED IN OPERATING ACTIVITIES	(75,921)	(102,556)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(667)
Acquisition of intangible assets	—	(300)
Net proceeds from sale of priority review voucher	—	62,010
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	61,043
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	107,725
Proceeds from exercised stock options	84	589
NET CASH PROVIDED BY FINANCING ACTIVITIES	84	108,314
Effect of exchange rates on cash and cash equivalents	35	129
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,802)	66,930
Cash and cash equivalents at the beginning of period	181,564	114,634
Cash and cash equivalents at the end of period	$105,762	$181,564

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Intangible assets acquisition in accrued liabilities	$1,500	$1,500
Right-of-use assets obtained in exchange for lease obligations	$347	$1,754
Acquisition of treasury shares upon repayment of secured promissory note – refer to Note 10	$963	$—

The accompanying notes are an integral part of the consolidated financial statements.

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

NOTE 2—BASIS OF PRESENTATION

Except for the quarter ended March 31, 2021, the Company has incurred losses since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

The Company’s drug candidates are in various stages of development. DANYELZA (naxitamab-gqgk) received accelerated approval by the FDA in November 2020, but there can be no assurance that the Company’s other research and development efforts will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development and commercialization efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $436,043,000 as of December 31, 2022 and $340,475,000 as of December 31, 2021. Through December 31, 2022, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the DANYELZA PRV.

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

As of December 31, 2022, the Company had cash and cash equivalents of $105,762,000, and as of December 31, 2021 the Company had cash and cash equivalents of $181,564,000. As of the issuance date of the financial statements for the year ended December 31, 2022, the Company expects that its cash and cash equivalents at

December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next twelve months, irrespective of whether any additional product approvals are obtained.

The Company may raise additional capital to fund future operations through the sale of its securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. These financing sources are in addition to successful commercialization of DANYELZA and our product candidates which we may obtain regulatory approval and marketing authorization. The Company’s commercialization strategy may be either directly or with a collaborator or distributor. Sufficient funds may not be available to the Company on attractive terms or at all when needed from any such financing. If the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance the Company’s liquidity position which may include significantly reducing the current rate of spending through delaying or scaling back current operations, or suspending certain research and development programs and other operational programs.

The accompanying consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options, and asset impairments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

The full extent to which the COVID-19 pandemic and macroeconomic conditions will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a treasury money market fund, which is unrestricted as to withdrawal or use. Our cash and cash equivalents are primarily held at a large U.S. based global financial institution. To date, the Company has not experienced any losses on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company maintains cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. The Company does not anticipate any losses with respect to such cash balances.

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

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts nor reversed any allowances during the years ended December 31, 2022 and 2021.

Concentration of Credit Risk

The Company product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of December 31, 2022, the receivables balances from such distributors totaled 94% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. Other than the $1,200,000 recorded in the year ended December 31, 2022, as discussed further in NOTE 6 —INVENTORIES, there were no other material inventory write-downs and no reserves were reversed in the years ended December 31, 2022 and 2021.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
●	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

●	Level 3 — Unobservable inputs for the asset or liability, which include management's own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

Cash equivalents held in money market funds are valued using other significant observable inputs, which represent a Level 2 measurement within the fair value hierarchy. The Company has no other cash equivalents.

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,965	$—	$86,965
Total	$—	$86,965	$—	$86,965

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$166,729	$—	$166,729
Total	$—	$166,729	$—	$166,729

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

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

Revenue Recognition

Product revenue

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company contracts with United States governmental agencies to enable DANYELZA to be eligible for coverage under the various programs administered by the agencies. The Company estimates the rebates and chargebacks to be provided and deducts these estimated amounts from its gross product revenues. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. The Company develops estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third-party consultants regarding the payor mix. The Company’s liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. The Company does not maintain material levels of inventory in the wholesale or retail channel.

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

License revenue

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd., or SciClone, for certain indications of DANYELZA and omburtamab for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Based on the terms of the agreement, the Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. Upon entering into the agreement, we received a nonrefundable up-front payment of $20,000,000 for the transfer of the license and know-how related to the product indications. We considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Accordingly, the full up-front payment of $20,000,000 was recognized upon transferring of the license and know-how to SciClone. In December 2022, the Company received a regulatory-based milestone payment of $15,000,000 for the conditional approval of DANYELZA in China. We determined that the achievement of the remaining regulatory-based milestones within the agreement are constrained as they are contingent upon regulatory approvals which are not within our control and therefore not deemed probable. We expect that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. We reevaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, we assess whether this resolves the constraint and it is appropriate to recognize revenue.

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. We received a nonrefundable upfront payment of $0.5 million which has been recognized in revenue in the fourth quarter of 2020. Based on the terms of the arrangement, the Company may receive regulatory-based milestone payments up to $750,000 and sales-based milestone payments up to $500,000 and is entitled to royalties based upon the net sales generated by Takeda related to the product in the territory. The Company recognized a regulatory-based milestone of $250,000 in the fourth quarter of 2020 when a regulatory milestone was achieved. We expect that the remaining regulatory-based and sales-based milestones will be recognized when the milestone is achieved, or the related sales occur.

In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. There are no regulatory-based, sales-based milestone payments or royalty arrangements under this distribution agreement.

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. As part of this agreement, the Company received and recognized a non-refundable up-front payment of $2,000,000 for the transfer of the license and know-how related to the product indications during the year ended December 31, 2021. The Company considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred, late-stage development of the underlying indications and anticipated lack of significant involvement required from the joint steering committee associated with the indications. Under the terms of the agreement, the Company may also receive regulatory-based milestone payments up to an aggregate of $3,000,000. The Company received the first of these milestone payments totaling $1,000,000 in April 2022 upon the submission of the updated FDA BLA dossier for DANYELZA. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. We determined that the achievement of the remaining regulatory-based milestones within the agreement are constrained as they are contingent upon regulatory approvals which are not within the Company’s control and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestones are achieved or the related sales occur. The Company reevaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and it is appropriate to recognize revenue.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based, sales-based milestone payments or royalty arrangements under this distribution agreement.

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

Depreciation expense on property and equipment was $662,000 and $645,000 for the years ended December 31, 2022 and 2021.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

ASC 360, Property, Plant and Equipment, addresses the financial accounting and reporting for impairment or disposal of long-lived assets. The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstance indicate that the carrying amount of an asset or group of assets may not be fully recoverable. During the year ended December 31, 2022, the Company recorded an impairment charge of $617,000 to write-off the net book value of fixed assets that were related to the production of omburtamab, which did not receive FDA regulatory approval, as the equipment has no alternative use. The impairment charge was recorded within research and development expense within the Company’s Consolidated Statements of Net Loss and Comprehensive Loss and foreign currency and other transactions within the Company’s Consolidated Statements of Cash Flows.

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

In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low-Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2022 as a result of GILTI.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the fees paid to maintain our licenses, services performed by third parties for manufacturing of products in development, services performed by clinical research organizations for products in development, and consumables and other materials used in research and development. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from the Company’s estimates. The Company is obligated to make certain milestone and royalty payments in accordance with the contractual terms of its license agreement with MSK based upon the resolution of certain contingencies. The Company records the milestone and royalty payments when the achievement of the milestone or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable. Research and development costs were $91,572,000 and $93,245,000 for the years ended December 31, 2022 and 2021.

Additionally, the Company is obligated to make certain royalty and clinical, regulatory and sales-based milestone payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. We record the clinical and regulatory milestone payments when the achievement of the milestones or payment of the milestones is deemed probable, and the amount of the payment is reasonably estimable. As it relates to clinical and regulatory milestone payments under the licensing arrangements, those may become due and payable with the passage of time whether or not the milestones have actually been met. When evaluating whether milestones should be recognized under the licensing arrangements, the Company uses its collective clinical experience to determine the likelihood of achievement, as well as the current stage of the compounds under development, estimates of the progress of its preclinical studies and clinical trials, completion of milestone events per underlying agreements, the time expected to complete certain development activities, each party’s termination right under the license agreements, invoices received and contracted costs when evaluating whether the clinical milestones should be recognized in each reporting period. We review our assessment each period and make revisions to such estimates as necessary.

Patent Costs

The Company expenses the costs of obtaining and maintaining patents as selling, general, and administrative expenses.

Advertising and Promotion Costs

Advertising and promotion costs are included in selling, general, and administrative expenses and were immaterial in the years ended December 31, 2022 and 2021. Advertising and product promotion costs are expensed as incurred.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on the weighting of our own volatility in the estimation with the historical volatility of a group of publicly traded peer companies, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Stock-based compensation costs were $25,602,000 and $19,334,000 for the years ended December 31, 2022 and 2021.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. The difference between net loss and comprehensive loss for the period presented in the accompanying financial statements was due to foreign currency translation.

Foreign Currency

The financial statements of our international subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates during the period for operating results. Translation gains and losses are included in accumulated other comprehensive income / (loss), net of tax, in stockholders’ equity. Foreign currency translation gains and losses are included in the consolidated statements of net loss and comprehensive loss and totaled a loss of $40,000 and a loss of $1,897,000 for the years ended December 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”), and are adopted by the Company as of the specific effective date. The Company adopted ASU 2020-10, ASU 2021-04 and ASU 2020-06 effective January 1, 2022, and adopted ASU 2020-04, ASU 2019-12, ASU 2018-13 and ASU 2018-15 effective January 1, 2021. The Company believes these adopted ASUs do not apply or have a material impact on our consolidated financial statements or disclosures.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (“ASU 2019-12”), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update affect entities within the scope of Topic 740, Income Taxes, and are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that these pronouncements do not apply to the Company’s operations and therefore will not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 4—PRODUCT REVENUE

The Company’s net product revenues were generated from sales of DANYELZA and totaled $49,267,000 and $32,897,000 for the years ended December 31, 2022 and 2021. The geographic breakout for the $49,267,000 of product revenue, net between the United States and other countries were $46,259,000 and $3,008,000, respectively.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks, discounts and distribution-related fees with contractual right of offset are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of December 31, 2022, the company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $2,474,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance, December 31, 2021	$13	$3,027	$61	$3,101
Current provisions relating to sales in current year	102	5,660	381	6,143
Payments/credits relating to sales in current year	(82)	(3,996)	(398)	(4,476)
Change in estimate	—	(1,786)	—	(1,786)
Balance, December 31, 2022	$33	$2,905	$44	$2,982

The vast majority of the Company’s product sales were in the United States with additional sales outside the United States in China and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the years ended December 31, 2022 and 2021. McKesson, AmerisourceBergen, and Cardinal Health accounted for 70.8%, 17.4%, and 10.1%, respectively, of the Company’s gross product revenue for the year ended December 31, 2022. McKesson and AmerisourceBergen accounted for 73.2% and 17.6%, respectively, of the Company’s gross product revenue for the year ended December 31, 2021.

During the year ended December 31, 2022 the Company recorded a change in estimate resulting in a benefit of $1,786,000 as the Company assessed claims data and reserves for historical earned periods associated with government program related rebates.

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

	For the years ended December 31,
	2022	2021

	(in thousands, except per share amounts)
Net loss (numerator)	$(95,568)	$(55,275)
Weighted-average shares (denominator), basic and diluted	43,703,663	43,181,808
Basic and diluted net loss per share	$(2.19)	$(1.28)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units (“RSUs”) outstanding totaled 7,113,122 shares as of December 31, 2022 and 6,716,035 shares as of December 31, 2021.

NOTE 6—INVENTORY

Inventories consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Work In Progress	$11,317	$4,741
Finished Goods	666	771
Total Inventories	$11,983	$5,512

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	December 31, 2022	December 31, 2021
CURRENT ASSETS
Inventories	$6,702	$5,512
Total recorded in Current Assets	6,702	5,512

NONCURRENT ASSETS
Other assets	5,281	—
Total recorded in Noncurrent Assets	5,281	—
Total Inventories	$11,983	$5,512

As of December 31, 2022, the Company has classified $5,281,000 of work in progress inventories as noncurrent assets based on its current demand schedule and expectation that such inventory will be utilized in excess of one year from the balance sheet date. Changes in noncurrent assets are reflected on the consolidated statements of cash flows within the caption of other assets.

During the year ended December 31, 2022, the Company recorded a $1,200,000 charge in cost of goods sold related to a batch of DANYELZA planned for commercial use that did not meet our quality specifications.

NOTE 7— INTANGIBLE ASSETS

The Company’s intangible assets, net as of December 31, 2022 totaled $2,986,000, net of $314,000 of accumulated amortization, and related to capitalized milestone payments accrued following FDA approval and commercialization of DANYELZA. The Company recognized an intangible asset of $1,500,000 for the royalty payable to MSK for their share of the regulatory-based milestone payment of $15,000,000 by SciClone for the conditional approval of DANYELZA in China. The Company’s intangible assets, net as of December 31, 2021 totaled $1,663,000, net of $137,000 of accumulated amortization.

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $354,700 each year for the five-year period from 2023 to 2027, and $1,212,500 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued short-term liabilities at December 31, 2022 and December 31, 2021 are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Accrued licensing milestone and royalty payments	$4,002	$3,090
Accrued clinical costs	932	915
Accrued compensation and board fees	2,445	1,877
Accrued manufacturing costs	2,977	2,622
Accrued sales reserves	2,474	2,615
Other	411	1,421
Total	$13,241	$12,540

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into two license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements are the MSK License Agreement and the CD33 License Agreement. Through a 2019 Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement, or SAAA, with MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., or together, MabVax, and MSK, the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. In addition, the Company entered the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain of the payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax Agreement and SADA License Agreement, collectively.

MSK License

The MSK License requires us to pay to MSK mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales based milestones potentially due of $20,000,000. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. The Company will also owe MSK mid to high single digit royalties on commercial sales of the Company’s approved products. In addition, to the extent the Company enters into sublicense arrangements, the Company is required to pay to MSK a percentage of certain payments that the Company receives from sublicensees of the rights licensed to the Company by MSK, which percentage will be based upon the date the Company receives such payments or the achievement of certain clinical milestones. The Company has entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020, with Adium in 2021 and WEP Clinical Ltd. In 2022.

The terms of the MSK License provide that MSK is entitled to receive 40% of the income generated from the sale of first PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non U.S. jurisdiction. The Company sold the PRV received upon FDA approval of DANYELZA to United Therapeutics for $105,000,000. Pursuant to the agreement with MSK, the Company was entitled to retain 60% of the net proceeds from monetization of the PRV, and the remaining 40% was due to MSK. The Company received their portion of the net proceeds of from the sale of the PRV in the amount of approximately $62,000,000 when the transaction was consummated in January 2021.

The MSK License will expire, on a country by country basis, and on a licensed product by licensed product or licensed service by licensed service basis, on the later of (i) the expiration of the last to expire of the patents and patent applications covering such licensed product or service in such country, (ii) the expiration of any market exclusivity period granted by a regulatory authority for such licensed product or service in such country, or (iii) 15 years from the first commercial sale of such licensed product or service in such country.

MSK may terminate the MSK License upon prior written notice in the event of our uncured material breach, or upon prior written notice if such breach is of a payment obligation. MSK may also terminate the MSK License upon written notice in the event of our bankruptcy or insolvency or our conviction of a felony relating to the licensed products, or if the Company challenges the validity or enforceability of any licensed patent right. In addition, the Company has the right to terminate the MSK License in its entirety at will upon prior written notice to MSK, but if the Company has commenced the commercialization of licensed products and/or licensed services the Company can only terminate at will if the Company ceases all development and commercialization of such licensed products and/or licensed services.

The Company’s failure to meet certain conditions under the MSK License could cause the related license to such licensed product to be canceled and could result in termination of the MSK License by MSK.

CD33 License

On November 13, 2017, the Company entered into the MSK CD33 License, with MSK, which grants the Company a worldwide, sub-licensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know-how to develop, make and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics in connection with certain CD33 antibodies generated in a specific principal investigator’s laboratory at MSK and constructs thereof. The CD33 License is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to MSK’s rights in such know-how and related intellectual property rights. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, the Company will owe MSK customary royalties on commercial sales of the Company’s approved products, if any. Total potential milestones due under the CD33 License are $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales based milestones, respectively. In addition, the CD33 License contains minimum royalty payments that become due beginning in year 10 of $40,000 per year over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, subject to increase and creditable against any royalty payments due based on sales in the future. The Company is required to pay mid to high single-digit royalties on sales of licensed products. Additionally, the terms of the CD33

License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

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

MSK may terminate the CD33 License upon prior written notice in the event of our uncured material breach, or upon prior written notice if such breach is of a payment obligation. MSK may also terminate the CD33 License upon written notice in the event of the Company’s bankruptcy or insolvency or the Company’s conviction of a felony relating to the licensed products, or if the Company challenges the validity or enforceability of any licensed patent right. In addition, the Company has the right to terminate the CD33 License in its entirety at will upon prior written notice to MSK, but if the Company has commenced the commercialization of licensed products and/or licensed services the Company can only terminate at will if the Company ceases all development and commercialization of such licensed products and/or licensed services.

MabVax/MSK License

On December 2, 2019, the Company entered into the SAAA, of MSK License and Y mAbs Sublicense Agreement, or the MabVax/Y mAbs Sublicense, between the Company and MabVax dated June 27, 2018, with MabVax and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y mAbs Sublicense, MabVax sublicensed to the Company certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The essence of the transaction created by the SAAA was for the Company, in light of the Chapter 11 bankruptcy proceedings affecting MabVax, to preserve the MabVax/MSK License Agreement and the rights granted to the Company under the MabVax/Y mAbs Sublicense and for the Company to create a direct relationship with MSK with respect to the rights covered under the MabVax/Y mAbs Sublicense. Pursuant to the SAAA, MabVax agreed to assume the MabVax/Y mAbs Sublicense and the MabVax/Y mAbs License Agreement pursuant to Section 365 of the Bankruptcy Code and concurrently to assign both of these agreements to MSK. The Company remains responsible for any potential downstream payment obligations to MSK related to the GD2 GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single digit royalty payments to MSK. In addition, if the Company obtains FDA approval for the GD2 GD3 Vaccine, then the Company is obligated to file with the FDA for a PRV. The SAAA stipulates that, if the Company is granted a PRV from the FDA covering a licensed product under the MabVax/Y mAbs Sublicense and the PRV is subsequently sold, the Company will pay directly to MabVax and to MSK, respectively, a total of twenty percent of the proceeds from the sale thereof. The MabVax/MSK License Agreement will expire with effect for the Company, on a country by country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

SADA License

On April 15, 2020, we entered into a license agreement (the “SADA License Agreement”) with MSK and Massachusetts Institute of Technology (“MIT”) that grants us an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent and intellectual property to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA BiDE Pre-targeted Radioimmunotherapy Platform (“SADA technology”). At the time of entering into the arrangement, we assessed the licensing and other rights acquired and given the lack of outputs upon acquisition and that no employees were acquired, among other factors, we have concluded that the licensing rights represented an asset acquisition.

Further, we concluded that the technology acquired under the licensing arrangement had no alternative future use. This conclusion was based on consideration of the rights conveyed under the agreement, extent of further development necessary and presence of uncertainty prior to obtaining regulatory approval for any product.

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

Summary of Significant License Agreements and Related Commitments

The Company has the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the years ended December 31, 2022 and 2021 (in thousands):

					Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Twelve months	Twelve months	Twelve months	Twelve months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	as of	as of	as of	as of
	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
Agreements	2022	2021	2022	2021	2022	2022	2021	2021
MSK	$2,871	$1,480	$3,582	$1,170	$3,397	$1,950	$1,486	$1,650
CD33	150	100	—	—	—	300	—	450
MabVax	10	10	10	10	—	—	—	—
SADA	1,000	1,000	—	—	605	—	1,605	—

Minimum royalties and certain clinical milestones that become due based upon the passage of time under the CD33 License Agreement, the MabVax Agreement, and SADA Agreement are not recorded as a liability as the Company does not consider such obligations to be probable as of December 31, 2022 and December 31, 2021.

The below table represents the maximum clinical, regulatory or sales-based milestones as reflected within the agreements, certain of which have been paid in prior periods or are accrued as presented in the table above (in thousands):

	Maximum	Maximum	Maximum
	Clinical	Regulatory	Sales-based
Agreements	Milestones	Milestones	Milestones
MSK	$2,450	$9,000	$20,000
CD33	550	500	7,500
MabVax	200	1,200	-
SADA	4,730	18,125	23,750

Research and development is inherently uncertain and should such research and development fail the MSK License Agreement, the CD33 License Agreement, the SADA License Agreement and the MabVax Agreement are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the respective agreement when considering whether any clinical or regulatory based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable. With respect to the SADA License Agreement, all time-based milestones coming due within 36 months of the effective date of the agreement, totaling $605,000, have been accrued since the year ended December 31, 2020, as this continues to represent the time period the Company expects will be required to gather necessary clinical data to determine which patent rights to further pursue, if any, under the SADA License Agreement. The remaining total clinical milestones of $4,125,000 were determined to not be probable as of December 31, 2022.

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

For the years ended December 31, 2022 and 2021, the Company incurred research and development expenses of $1,746,000 and $4,086,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx has established a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab can be produced. Since the Company possesses the right to substantially all the economic benefits and directs the use of the production area, the Company accounts for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The original term of the lease was two years from the commencement date of August 31, 2020, which was subsequently extended to December 2022. The extension resulted in an immaterial impact to the underlying right of use asset and lease liability. Upon the lease commencement date, the Company recorded $3,617,000 as right of use asset and $2,679,000 as lease liability with the difference of $938,000 resulting from certain prepayments and other costs incurred. The Company paid equal monthly installments of approximately $117,000 in additional access fees through December

2022. The Company entered into an additional one-month extension that terminated in January 2023 for a de minimis cost.

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

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease is six years from the date the Company began to occupy the premises and the lease expires in April 2024. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000, which are recognized on a straight-line basis. In January 2023, the Company notified the landlord of their intention to reduce the leased premise as a result of the Company’s strategic restructuring plan, which was approved by the Company’s Board of Directors on January 4, 2023.

Total operating lease costs were $2,646,000 and $2,608,000 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, the operating lease expenses were recorded as $2,404,000 in research and development expense and $242,000 in general and administrative expense. For the year ended December 31, 2021, the expenses were recorded as $2,367,000 in research and development expense and $241,000 in general and administrative expense. Cash paid for amounts included in the measurement of lease liabilities was $2,286,000 and $2,216,000 for the years ended December 31, 2022 and 2021, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at December 31, 2022 and 2021 were as follows (in thousands):

Operating Leases
at December 31, 2022
Years ending December 31,
2023	$997
2024	490
2025	419
Total lease payments	1,906
Less: Imputed interest	(139)
Total operating lease liabilities as of December 31, 2022	$1,767

Operating Leases
at December 31, 2021
Years ending December 31,
2022	$1,953
2023	1,025
2024	550
2025	445
Total lease payments	3,973
Less: Imputed interest	(339)
Total operating lease liabilities as of December 31, 2021	$3,634

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022, the weighted average remaining lease term was 2.36 years and the weighted average discount rate used to determine the operating lease liability was 8.3%. As of December 31, 2021, the weighted average remaining lease term was 2.62 years and the weighted average discount rate used to determine the operating lease liability was 6.5%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Juan Møller San Pedro stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which includes salary and certain benefits continuation. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation expense charge of $9,286,000 that the Company recognized in the year ended December 31, 2022 as there is no longer a service condition related to such awards. The total charge of $10,875,000 related to executive management change was recorded in selling, general and administrative expenses during the year ended December 31, 2022. The Company entered into a separation agreement with Dr. Møller in September 2022.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit and the lawsuit has entered the discovery phase. The Company is of the opinion that the claim is without merit and intend to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

Corwin v. Y-mAbs Therapeutics, Inc., et al.

On January 18, 2023, Robert Corwin, a purported Y-mAbs stockholder, filed a putative class action lawsuit against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The complaint asserts claims on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The complaint alleges that the Company and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The complaint seeks unspecified damages, and reasonable costs and expenses, including attorneys’ fees. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of December 31, 2022 as the Company does not consider the loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., et al.

On February 8, 2023, Jeffrey Hazelton, one of the Company’s stockholders, filed a lawsuit against the Company and current and former members or the Company’s board of directors in the Court of Chancery of the State of Delaware (Case No.: 2023-0147-). The complaint alleges that the Company’s members of the Company’s board of directors have awarded themselves excessive compensation since the Company’s Initial Public Offering in 2018. The complaint seeks to recover alleged excessive and unfair compensation awarded to the Company’s board members in what is alleged to be in breach of their fiduciary duties. Further, the complaint seeks to direct the Company to take certain actions to reform and improve the Company’s corporate governance and internal procedures. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of December 31, 2022 as the Company does not consider the loss on the claim to be probable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2022 and 2021, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company has issued 43,670,109 shares of its common stock as of December 31, 2022, and 43,694,716 shares of its common stock as of December 31, 2021.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of December 31, 2022 and 2021.

Stock grant agreements with non-employees

In April 2020, in connection with the SADA License Agreement, the Company entered into certain stock grant agreements pursuant to which it agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform (the “SADA Technology”) licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. In accordance with the terms of the agreement, during the year ended December 31, 2022, the non-employee researchers vested in an additional 20% of the awards. Therefore, as of December 31, 2022, the two non-employee researchers have vested in 80% of the total grant with the remaining 20% vesting on the anniversary date of the agreement in April 2023. The unvested shares are subject to forfeiture to the extent the SADA License Agreement is terminated prior to the vesting of the shares. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. In April 2020, the Company recognized a research and development expense of $7,376,000, which reflected the fair value of the issued shares on the grant date. There is no future expense related to these awards.

In July 2020, pursuant to the stock grant agreements, the Company also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three-year Secured Promissory Note, which matures in April 2023. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans with interest rates that are at market. In July 2022, one of the researchers repaid their Secured Promissory Note and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that were pledged as part of their security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. During the fourth quarter of 2022, the Company concluded that the other loan receivable was impaired resulting in a $1,051,000 charge for the year-ended December 31, 2022. The remaining loan receivable balance is included in other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2022 and both loans are included in other assets on the Company’s Consolidated Balance Sheets as of December 31, 2021. The impairment charges are recorded within interest and other loss, net within the Company’s Consolidated Statements of Net Loss and Comprehensive Loss, and foreign currency and other transactions within the Company’s Consolidated Statements of Cash Flows.

There were no shares issued to non-employee researchers in 2022 and 2021.

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

Upon the 2018 Equity Incentive Plan (the “2018 Plan”) becoming effective in September 2018, no further grants are allowed under the 2015 Plan.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Plan. However, options outstanding under the 2015 Plan continue to be governed by the 2015 Plan. The 2018 Plan which became effective upon the Company’s initial public offering in September 2018 and which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 through 2029, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. The exercise price of options granted under the plans must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule specified in the grant agreements, which is generally between one and four years and generally become immediately exercisable upon the occurrence of a change in control, as defined.

Stock Options

For the years ended December 31, 2022 and 2021, stock-based compensation for stock option grants were $25,274,000 and $19,032,000, respectively, for options granted to employees and directors. Stock-based compensation during the year ended December 31, 2022 includes $9,286,000 related to the departure of the former Chief Executive Officer, which was recorded upon his separation in the second quarter of 2022 based on the terms of his service agreement and is further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. For the year ended December 31, 2022, the expenses were recorded as $7,540,000 in research and development expense and $17,734,000 in selling, general, and administrative expense. For the year ended December 31, 2021, the expenses were recorded as $7,133,000 in research and development expense and $11,899,000 in selling, general, and administrative expense.

The assumptions that the Company used to determine the fair value of the stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	3.12%	1.31%
Expected term (in years)	5.9	6.3
Expected volatility	73.6%	72.6%
Expected dividend yield	—%	—%

The Company recognizes compensation expense for only the portion of awards that vest.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2021	6,687,128	$22.43	$26,412	7.21
Granted	653,000	11.53
Exercised	(20,000)	4.22
Forfeited	(240,361)	28.32
Outstanding and expected to vest at December 31, 2022	7,079,767	$21.27	$3,112	6.45
Exercisable at December 31, 2022	4,948,467	$19.47	$3,112	5.53

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $7.64 and $13.03, respectively.

Options granted in the year ended December 31, 2022, have a contractual term of ten years.

During the second quarter of 2022, 255,000 options were granted to senior executives and certain other employees under a retention program for their continued service to the Company over the next two years from the grant date. The options granted under the retention program have a vesting schedule in which 50% vest on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date, provided in each case that the recipient remains an employee of the Company through each vesting date. The remaining 398,000 options granted during the year end December 31, 2022, have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remain an employee of the Company through each vesting date.

The above noted retention program also included a cash bonus payable of $1,091,000 to the same senior executives and other employees that is payable on the anniversary of the grant date provided that the respective recipient remains an employee of the Company through such date and subject further to the achievement by such date of the Company’s product candidate omburtamab having received marketing approval by the FDA. On November 30, 2022, the FDA issued a complete response letter which indicated that FDA was unable to approve the BLA of omburtamab in its current form. As a result, the Company determined that the bonus payment was not probable and therefore the Company did not record compensation expense related to the cash retention program in the year ended December 31, 2022.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, the Company estimates its expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on shares of its common stock and does not expect to pay any cash dividends in the foreseeable future. Except for the risk-free interest rate, there were no significant changes to the inputs included in the Black-Scholes option pricing model during the year ended December 31, 2022.

As of December 31, 2022, we had $21,910,000 of unrecognized stock-based compensation expense related to employee stock options that are expected to vest over a period of 2.27 years.

Restricted Stock Units

For the years ended December 31, 2022 and 2021, stock-based compensation for restricted stock unit grants was $328,000 and $303,000, respectively. For the year ended December 31, 2022, the expenses were recorded as $289,000 in research and development expense and $39,000 in selling, general, and administrative expense. For the year ended December 31, 2021, the expenses were recorded as $270,000 in research and development expense and $33,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2021	28,907	$28.04	1.82
Granted	19,054	9.92
Vested	(13,280)	26.47
Forfeited	(1,326)	27.97
Outstanding and expected to vest at December 31, 2022	33,355	$17.77	1.77

As of December 31, 2022, we had $418,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.77 years.

NOTE 12—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, the MabVax Agreement and various other supporting agreements with MSK, the Company has expensed costs in the total amount of $5,338,000 and capitalized an intangible asset of $1,500,000 during the year ended December 31, 2022 and expensed costs in the total amount of $5,266,000 in the year ended December 31, 2021, for milestones, minimum royalties, and research and development costs. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for additional details on the Company’s agreements with MSK. As of December 31, 2022, the Company had a total of $240,000 recorded as accounts payable and $6,904,000 as accrued liabilities, thereby totaling $7,144,000 due to MSK. As of December 31, 2021, the Company had a total of $748,000 recorded as accounts payable, $5,443,000 as accrued liabilities, thereby totaling $6,191,000 due to MSK.

NOTE 13—INCOME TAXES

Domestic and foreign loss before income taxes are as follows (thousands):

	For The Years Ended December 31,
	2022	2021
United States	$(87,827)	$(47,275)
Foreign	(7,741)	(8,000)
Total	$(95,568)	$(55,275)

The Company provided no income tax benefits on net losses of $95,568,000 and $55,275,000 for years ended December 31, 2022 and 2021, respectively, and maintains a full valuation allowance against its net deferred tax assets.

Current and deferred income taxes (tax benefits) are as follows (thousands):

	For The Years Ended December 31,
	2022	2021
Current income tax
Domestic	$—	$—
Foreign	18	304
Total current income taxes (tax benefits)	18	304
Deferred income tax
Domestic	—	—
Foreign	(18)	(304)
Total deferred income taxes (tax benefits)	(18)	(304)
Total income taxes (tax benefits)	$—	$—

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% for tax years ended December 31, 2022 and 2021, respectively, and income taxes provided are set forth below (thousands):

	For The Years Ended December 31,
	2022	2021
Taxes on income at U.S. federal statutory rate	$(20,069)	$(11,607)
State and local taxes, net of federal tax effects	(5,661)	(5,523)
Effect of rate change	861	(1,734)
Foreign tax rate differential	(95)	(80)
Valuation allowance	25,116	20,978
Tax credits	(1,749)	(1,904)
Uncertain tax position	18	304
Deferred adjustments	969	—
Other	610	(434)
Total	$—	$—

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows (thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets/(liabilities):
Acquired intangibles	$2,657	$4,316
Accrued bonus	—	—
Unrealized foreign exchange loss	263	38
Accrued royalty	914	377
Stock based compensation	13,353	9,222
Net operating loss carryforwards	86,072	88,968
Tax credit carryforwards	16,799	15,050
Right of use asset	(413)	(1,015)
Lease liability	435	960
Capitalized research and experimentation	21,902	—
Other	572	(479)
Total deferred tax assets/(liabilities)	142,554	117,437
Valuation allowance	(142,554)	(117,437)
Net deferred tax assets/(liabilities)	$—	$—

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

As of December 31, 2022, the Company had U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $279,038,000 and $203,159,000, respectively. The Company also had U.S. federal tax credit carryforwards of $16,799,000 as of December 31, 2022. The federal NOL carryforwards of approximately $18,606,000 will begin to expire from 2036 through 2037. The federal NOL of approximately $260,433,000 can be carried forward indefinitely but limited to offset 80% of taxable income. The State and City NOL and tax credit carryforwards will begin to expire in 2030. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company has performed an analysis of its Section 382 ownership changes through December 31, 2021. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382. The Company also has Danish NOL carryforwards of $58,000 which have an indefinite carryforward period.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.

Changes in the Company’s unrecognized tax benefits, excluding the related accrual of interest and penalties, from January 1 through December 31 are set forth below (thousands):

	Years Ended
	December 31,
	2022	2021
Beginning balance	$304	$—
Additions for prior year tax positions	18	304
Settlements	(322)	—
Ending balance	$—	$304

The Company’s tax returns for the years 2021, 2020, 2019, 2018, and 2017 are open for tax examination by U.S. federal and state, and the Danish tax authorities. During 2022, the review of the Company’s transfer pricing policies by the Danish Tax Authorities for tax years 2016 through 2020 was completed resulting in the release of the corresponding reserve. The release did not have a material impact on the Company’s income tax accounts.

The Company classifies interest and penalty expense related to income tax expense as components of the tax provision for income taxes. As of December 31, 2022, the Company does not have any interest or penalties accrued related to the total amount of unrecognized tax benefits.

NOTE 14—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (“401(k) plan”) covering all U.S. employees of the Company. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the years ended December 31, 2022 and 2021.

The Company has established a retirement program for employees of the Company’s Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from the Company’s Danish subsidiary. No contributions from the Danish subsidiary were made for the years ended December 31, 2022 and 2021. In addition, health insurance benefits for the Company’s Danish employees are fully paid for by such employees. The Company’s Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 15 —GAIN FROM SALE OF PRIORITY REVIEW VOUCHER

On December 28, 2020, the Company announced that it entered into a definitive agreement to sell its DANYELZA Priority Review Voucher, or PRV, to United Therapeutics Corporation for $105,000,000. The PRV was granted in conjunction with the approval by the FDA of DANYELZA, for the treatment of refractory/relapsed high-risk neuroblastoma. Under the terms of the Company’s license agreement with MSK, the Company retained 60% of the net proceeds received from the sale, and the remaining 40% was paid to MSK. The transaction closed on January 21, 2021 and once the substantive closing conditions included within the agreement were resolved the Company recognized a net gain of $62,010,000 during the year ended December 31, 2021 related to the sale.

The Company did not recognize a corresponding gain during the year ended December 31, 2022.

NOTE 16 — SUBSEQUENT EVENTS

On January 4, 2023, the Company announced a strategic restructuring plan designed to extend its cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. The Company expects a reduction in its current workforce by approximately 35%, with such reduction anticipated to be completed by the end of May 2023. Affected employees have been offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. The Company expects to record charges for these separation benefits in the first quarter of 2023. As a result of the reduction in workforce and revised business plan that was approved by the Board of Directors in January 2023, the Company expects to incur restructuring expenses of approximately $4,700,000, consisting predominantly of cash related to notice and severance payments of approximately $3,000,000 and acceleration of stock-based compensation of approximately $1,700,000. The restructuring expenses were recognized in the first quarter of 2023, and the majority of the payments were made in the first quarter of 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
The financial statements listed in the Index to Financial Statements beginning on page 142 are filed as part of this Annual Report on Form 10-K.

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the required information is included in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page 142.

(a)3.	Exhibits

EXHIBIT INDEX

Exhibit No.

3.3	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Form S-1 filed August 24, 2018).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Form S-1 filed August 24, 2018).

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed September 7, 2018).

4.2	Registration Rights Agreement, dated as of October 13, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Form S-1 filed August 24, 2018).

4.3(a)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(a) to the Form S-1 filed August 24, 2018).

4.3(b)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(b) to the Form S-1 filed August 24, 2018).

4.3(c)	Registration Rights Agreement, dated as of November 17, 2017, among the Registrant and the other parties thereto (incorporated by reference to Exhibit 4.3(c) to the Form S-1 filed August 24, 2018).

4.4	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

10.1+

License Agreement, dated as of August 20, 2015, by and between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.1 to the Form S-1 filed August 24, 2018).

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

10.7†	Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form S-1 filed August 24, 2018).

10.8†	Form of Notice of Grant and Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Form S-1 filed August 24, 2018).

10.9†	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Form S-1 filed August 24, 2018).

10.10†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed August 24, 2018).

10.11†	Form of Officers and Directors Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Form S-1 filed August 24, 2018).

10.12†	Service Agreement, effective as of April 1, 2016 between the Registrant and Thomas Gad (incorporated by reference to Exhibit 10.12 to the Form S-1 filed August 24, 2018).

10. 13†	Service Agreement, effective as of October 1, 2016 between Y-mAbs Therapeutics A/S and Bo Kruse (incorporated by reference to Exhibit 10.14 to the Form S-1 filed August 24, 2018).

10.14	Lease Agreement dated January 10, 2018, by and between the Registrant and RXR HB Owner LLC (incorporated by reference to Exhibit 10.15 to the Form S-1 filed August 24, 2018).

10.15†

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

10.17†	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Form S-1 filed August 24, 2018).

10.18†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Form S-1 filed August 24, 2018).

10.19+

Amended and Restated Sponsored Research Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center effective September 13, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2019).

10.20+	Sublicense Agreement by and between the Registrant and MabVax Therapeutics Holdings, Inc. effective June 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 19, 2019).

10.21+

Settlement and Assumption and Assignment Agreement of MSK License Agreement and Y-mAbs Sublicense Agreement by and among the Registrant, MabVax Therapeutics Holdings, Inc. MabVax Therapeutics, Inc. and Sloan Kettering Institute for Cancer Research effective December 2, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed December 19, 2019).

10.22++

License Agreement effective as of April 15, 2020, by and among the Registrant, Memorial Sloan Kettering Cancer Center and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 21, 2020).

10.23++

Master Sponsored Research Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, effective October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 8, 2020).

10.24

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, employees, consultants and service providers other than directors) (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed November 5, 2020).

10.25†

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, directors) (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed November 5, 2020).

10.26 ++

License Agreement dated December 17, 2020 by and between the Registrant and SciClone Pharmaceuticals International Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 22, 2020).

10.27

Asset Purchase Agreement by and between the Registrant and United Therapeutics Corporation, dated December 24, 2020 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed February 19, 2021).

10.28++

Amendment No. 1, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed May 6, 2021).

10.29++

Amendment No. 2, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed, May 6, 2022).

10.30†	Employment Agreement for Dr. Steen Lisby, effective as of August 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed, May 9, 2022).

10.31†	Amendment to Employment Agreement for Dr. Steen Lisby, effective as of June 1, 2020 (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed, May 9, 2022).

10.32†	Employment Agreement for Dr. Vignesh Rajah, effective as of June 2, 2020 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q filed, May 9, 2022).

10.33†	Amendment to Employment Agreement for Dr. Vignesh Rajah, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q filed, May 9, 2022).

10.34†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed August 8, 2022).

10.35†

Retention Bonus Agreement, dated May 30, 2022 by and between EVP and Chief Financial Officer, Bo Kruse and Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed August 8, 2022).

10.36†	Form of Retention Bonus Agreement of Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 8, 2022).

10.37†	Form of Retention Bonus Agreement of Y-mAbs Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed August 8, 2022).

10.38†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed November 7, 2022).

10.39†

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 7, 2022).

10.40†

Separation Agreement and General Release, effective as of September 22, 2022, between Y-mAbs Therapeutics, Inc. and Claus Juan Møller San Pedro (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed November 7, 2022).

10.41*†	Non-Employee Director Compensation Policy, adopted on January 17, 2023 (filed herewith).

10.42*†	Employment Agreement for Ms. Susan Smith, effective as of January 1, 2022 (filed herewith).

21.1*	Subsidiaries of the Registrant.

23*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.

31.1*#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
#

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

†	Indicates management contract or compensatory plan.
+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
++	Portions of the exhibit have been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2023.

Y-MABS THERAPEUTICS, INC.

Dated: March 30, 2023	/s/ THOMAS GAD
Thomas Gad
Founder, Chairman, President, Interim Chief Executive Officer and Head of Business Development and Strategy
(Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 30th of March 2023.

/s/ THOMAS GAD	Founder, President, Interim Chief Executive Officer and Head of Business Development and Strategy
(Principal Executive Officer)
Thomas Gad

/s/ BO KRUSE	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Bo Kruse	(Principal Financial Accounting Officer)

/s/ JOHAN WEDELL-WEDELLSBORG	Director
Johan Wedell-Wedellsborg

/s/ LAURA J. HAMILL	Director
Laura J. Hamill

/s/ GÉRARD BER	Director
Gérard Ber

/s/ ASHUTOSH TYAGI	Director
Ashutosh Tyagi

/s/ JAMES I. HEALY	Director
James I. Healy

/s/ DAVID N. GILL	Director
David N. Gill