Form 10-Q
period 2023-03-31
Y-mAbs Therapeutics, Inc.
filed 2023-05-08
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 43,677,767 shares of Common Stock ($0.0001 par value) outstanding as of May 1, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our business strategy, future operations and results thereof, future financial position, future revenue, projected costs, prospects, current and prospective products, product approvals, research and development costs, current and prospective collaborations, timing and likelihood of success, plans and objectives of management, expected market growth and future results of current and anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “contemplate,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, we have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing agreements, collaborations, joint ventures or investments that we may make.

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

These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We may not be able to successfully implement our business model and our plans to obtain regulatory approval and develop and commercialize our other product candidates, including the potential clinical efficacy, safety and other benefits thereof;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval may not be realized;

●	We may not be successful in obtaining approval of our product candidates and expectations with respect to the commercial value of any of our product candidates may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, and selling DANYELZA and any current or future product candidate for which we may receive marketing approval, including our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	Expectations with respect to our ongoing and future clinical trials for DANYELZA and other product candidates, whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties;
●	Expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	We are dependent on our ability to continue to maintain and leverage our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our exclusive rights to the 2015 MSK License Agreement (as amended), or MSK License, the 2020 SADA Technology License Agreement, or SADA License Agreement, and current and future technology and our relationship with MSK as a user of DANYELZA and any future products;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates and evaluate future product candidates, and programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by the COVID-19 pandemic or similar health crises, macroeconomic conditions, such as rising inflation, uncertain global financial markets, supply chain disruptions, and by geopolitical events, including the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia;
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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,629	$105,762
Accounts receivable, net	18,702	12,531
Inventories	8,945	6,702
Other current assets	3,730	5,452
Total current assets	124,006	130,447
Property and equipment, net	511	604
Operating lease right-of-use assets	1,369	1,739
Intangible assets, net	2,898	2,986
Other assets	8,661	5,680
TOTAL ASSETS	$137,445	$141,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$8,843	$14,175
Accrued liabilities	16,222	13,241
Operating lease liabilities, current portion	855	868
Total current liabilities	25,920	28,284
Accrued milestone and royalty payments	2,250	2,250
Operating lease liabilities, long-term portion	629	899
Other liabilities	817	802
TOTAL LIABILITIES	29,616	32,235
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 43,677,767 and 43,670,109 shares issued at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid in capital	549,233	543,929
Accumulated other comprehensive income	1,025	1,331
Accumulated deficit	(442,433)	(436,043)
TOTAL STOCKHOLDERS’ EQUITY	107,829	109,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,445	$141,456

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2023	2022

REVENUES
Product revenue, net	$20,251	$10,486
Total revenues	20,251	10,486
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,083	1,831
Research and development	13,418	22,912
Selling, general, and administrative	12,251	13,438
Total operating costs and expenses	27,752	38,181
Loss from operations	(7,501)	(27,695)
OTHER INCOME / (LOSS), NET
Interest and other income / (loss)	1,111	(373)
NET LOSS	$(6,390)	$(28,068)
Other comprehensive income / (loss)
Foreign currency translation	(306)	311
COMPREHENSIVE LOSS	$(6,696)	$(27,757)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.64)
Weighted average common shares outstanding, basic and diluted	43,671,589	43,709,238

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	16,000	—	32	—	—	32
Stock-based compensation expense	7,449	—	5,091	—	—	5,091
Foreign currency translation	—	—	—	311	—	311
Net loss	—	—	—	—	(28,068)	(28,068)
Balance March 31, 2022	43,718,165	$4	$524,329	$1,682	$(368,543)	$157,472

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Stock-based compensation expense	7,658	—	5,304	—	—	5,304
Foreign currency translation	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(6,390)	(6,390)
Balance March 31, 2023	43,677,767	$4	$549,233	$1,025	$(442,433)	$107,829

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,390)	$(28,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	195
Stock-based compensation	5,304	5,091
Foreign currency and other transactions	(456)	311
Changes in assets and liabilities:
Accounts receivable, net	(6,171)	(1,612)
Inventories	(2,243)	(76)
Other current assets	1,722	1,370
Other assets	(2,983)	(3,668)
Accounts payable	(4,771)	1,109
Accrued liabilities and other	2,682	423
NET CASH USED IN OPERATING ACTIVITIES	(13,124)	(24,925)
CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	—	32
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	32
Effect of exchange rates on cash and cash equivalents	(9)	53
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,133)	(24,840)
Cash and cash equivalents at the beginning of period	105,762	181,564
Cash and cash equivalents at the end of period	$92,629	$156,724

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Intangible assets acquisition in accrued milestones and royalty payments	$—	$1,500

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

NOTE 2—BASIS OF PRESENTATION

The Company has incurred losses in almost all quarters since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payer coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $442,433,000 as of March 31, 2023 and $436,043,000 as of December 31, 2022. Through March 31, 2023, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV.

As of March 31, 2023, the Company had cash and cash equivalents of $92,629,000, and as of December 31, 2022 the Company had cash and cash equivalents of $105,762,000. As of the issuance date of the financial statements for the first quarter ended March 31, 2023, the Company expects that its cash and cash equivalents at March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, any other interim periods, or any future year or period. The December 31, 2022 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company has not experienced any write-offs related to our customers and has not recognized any allowance for doubtful accounts nor reversed any allowances in the three months ended March 31, 2023.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of March 31, 2023, the accounts receivable balances from such distributors totaled 79% of our outstanding accounts receivable. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred in the three months ended March 31, 2023.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,894	$—	$86,894
Total	$—	$86,894	$—	$86,894

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,965	$—	$86,965
Total	$—	$86,965	$—	$86,965

During the quarter ended March 31, 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

The Company recognizes revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital.

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

The Company contracts with United States governmental agencies to ensure that DANYELZA will be eligible for coverage under the various programs administered by the agencies. The Company estimates the rebates and chargebacks to be provided and deduct these estimated amounts from our gross product revenues. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. The Company develops estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third-party consultants regarding the payor mix. The Company’s liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. The Company does not maintain material levels of inventory in the wholesale or retail channel.

●	Discounts and distribution-related fees

The Company provides invoice discounts on DANYELZA sales to our distributors for prompt payment and fees for distribution services and invoice discounts reduce the original accounts receivable balances. The payment terms for sales to distributors generally include a 2% discount for prompt payment or fees for distribution services which are based on contractual rates agreed with the respective distributors. Based on historical data and experiences with the distributors, we expect our distributors to earn these discounts and fees and deduct the full amount of these discounts and fees from our gross product revenue at the time such revenues are recognized.

●	Returns

The Company offers our customers limited product return rights for damaged, defective, or expiring products. The Company estimates returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and an establishment of an accrued liability.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based, sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when the customer obtains control of the product upon delivery to WEP. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at March 31, 2023 within other current assets on the Consolidated Balance Sheets.

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

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. Based on the terms of the arrangement, the Company may receive regulatory-based milestone payments up to $750,000, which $250,000 has already been recognized, and sales-based milestone payments up to $500,000 and is entitled to royalties based upon the net sales generated by Takeda related to the product in the territory. We expect that the remaining regulatory-based and sales-based milestones will be recognized when the milestone is achieved, or the related sales occur.

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

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to an aggregate of $3,000,000. The Company received the first of these milestone payments totaling $1,000,000 in April 2022 upon the submission of the updated FDA BLA dossier for DANYELZA. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. We determined that the achievement of the remaining regulatory-based milestones within the agreement are constrained as they are contingent upon regulatory approvals which are not within the Company’s control and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestones are achieved or the related sales occur. The Company reevaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and it is appropriate to recognize revenue.

The Company did not recognize license revenue in the three months ended March 31, 2023 and 2022.

Segment Information

The Company is engaged solely in the discovery, development, distribution and commercialization of novel antibody-based therapeutic products for the treatment of cancer. Accordingly, the Company has determined that it operates in one operating segment.

Recently Issued Accounting Pronouncements – Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specific effective date. The Company adopted ASU 2022-04, ASU 2022-02, ASU 2022-01 and ASU 2021-08 effective January 1, 2023, and the adoption of these new standards did not have a material impact on the Company’s consolidated financial statements or disclosures.

The Company has evaluated accounting pronouncements recently issued but not yet adopted and believes that these pronouncements do not apply to the Company’s operations and therefore will not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 4—PRODUCT REVENUE

The Company’s product revenues were generated from sales of DANYELZA and totaled $20,251,000 for three months ended March 31, 2023 and $10,486,000 for the three months ended March 31, 2022. The geographic breakout for the $20,251,000 of product revenue, net between in the United States and other countries were $16,833,000 and $3,418,000, respectively. Our revenue to other countries for the three months ended March 31, 2023 includes $2,516,000 of product revenue to the Company’s distribution partner, WEP, in connection with the Company’s early access program for DANYELZA in Europe. The product revenue generated in the three months ended March 31, 2023 was an initial inventory stocking and the Company does not anticipate this level to be the run rate for future quarters. Please refer to below for further discussion regarding the WEP distribution agreement.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees and other sales-related deductions are recorded within accrued liabilities. As of March 31, 2023, the company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $3,722,000 related to product sales during the three months ended March 31, 2023. As of December 31, 2022, the company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $3,722,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance, December 31, 2022	$33	$2,905	$44	$2,982
Current provisions relating to sales in current year	59	3,138	88	3,285
Payments/credits relating to sales in current year	(35)	(1,914)	(88)	(2,037)
Balance, March 31, 2023	$57	$4,129	$44	$4,230

The vast majority of the Company’s product sales were in the United States with additional sales outside the United States in China, Europe and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2023 and March 31, 2022. McKesson, AmerisourceBergen, Cardinal Health, and WEP accounted for 45%, 29%, 13%, and 12%, respectively, of our gross product revenue for the three months ended March 31, 2023. McKesson, AmerisourceBergen, and Cardinal Health accounted for 60%, 25%, and 11%, respectively, of our gross product revenue for the three months ended March 31, 2022.

In December 2022, the Company announced a distribution agreement with WEP in connection with an early access program for DANYELZA in Europe. There are no regulatory-based, sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue from sales of DAYELZA at a point of time when WEP is deemed to have obtained control of the product, which occurs upon delivery to WEP. The Company is entitled to receive all payments based on net product sales and pays WEP a service fee in exchange for its services, whereby the service fee represents a percent of gross selling price and is included within product revenues, net on the Consolidated Statements of Net Loss and Comprehensive Loss. The product revenue recognized for the three months ended March 31, 2023 was $2,516,000. There was no product revenue, net in the three months ended March 31, 2022. As of March 31, 2023, the company had recorded on the Consolidated Balance Sheets accounts receivable of approximately $2,770,000, and accrued liabilities, for allowances, of $219,000 related to product sales to the distribution partner during the three months ended March 31, 2023.

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

	Three months ended March 31,
	2023	2022

	(in thousands, except per share amounts)
Net loss (numerator)	$(6,390)	$(28,068)
Weighted-average shares (denominator), basic and diluted	43,672	43,709
Basic and diluted net loss per share	$(0.15)	$(0.64)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units (“RSUs”) outstanding totaled 8,894,258 shares as of March 31, 2023 and 6,686,168 shares as of March 31, 2022.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Work In Progress	$14,304	$11,317
Finished Goods	2,583	666
Total inventories	$16,887	$11,983

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	March 31, 2023	December 31, 2022
CURRENT ASSETS
Inventories	$8,945	$6,702
Total recorded in Current Assets	8,945	6,702

NONCURRENT ASSETS
Other assets	7,942	5,281
Total recorded in Noncurrent Assets	7,942	5,281
Total Inventories	$16,887	$11,983

As of March 31, 2023 and December 31, 2022, the Company has classified $7,942,000 and $5,281,000, respectively, of work in progress inventories as noncurrent assets based on its current demand schedule and expectation that such inventory will be utilized in excess of one year from the balance sheet date. Changes in noncurrent assets are reflected on the consolidated statements of cash flows within the caption of other assets.

NOTE 7—INTANGIBLE ASSETS

The company’s intangible assets, net as of March 31, 2023 totaled $2,898,000, which were net of $402,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

The company’s intangible assets as of December 31, 2022 totaled $2,986,000, which were net of $314,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2023 to 2027, and $1,123,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued short-term liabilities at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31,	December 31,
	2023	2022

Accrued licensing, milestone and royalty payments	$1,903	$4,002
Accrued clinical costs	846	932
Accrued compensation and board fees	4,138	2,445
Accrued manufacturing costs	5,294	2,977
Accrued sales reserves	3,722	2,474
Other	319	411
Total	$16,222	$13,241

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

MSK License

The MSK License requires us to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2,450,000 and $9,000,000, respectively. There are also sales-based milestones that become due should the Company achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales-based milestones potentially due of $20,000,000. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. The Company will also owe MSK mid to high single-digit royalties on commercial sales of the Company’s approved products. In addition, to the extent the Company enters into sublicense arrangements, the Company is required to pay to MSK a percentage of certain payments that the Company receives from sublicensees of the rights licensed to the Company by MSK, which percentage will be based upon the date the Company receives such payments or the achievement of certain clinical milestones. The Company has entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020, with Adium in 2021 and WEP December 2022.

The terms of the MSK License provide that MSK is entitled to receive 40% of the income generated from the sale of the first PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. The Company sold the PRV received upon FDA approval of DANYELZA to United Therapeutics for $105,000,000. Pursuant to the agreement with MSK, the Company was entitled to retain 60% of the net proceeds from monetization of the PRV, and the remaining 40% was due to MSK. The Company received their portion of the net proceeds of from the sale of the PRV in the amount of approximately $62,000,000 when the transaction was consummated in January 2021.

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

CD33 License

On November 13, 2017, the Company entered into the MSK CD33 License, with MSK, which grants the Company a worldwide, sub-licensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know-how to develop, make and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics in connection with certain CD33 antibodies generated in a specific principal investigator’s laboratory at MSK and constructs thereof. The CD33 License is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to MSK’s rights in such know-how and related intellectual property rights. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. Also, the Company will owe MSK customary royalties on commercial sales of the Company’s approved products, if any. Total potential milestones due under the CD33 License are $550,000, $500,000 and $7,500,000 for clinical, regulatory and sales-based milestones, respectively. In addition, the CD33 License contains minimum royalty payments that become due beginning in year 10 of $40,000 per year over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, subject to increase and creditable against any royalty payments due based on sales in the future. The Company is required to pay mid to high single-digit royalties on sales of licensed products. Additionally, the terms of the CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

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

MabVax/MSK License

On December 2, 2019, the Company entered into the SAAA, of MSK License and Y mAbs Sublicense Agreement, or the MabVax/Y-mAbs Sublicense, between the Company and MabVax dated June 27, 2018, with MabVax and MSK, which became effective on December 13, 2019. Pursuant to the MabVax/Y mAbs Sublicense, MabVax sublicensed to the Company certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine granted to MabVax, pursuant to an exclusive license agreement dated June 20, 2008 between MabVax and MSK, as amended, or the MabVax/MSK License Agreement.

On March 21, 2019, MabVax filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The essence of the transaction created by the SAAA was for the Company, in light of the Chapter 11 bankruptcy proceedings affecting MabVax, to preserve the MabVax/MSK License Agreement and the rights granted to the Company under the MabVax/Y mAbs Sublicense and for the Company to create a direct relationship with MSK with respect to the rights covered under the MabVax/Y mAbs Sublicense. Pursuant to the SAAA, MabVax agreed to assume the MabVax/Y mAbs Sublicense and the MabVax/Y mAbs License Agreement pursuant to Section 365 of the Bankruptcy Code and concurrently to assign both of these agreements to MSK. The Company remains responsible for any potential downstream payment obligations to MSK related to the GD2 GD3 Vaccine that were specified in the MabVax/MSK License Agreement. This includes the obligation to pay development milestones totaling $1,400,000 and mid-single-digit royalty payments to MSK. In addition, if the Company obtains FDA approval for the GD2 GD3 Vaccine, then the Company is obligated to file with the FDA for a PRV. The SAAA stipulates that, if the Company is granted a PRV from the FDA covering a licensed product under the MabVax/Y mAbs Sublicense and the PRV is subsequently sold, the Company will pay directly to MabVax and to MSK, respectively, a total of twenty percent of the proceeds from the sale thereof. The MabVax/MSK License Agreement will expire with effect for the Company, on a country-by-country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

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

Summary of Significant License Agreements and Related Commitments

The Company has the following significant license agreements and related commitments which include all obligations that have been paid or accrued as of and for the period ending March 31, 2023 (in thousands):

					Accrued	Accrued	Accrued	Accrued
	Cash paid	Cash paid	Expense	Expense	liabilities	liabilities	liabilities	liabilities
	Three months	Three months	Three months	Three months	Current	Noncurrent	Current	Noncurrent
	ended	ended	ended	ended	as of	as of	as of	as of
	March	March	March	March	March	March	December	December
Agreements	2023	2022	2023	2022	2023	2023	2022	2022
MSK	$ 3,245	—	$ 1,223	$ 677	$ 1,298	$ 1,950	$ 3,397	$ 1,950
CD33	—	—	—	—	—	300	—	300
MabVax	—	—	—	—	—	—	—	—
SADA	—	—	—	—	605	—	605	—

Minimum royalties and certain clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of March 31, 2023.

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

The Company did not have an expense related to milestones under the SADA License Agreement in the first quarters of 2023 and 2022 and had $605,000 in accrued liabilities as of March 31, 2023 and December 31, 2022 which was accrued upon entry into the arrangement in 2020. The Company’s first SADA molecule to enter clinical development is the GD2-SADA for potential use in GD2 positive solid tumors. The Company had its first clinical patient dosed in April 2023. The Company will assess the clinical progress to determine whether the milestones under the agreement are deemed probable. The company anticipates having the necessary data during the second half of 2023. The Company does not consider any other milestones under the SADA License Agreement to be probable as of March 31, 2023 and December 31, 2022.

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

For the quarters ended March 31, 2023 and 2022, we incurred research and development expenses of $40,000 and $697,000, respectively, under these agreements.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx had agreed to establish a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab could be produced. Since the Company possessed the right to substantially all the economic benefits and directs the use of the production area, the Company accounted for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The original term of the lease was two years from the commencement date of August 31, 2020, which was subsequently extended to December 2022. The Company entered into an additional one-month extension that terminated in January 2023 for a de minimis cost.

In February 2019, the Company entered into a lease agreement in connection with its 4,548 square feet laboratory in New Jersey. In December 2019, we expanded the space with an additional 235 square feet. The original term of the lease is three years from the date the Company occupied the premises, with an option to extend for an additional two years which expires in January 2024, which the Company exercised and has included in the determination of the related lease liability. Fixed rent payable under the lease is approximately $144,000 per annum and is payable in equal monthly installments of approximately $12,000 per month.

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

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000, which are recognized on a straight-line basis. In January 2023, the Company notified the landlord of their intention to reduce the leased premise as a result of the Company’s strategic restructuring plan, which was approved by the Company’s Board of Directors on January 4, 2023. The lease modification resulted in an immaterial charge in the three months ended March 31, 2023.

Total operating lease costs were $340,000 and $704,000 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the expenses were recorded as $283,000 in research and development expense and $57,000 in selling, general, and administrative expense. During the three months ended March 31, 2022, the expenses were recorded as $638,000 in research and development expense and $66,000 in selling, general, and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2023 and 2022 was $259,000 and $607,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at March 31, 2023 were as follows (in thousands):

Operating Leases
at March 31, 2023
Remainder of 2023	$797
Years ending December 31,
2024	477
2025	370
2026	—
Total lease payments	1,644
Less: Imputed interest	(160)
Total operating lease liabilities at March 31, 2023	$1,484

Maturities of operating lease liabilities at December 31, 2022 were as follows (in thousands):

Operating Leases
Years ending December 31,	at December 31, 2022
2023	$997
2024	490
2025	419
Total lease payments	1,906
Less: Imputed interest	(139)
Total operating lease liabilities at December 31, 2022	$1,767

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2023, the weighted average remaining lease term is 2.16 years and the weighted average discount rate used to determine the operating lease liability was 8.5%. As of December 31, 2022, the weighted average remaining lease term is 2.36 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Juan Møller San Pedro stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which includes salary and certain benefits continuation. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation expense charge of $9,286,000 that the Company recognized in the year ended December 31, 2022 as there is no longer a service condition related to such awards. The total charge of $10,875,000 related to executive management change was recorded in selling, general and administrative expenses during the year ended December 31, 2022. There was no impact in the three months ended March 31, 2023 and 2022 due to the April 22, 2022 timing of the separation.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a purported Y-mAbs stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class. On April 17, the Court entered a scheduling order under which the lead plaintiff has until May 23, 2023 to file an amended complaint and defendants have until July 11, 2023 to file their motion to dismiss. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of March 31, 2023 as the Company does not consider the loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The complaint purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On April 6, 2023, Defendants filed a motion to dismiss. Plaintiff has until May 19, 2023 to file their opposition to the motion, and defendants will then have until June 14, 2023 to file their reply for the motion. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of March 31, 2023 as the Company does not consider the loss on the claim to be probable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2023 and December 31, 2022, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,677,767 shares of its common stock as of March 31, 2023 and 43,670,109 shares of its common stock as of December 31, 2022.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2023 or December 31, 2022.

Stock grant agreements with non-employees

In April 2020, in connection with the SADA License Agreement, the Company entered into certain stock grant agreements pursuant to which it agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform (the “SADA Technology”) licensed from MSK and MIT in consideration for their prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. As of March 31, 2023, the two non-employee researchers have vested in 80% of the total grant with the final 20% vesting on the anniversary date of the agreement in April 2023. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. In April 2020, the Company recognized a research and development expense of $7,376,000, which reflected the fair value of the issued shares on the grant date. There is no future expense related to these awards.

In July 2020, pursuant to the stock grant agreements, the Company also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a three-year Secured Promissory Note, which had maturity dates of April 2023 and June 2023. The outstanding principal amounts of the loans, together with all accrued interest thereon at the rate of 1% per annum, is due and payable on the maturity date of the loans. The loans are secured by Pledge and Security Agreements, pursuant to which the researchers have pledged the shares as security for repayment of the loans. In July 2022, one of the researchers repaid their Secured Promissory Note, which had a maturity date of April 2023, and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that were pledged as part of their security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. During the fourth quarter of 2022, the Company concluded that the other loan receivable, with a maturity date of June 2023, was impaired resulting in a $1,051,000 charge for the year-ended December 31, 2022. The remaining loan receivable balance is included in other current assets on the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

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

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Plan. However, options outstanding under the 2015 Plan continue to be governed by the 2015 Plan. The 2018 Plan which became effective upon the Company’s initial public offering in September 2018 and which provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 through 2029, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. The exercise price of options granted under the plans must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule specified in the grant agreements, which is generally between one and four years and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement.

Stock Options

During the three-month periods ended March 31, 2023 and 2022, stock-based compensation for stock option grants were $5,117,000 and $5,017,000, respectively, for options granted to employees and directors. The expense for the three months ended March 31, 2023 was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 15— RESTRUCTURING CHARGE. During the three months ended March 31, 2023, the expenses were recorded as $2,180,000 in research and development expense and $2,937,000 in selling, general, and administrative expense. During the three months ended March 31, 2022, the expenses were recorded as $1,779,000 in research and development expense and $3,238,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2022	7,079,767	$21.27	$3,112	6.45
Granted	1,536,700	4.66	—	—
Forfeited	(110,067)	10.54	—	—
Outstanding and expected to vest at March 31, 2023	8,506,400	$18.41	$3,867	6.81
Exercisable at March 31, 2023	5,172,608	$19.99	$3,344	5.39

The weighted average fair value of stock options granted for the three months ended March 31, 2023 was $3.40 There were no stock options granted in the three months ended March 31, 2022.

There were 1,105,500 options granted in the three months ended March 31, 2023 under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

All of the options granted in the three months ended March 31, 2023, have a maximum contractual term of ten years and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date. The expected term for the options granted in the three months ended March 31, 2023 was 6.25 years and the risk-free interest rate was approximately 3.5%.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended March 31, 2023.

As of March 31, 2023, we had $23,597,000 of unrecognized compensation related to employee stock options that are expected to vest over a period of 2.83 years.

Restricted Stock Unit Activity

For the three months ended March 31, 2023 and March 31, 2022, stock-based compensation for restricted stock unit grants was $187,000 and $74,000, respectively. During the three months ended March 31, 2023, the expenses were recorded as $126,000 in research and development expense and $61,000 in selling, general, and administrative expense.

During the three months ended March 31, 2022, the expenses were recorded as $68,000 in research and development expense and $6,000 in selling, general, and administrative expense. The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2022	33,355	$17.77	1.77
Granted	366,655	4.74	—
Vested	(7,658)	13.58	—
Forfeited	(4,494)	18.27	—
Outstanding and expected to vest at March 31, 2023	387,858	$5.48	2.74

The table above includes 362,400 restricted stock units granted in the three months ended March 31, 2023 were granted under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

As of March 31, 2023, we had $1,896,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.74 years.

NOTE 12—RELATED PARTY TRANSACTIONS

MSK is a shareholder of the Company. Under the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, the MabVax Agreement and various other supporting agreements with MSK, the Company has expensed costs in the total amount of $1,263,000 and $1,374,000 in the three months ended March 31, 2023 and 2022, respectively, for milestones, royalties, and research and development costs, under these agreements with MSK. Please refer to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for additional details on the Company’s agreements with MSK. As of March 31, 2023, the Company had a total of $54,000 recorded as accounts payable and $4,805,000 as accrued liabilities, thereby totaling $4,859,000 due to MSK. As of December 31, 2022, the Company had a total of $240,000 recorded as accounts payable and $6,904,000 as accrued liabilities, thereby totaling $7,144,000 due to MSK.

NOTE 13—INCOME TAXES

The Company provided no current and deferred income tax provisions on net losses of $6,390,000 and $28,068,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

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

NOTE 14—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2023 and 2022.

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three months ended March 31, 2023 and 2022. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 15—RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend its cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. The Company expects a reduction in its current workforce by approximately 35%, with such reduction anticipated to be completed by the end of May 2023. Affected employees have been offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the three-month ended March 31, 2023, the Company recognized restructuring expenses of $4,482,000 based on the currency rate for the quarter, which were recorded within research and development and selling, general, and administrative of $3,346,000 and $1,136,000, respectively, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance termination benefits of $2,776,000 and acceleration of stock-based compensation of $1,706,000. Regarding the severance termination benefits of $2,776,000, a total of $1,671,000 was paid in cash during the three months ended March 31, 2023, and the remaining $1,105,000 was recognized within accrued liabilities on the consolidated balance sheet as of March 31, 2023. The Company recognized acceleration of stock-based compensation of $1,706,000 in the three months ended March 31, 2023 as there is no longer a service condition related to such awards.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA® (naxitamab gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe.

DANYELZA has been evaluated in a Phase 2 clinical study in front line NB, a pilot study of chemoimmunotherapy for high-risk NB, and is currently being evaluated in a pivotal-stage multicenter trial (Study 201) which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA, as well as a Phase 2 clinical study in second-line relapsed osteosarcoma patients.

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

We are using our proprietary SADA BiDE (2-step Self-Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a 2-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies. We have designated GD2-SADA for potential use in GD2-positive solid tumors as our first SADA construct and we had our first clinical patients dosed in April 2023, whereby we completed the 120-hour dosing interval cohort. The initial blood PK profile of the construct in these patients appears to match our pre-clinical models in terms of clearance data. Hence, we aim for a 48-hour interval between the SADA protein and the radioactive payload going forward. We have secured clinical supplies for a medical radioisotope no-carrier-added, or n.c.a., lutetium-177 from ITM Isotope Technologies Munich SE, or ITM, who will provide its n.c.a. 177Lu for phase 1-3 clinical development of GD2-SADA. We announced our first hematological target CD38-SADA in December 2022, and expect to submit an IND for this construct in 2023. We believe the SADA technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. The restructuring plan includes a reduction of our workforce by approximately 35% and is expected to be completed by the end of May 2023. As a result of the estimated decrease in operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2026.

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

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, revenues generated from DANYELZA and license revenues, and the proceeds from our sale of our Priority Review Voucher, or PRV, obtained upon FDA approval of DANYELZA.

As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $442.0 million and $436.0 million, respectively. We experienced net losses of $6.4 million and $28.1 million for the three months ended March 31, 2023 and 2022, respectively. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

●	continue to advance our lead product candidates through the regulatory process both in the U.S. and internationally;
●	continue to advance our other product candidates through pre-clinical and clinical development;
●	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
●	initiate pre-clinical studies and clinical trials for any additional product candidates we identify;
●	develop, maintain, expand and protect our intellectual property portfolio; and
●	hire additional research, sales force, commercialization, clinical and scientific personnel.

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

As required under the SADA License Agreement, in October 2020, we entered into a Sponsored Research Agreement with MSK to fund at least $1,500,000 in scientific research at MSK over the following three years. The scientific research under this arrangement was completed in 2022.

Further, the SADA License Agreement requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay minimum annual royalties of $40,000, which shall increase to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License Agreement. As of March 31, 2023, we have determined that payment of the minimum royalties is not probable, and accordingly have not accrued for such royalties at March 31, 2023.

Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of either the completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. Sales-based milestones payments, totaling $23.8 million, become due should the Company achieve certain amounts of sales. In addition, for each of the SADA constructs generated by MSK and sold on behalf of the Company by a sublicensee, the Company may make sales-based milestone payments in the total amount up to $60.0 million based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. The Company dosed the first clinical patient with GD2 SADA in April 2023. The Company will assess the clinical progress to determine whether the milestones under the agreement are deemed probable. The company anticipates having the necessary data during the second half of 2023. As of March 31, 2023, we have accrued $0.6 million of the clinical based milestones under the SADA License Agreement which we considered to be estimable and probable and we expect to pay this amount within one year.

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

DANYELZA Regulatory Developments

The Company entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau in December 2022. In December 2022, the Company received a regulatory-based milestone payment of $15.0 million in connection with the conditional marketing approval of DANYELZA in China. We anticipate the DANYELZA launch in China to begin in the second quarter of 2023.

Known Trends, Geopolitical Events and Uncertainties

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

The recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect demand for our product and our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We may experience increases on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources.

In addition, the recent closures of Silicon Valley Bank and Signature Bank have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. To guard against that risk, our cash and cash equivalents are held at a large major federal, national bank. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital when needed to operate our business could be substantially impaired.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, conduct clinical trials and potentially prepare regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We anticipate that our research and development expenses will decrease based our January 2023 restructuring.

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

Other Income / (Loss), Net

Other income / (loss), net primarily consists of interest income earned on our money market fund and foreign currency transaction gains and losses. Other income / (loss), net can vary quarter-to-quarter based on interest rates and foreign currency fluctuations.

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

The vast majority of our product sales were in the United States with additional sales outside the United States in China and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three months ended March 31, 2023 and March 31, 2022. McKesson, AmerisourceBergen, Cardinal Health, and WEP accounted for 45%, 29%, 13%, and 12%, respectively, of our gross product revenue for the three months ended March 31, 2023. McKesson, AmerisourceBergen, and Cardinal Health accounted for 60%, 25%, and 11%, respectively, of our gross product revenue for the three months ended March 31, 2022.

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

Research and Development Expenses

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third- party CMOs and CROs for additional product manufacturing and development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License Agreement based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Revenues:
Product revenue, net	$20,251	$10,486	$9,765	93%
Total revenues	20,251	10,486	9,765	93%
Operating costs and expenses:
Cost of goods sold	2,083	1,831	252	14%
Research and development	13,418	22,912	(9,494)	(41)%
Selling, general, and administrative	12,251	13,438	(1,187)	(9)%
Total operating costs and expenses	27,752	38,181	(10,429)	(27)%
Loss from operations	(7,501)	(27,695)	20,194	(73)%
Other income / (loss), net
Interest and other income / (loss)	1,111	(373)	1,484	(398)%
Net loss	$(6,390)	$(28,068)	$21,678	(77)%

Revenue

We recorded $20.3 million and $10.5 million in net revenues for the three months ended March 31, 2023 and 2022, respectively. The $9.8 million increase was primarily driven by an increase in new US patients in the second half of 2022 that continued through the first quarter of 2023 and an incremental benefit from expanding international markets. The three months ended March 31, 2023 geographic breakout for the $20.3 million of product revenue, net between the United States and other countries was $16.8 million and $3.5 million, respectively. The three months ended March 31, 2022 geographic breakout for the $10.5 million of product revenue, net between in the United States and other countries were $ 9.5 million and $ 1.0 million, respectively. Our revenue from other countries for the three months ended March 31, 2023 included $2.5 million of product revenue from our distribution partner, WEP, in connection with the early access program for DANYELZA in Europe. The product revenue generated in the three months ended March 31, 2023 was an initial inventory stocking and we do not anticipate this level to be the run rate for future quarters.

Cost Of Goods Sold

Cost of Goods Sold was $2.1 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Increased cost of goods sold was driven by increased product revenue in the three months ended March 31, 2023. The change in cost of goods sold also reflects increased vials for compassionate use during the three months ended March 31, 2022, compared to the same period in 2023. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs. In periods prior to receiving FDA approval for DANYELZA, we recognized inventory and related manufacturing costs of DANYELZA as research and development expenses.

Research and Development Expenses

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Outsourced manufacturing	$2,055	$7,692	$(5,637)	(73)%
Clinical trials	540	2,768	(2,228)	(80)%
Outsourced research and supplies	364	2,681	(2,317)	(86)%
Personnel costs	5,812	5,136	676	13%
Professional and consulting fees	443	810	(367)	(45)%
Stock-based compensation	2,306	1,848	458	25%
Other	1,898	1,977	(79)	(4)%
	$13,418	$22,912	$(9,494)	(41)%

Research and development expenses were $13.4 million for the three months ended March 31, 2023, as compared to $22.9 million for the three months ended March 31, 2022. The $9.5 million decrease was primarily due to the decrease in spending on deprioritized programs, which resulted in a $5.6 million decrease in outsourced manufacturing, a $2.3 million decrease in outsourced research and supplies, a $2.2 million decrease in clinical trials, partially offset by increased personnel related costs, inclusive of stock-based compensation, of $1.1 million.

We recorded a restructuring charge of $3.4 million in research and development expense during the three months ended March 31, 2023. Many of the employees impacted by the restructuring continued to receive their salary as they were within their notice period. When compared to the three months ended March 31, 2022, the restructuring charge increased personnel related costs, inclusive of stock-based compensation, for the impacted individuals by $2.0 million in the three months ended March 31, 2023, as compared to 2022. The $2.0 million increase included accrued severance related benefits of $1.1 million and accelerated stock-based compensation expense of $0.9 million. Please refer to NOTE 15— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $12.2 million for the three months ended March 31, 2023, as compared to $13.4 million for the three months ended March 31, 2022. The $1.2 million decrease in selling, general, and administrative expenses was primarily attributable to a $0.8 million decrease in personnel related costs, inclusive of stock-based compensation, a $0.6 million decrease in insurance costs, partially offset by a $0.4 million increase in legal expense.

We recorded a restructuring charge of $1.1 million in selling, general, and administrative expense during the three months ended March 31, 2023. Many of the employees impacted by the restructuring continued to receive their salary as they were within their notice period. When compared to the three months ended March 31, 2022, the restructuring charge increased personnel related costs, inclusive of stock-based compensation, for the impacted individuals by $0.8 million in the three months ended March 31, 2023, as compared to 2022, which primarily related to accelerated stock-based compensation expense. Please refer to NOTE 15— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Income / (Loss)

Interest and other income / (loss) for the three months ended March 31, 2023 was $1.1 million income as compared to a $0.4 million loss for the three months ended March 31, 2022. The change in our interest and other income / (loss) was due to increased interest income of $1.0 million, driven by increased interest rates on our money market fund, and by a favorable change in foreign currency transaction gains and losses of $0.5 million.

Liquidity and Capital Resources

Overview

Each year we have experienced a significant use of cash to fund our net operating losses since inception and expect to continue to have to fund net operating losses. We expect our use of cash to fund our net operating losses to decrease as a result of our restructuring plan approved and announced in January 2023. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through March 31, 2023 primarily through gross proceeds from the sale of our common stock of $493.8 million in the years 2015 through 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of March 31, 2023, we had cash and cash equivalents of $92.6 million. As a result of the expected decrease in forecasted operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2026. This estimate is based on our current business plan, including our restructuring, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligation and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources see the section herein entitled “Contractual Obligations and Commitments”.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Net cash used in operating activities	$(13,124)	$(24,925)	$11,801	(47)%
Net cash provided by investing activities	—	—	—	—
Net cash provided by financing activities	—	32	(32)	(100)%
Effect of exchange rates on cash and cash equivalents	(9)	53	(62)	(117)%
Net decrease in cash and cash equivalents	$(13,133)	$(24,840)	$11,707	(47)%

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $13.1 million for the three months ended March 31, 2023, as compared to net cash used in operating activities of $24.9 million for the three months ended March 31, 2022. The $11.8 million decrease in cash used in operating activities was primarily due to a $21.7 million improvement in our net loss, which was partially offset by an increase in cash used for working capital of $9.3 million during the three months ended March 31, 2023 compared to the corresponding period in 2022. This $9.3 million increased cash used for working capital is driven by lower accounts payable of $5.9 million and higher accounts receivable from increased sales activity of $4.6 million for the three months ended March 31, 2023 as compared to March 31, 2022.

Net Cash Provided By Investing Activities

We did not generate or use cash for investing activities during the three months ended March 31, 2023 and 2022.

Net Cash Provided by Financing Activities

We did not generate or use cash for financing activities during the three months ended March 31, 2023. Net cash provided by financing activities was $32,000 for the three months ended March 31, 2022, which resulted from proceeds from exercised stock options.

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

As a result of the expected decrease in operating expenses, we estimate that our cash and cash equivalents of $92.6 million as of March 31, 2023, when combined with anticipated DANYELZA revenues, will support operations as currently planned into 2026. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources. As a result of the reduction in workforce and revised business plan, we incurred restructuring expenses of $4.5 million, consisting predominantly of cash related to notice and severance payments of $2.8 million and acceleration of stock-based compensation of $1.7 million. The restructuring expenses were recognized in the first quarter of 2023. Of the $2.8 million of severance payments, $1.7 million was paid in cash during the three months ended March 31, 2023, and the remaining $1.1 million was recognized within accrued liabilities on the consolidated balance sheet as of March 31, 2023, which the majority will be paid in the three months ended June 30, 2023. The charges that we expect to incur are subject to a number of assumptions, and actual expenses may differ materially from the estimates disclosed above.

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

We have entered into three license agreements and certain other agreements with MSK. The license agreements are further described below as the MSK License, the CD33 License, and the SADA License. Additionally, through the Settlement and Assumption and Assignment, or SAAA, we have established a direct license with MSK relating to the GD2-GD3 Vaccine.

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

On April 15, 2020, we entered the SADA License Agreement, which requires us to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are nonrefundable but are creditable against royalty payments otherwise due under the SADA License Agreement. Under the SADA License Agreement, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales-based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each SADA construct generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount of $60,000,000 based on the achievement of various levels of cumulative net sales by the sublicensee. Further, under the SADA License Agreement, we have committed to funding scientific research at MSK for up to $1,500,000, which we completed in February 2022.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the first quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a purported Y-mAbs stockholder filed a putative class action lawsuit against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class.   On April 17, the Court entered a scheduling order under which the lead plaintiff has until May 23, 2023 to file an amended complaint and defendants have until July 11, 2023 to file their motion to dismiss.   The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of March 31, 2023 as the Company does not consider the loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The complaint purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On April 6, 2023, Defendants filed a motion to dismiss. Plaintiff has until May 19, 2023 to file their opposition to the motion, and defendants will then have until June 14, 2023 to file their reply for the motion. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of March 31, 2023 as the Company does not consider the loss on the claim to be probable.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2023 our accumulated deficit was approximately $442.4 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the PRV granted to us upon FDA approval of DANYELZA.

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

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We incurred restructuring expenses of $4.5 million, consisting predominantly of cash related notice and severance payments of approximately $2.8 million and acceleration of stock-based compensation expense of approximately $1.7 million in the first quarter of 2023.

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

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, the COVID-19 pandemic, the military conflict between Ukraine and Russia, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We are seeking to identify and develop a broad pipeline of product candidates using the SADA Technology. We have only recently announced that the first patient in our Phase 1 trial of GD2-SADA has been dosed. The scientific research that forms the basis of our efforts to develop product candidates with the SADA Technology is still ongoing. We are not aware of any FDA approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA Technology. For example, before the first dosing of the patient in our Phase 1 trial of GD1-SADA, we had not tested any of the product candidates being developed using the SADA platform in humans, and our current data is limited to animal models and preclinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates developed using the SADA Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

Given the novelty of the SADA Technology, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-

known therapeutics. Even if we obtain human data to support our product candidates developed using the SADA Technology, the FDA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates developed using the SADA Technology, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products developed using the SADA Technology, alone or in combination with other therapies.

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

We have limited experience in marketing and selling biopharmaceutical products. We may not be successful in commercializing DANYELZA or any future approved product unless we are able to maintain and expand our sales and marketing capabilities or enter into agreements with third parties to sell and market such approved products.

We have limited experience in marketing and selling biopharmaceutical products. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and omburtamab covering certain territories outside the United States, we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs. To achieve commercial success for any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States. We continue to explore selectively establishing partnerships in markets outside the United States to support the commercialization of our product candidates for which we obtain marketing approval and that can be commercialized with such capabilities.

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

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical studies, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication. There is no assurance that the FDA or non-U.S. regulatory authorities will consider our present or future clinical trials to be sufficient to serve as the basis for approval of any of our product candidates for any indication. The FDA and non-U.S. regulatory authorities retain broad discretion in evaluating the results of our clinical trials and in determining whether the results demonstrate that a product candidate is safe and effective.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public health emergencies;
●	impact of the Russian invasion of Ukraine; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

Once marketing approval has been granted, as it was for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow up. As of March 31, 2023 we have enrolled 92 patients and we anticipate completing the study no later than by March 31, 2027. Other post-marketing requirements associated with the approval of DANYELZA include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In some international markets, the government controls the pricing, which can affect the profitability of drugs.

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
●	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA Privacy Provisions—as amended by HITECH and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and HIPAA, as amended, requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that interpretation of healthcare laws and regulations will vary across jurisdictions, and that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. We have established internal policies and procedure to mitigate our compliance risks. However, no assurance can be given that such policies and procedures will be adequate to ensure compliance with applicable laws and regulations. Moreover, although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

If we, or a third-party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or disclosure of confidential or proprietary information, further development and commercialization of our product candidates could be delayed. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third-party providers have established coverage policies and provided reimbursement for DANYELZA, there is no guarantee that third-party providers will establish coverage policies or provided reimbursement for any of our other product candidates, if approved. The reimbursement payment rates for DANYELZA or any other product we commercialize might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services, and imposing controls to manage costs. Our rebate payments may increase, or our prices may be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of DANYELZA or any other product we commercialize. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and in-licensed patent applications and the enforcement or defense of the issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first-to-invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our own as well as our in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, which may also result in a patent not being issued. We may become involved in opposition, interference, derivation, post grant review, inter partes review, ex-parte re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2024 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

As of April 13, 2023, our executive officers, directors and our stockholders, which own more than 5% of our outstanding common stock beneficially own shares representing approximately 21.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,677,767 shares of common stock outstanding as of May 1, 2023. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. As of May 1, 2023 holders of approximately 2,005,347 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 14,278,990 shares of our common stock that we may issue under our equity compensation plans and we plan to increase that number further.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.70 per share and as high as $55.22 per share through May 1, 2023. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

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

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and our interim Chief Executive Officer and board member Mr. Thomas Gad, our former Chief Executive Officer Dr. Claus Juan Møller San Pedro and our Chief Medical Officer Dr. Vignesh Rajah, have been named as defendants in a class action lawsuit that alleges that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Further, as also described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” on February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action against us. These complaints seek, among other things, unspecified damages, and reasonable costs and expenses, including attorneys’ fees.

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

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by pandemics or similar health crises, macroeconomic conditions and by geopolitical events, including the global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia.

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

There can be no assurance that further deterioration in credit and financial markets, global banking stability and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or COVID-19, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our other product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

As a public company and large accelerated filer for the year ended December 31, 2021, we were required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act, and our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, as of the last business day of our second fiscal quarter of 2022, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2022. We were therefore no longer required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As a public company, we continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

10.1†

Non-Employee Director Compensation Policy, adopted on January 17, 2023 (incorporated by reference to exhibit 10.41 to the Registrant’s Form 10-K (File No. 001-38650) filed with the Securities and Exchange Commission on March 30, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
+	Furnished herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: May 8, 2023	By:	/s/ Thomas Gad
Name: Thomas Gad
Title: Founder, President, Interim Chief Executive
Officer and Head of Business Development and Strategy
(Principal Executive Officer)

Dated: May 8, 2023	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)