Form 10-Q
period 2023-06-30
Y-mAbs Therapeutics, Inc.
filed 2023-08-10
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 43,620,192 shares of Common Stock ($0.0001 par value) outstanding as of August 3, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, we have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing agreements, collaborations, joint ventures, or investments that we may make.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless expressly indicated or the context requires otherwise, the terms “Y-mAbs,” “Company,” “we,” “us,” and “our” in this document refer to Y-mAbs Therapeutics, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects.

These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We may not be able to successfully implement our business model, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop, obtain regulatory approval of and commercialize our other product candidates;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidate for which we may receive marketing approval may not be realized;

●	Our expectations with respect to the commercial value of any of our product candidates may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, expanding the indications for, and selling DANYELZA and any current or future product candidate for which we may receive marketing approval. This includes our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties;
●	Our expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	We are dependent on our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our ability to maintain our exclusive rights under the 2015 MSK License Agreement (as amended), or MSK License, the 2020 SADA Technology License Agreement, or SADA License Agreement as well as our relationship with MSK as a user of DANYELZA and any future products;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates, evaluate future product candidates, programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Our expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by health crises, macroeconomic conditions, such as inflation, uncertain global financial markets, supply-chain disruptions, and by geopolitical events, including the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find a suitable replacement for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner; and
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products.

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data and per share data)

	June 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,909	$105,762
Accounts receivable, net	19,118	12,531
Inventories	5,187	6,702
Other current assets	3,570	5,452
Total current assets	115,784	130,447
Property and equipment, net	375	604
Operating lease right-of-use assets	1,178	1,739
Intangible assets, net	2,809	2,986
Other assets	12,250	5,680
TOTAL ASSETS	$132,396	$141,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$7,252	$14,175
Accrued liabilities	16,152	13,241
Operating lease liabilities, current portion	829	868
Total current liabilities	24,233	28,284
Accrued milestone and royalty payments	2,250	2,250
Operating lease liabilities, long-term portion	416	899
Other liabilities	816	802
TOTAL LIABILITIES	27,715	32,235
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 43,620,192 and 43,670,109 shares issued at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	552,369	543,929
Accumulated other comprehensive income	1,043	1,331
Accumulated deficit	(448,735)	(436,043)
TOTAL STOCKHOLDERS’ EQUITY	104,681	109,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,396	$141,456

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUES
Product revenue, net	$20,751	$9,797	$41,002	$20,283
License revenue	—	1,000	—	1,000
Total revenues	20,751	10,797	41,002	21,283
OPERATING COSTS AND EXPENSES
Cost of goods sold	4,649	1,140	6,732	2,972
License royalties	—	100	—	100
Research and development	12,055	26,420	25,473	49,332
Selling, general, and administrative	11,270	23,082	23,521	36,520
Total operating costs and expenses	27,974	50,742	55,726	88,924
Loss from operations	(7,223)	(39,945)	(14,724)	(67,641)
OTHER INCOME/(LOSS), NET
Interest and other income/(loss)	1,100	(1,186)	2,211	(1,558)
LOSS BEFORE INCOME TAXES	(6,123)	(41,131)	(12,513)	(69,199)
Provision for income taxes	179	—	179	—
NET LOSS	$(6,302)	$(41,131)	$(12,692)	$(69,199)
Other comprehensive income/(loss)
Foreign currency translation	18	1,422	(288)	1,733
COMPREHENSIVE LOSS	$(6,284)	$(39,709)	$(12,980)	$(67,466)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.94)	$(0.29)	$(1.58)
Weighted average common shares outstanding, basic and diluted	43,663,112	43,718,748	43,667,385	43,713,967

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	16,000	—	32	—	—	32
Stock-based compensation expense	7,449	—	5,091	—	—	5,091
Foreign currency translation	—	—	—	311	—	311
Net loss	—	—	—	—	(28,068)	(28,068)
Balance March 31, 2022	43,718,165	$4	$524,329	$1,682	$(368,543)	$157,472
Stock-based compensation expense	1,873	—	13,633	—	—	13,633
Foreign currency translation	—	—	—	1,422	—	1,422
Net loss	—	—	—	—	(41,131)	(41,131)
Balance June 30, 2022	43,720,038	$4	$537,962	$3,104	$(409,674)	$131,396

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Stock-based compensation expense	7,658	—	5,304	—	—	5,304
Foreign currency translation	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(6,390)	(6,390)
Balance March 31, 2023	43,677,767	$4	$549,233	$1,025	$(442,433)	$107,829
Retirement of treasury shares – refer to Note 10	(58,763)	—	(480)	—	—	(480)
Stock-based compensation expense	1,188	—	3,616	—	—	3,616
Foreign currency translation	—	—	—	18	—	18
Net loss	—	—	—	—	(6,302)	(6,302)
Balance June 30, 2023	43,620,192	$4	$552,369	$1,043	$(448,735)	$104,681

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,692)	$(69,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406	383
Stock-based compensation	8,920	18,724
Foreign currency transactions	(774)	1,733
Changes in assets and liabilities:
Accounts receivable, net	(6,587)	504
Inventories	1,515	(1,282)
Other current assets	1,402	1,220
Other assets	(6,570)	(2,579)
Accounts payable	(6,149)	(2,261)
Accrued liabilities and other	2,671	4,732
NET CASH USED IN OPERATING ACTIVITIES	(17,858)	(48,025)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	—	32
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	32
Effect of exchange rates on cash and cash equivalents	5	94
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,853)	(47,899)
Cash and cash equivalents at the beginning of period	105,762	181,564
Cash and cash equivalents at the end of period	$87,909	$133,665

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Acquisition of treasury shares upon repayment of secured promissory note – refer to Note 10	$480	$—
Intangible assets acquisition in accrued milestones and royalty payments	$—	$1,500

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

The Company is headquartered in New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

The Company has incurred losses in almost all quarters since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payor coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $448,735,000 as of June 30, 2023, and $436,043,000 as of December 31, 2022. Through June 30, 2023, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

As of June 30, 2023, the Company had cash and cash equivalents of $87,909,000, and as of December 31, 2022, the Company had cash and cash equivalents of $105,762,000. As of the issuance date of the consolidated financial statements for the second quarter ended June 30, 2023, the Company expects that its cash and cash equivalents at June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months, irrespective of whether any additional product approvals are obtained.

The Company may raise additional capital to fund future operations through the sale of its equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. These financing sources are in addition to successful commercialization of DANYELZA and our product candidates, for which the Company may obtain regulatory approval and marketing authorization. The Company’s commercialization strategy may include working with a collaborator or distributor. Sufficient funds may not be available to the Company on attractive terms or at all when needed from equity or debt financing. If the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance the Company’s liquidity position which may include significantly reducing the current rate of spending through delaying or scaling back current operations, or suspending certain research and development programs and other operational programs.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three- and six-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The December 31, 2022, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a treasury money market fund, which is unrestricted as to withdrawal or use. To date, the Company has not experienced a loss on its cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company maintains cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. The Company does not anticipate any loss with respect to such cash balances.

Accounts Receivable, Net

The Company’s accounts receivable, net balance consists of amounts due from sales of our approved product, DANYELZA. Receivables from product sales are recorded net of allowances which generally include chargebacks, doubtful accounts, rebates, returns, and discounts. The allowance is based primarily on assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs. The Company has not historically experienced any significant credit losses. All customer accounts are actively managed, and no losses are currently expected.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of June 30, 2023, the accounts receivable balances from such distributors totaled 71% of the Company’s outstanding accounts receivable. The remainder of the Company’s accounts receivable as of June 30, 2023 represented balances from international distribution partners. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventories

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. The Company had inventory write-downs totaling $456,000 in the three and six months ended June 30, 2023, which were recorded in cost of goods sold on the Consolidated Statements of Net Loss and Comprehensive Loss.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$82,906	$—	$82,906
Total	$—	$82,906	$—	$82,906

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,965	$—	$86,965
Total	$—	$86,965	$—	$86,965

During the three and six months ended June 30, 2023, there were no transfers between Level 1, Level 2, and Level 3.

Operating Lease Right-of-Use Assets and Operating Lease Liabilities

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

Product revenue, net

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

The amount of revenue the Company recognizes from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution-related fees and other sales-related deductions. In order to determine those deductions, the Company estimates, utilizing the expected value method, the amount of revenue that it will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly. If actual results vary from its original estimates, the Company will adjust these estimates quarterly, which would affect net product revenue and earnings in the period such variances occur.

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

The Company provides invoice discounts on DANYELZA sales to its distributors for prompt payment and fees for distribution services and invoice discounts reduce the original accounts receivable balances. The payment terms for sales to distributors generally include a 2% discount for prompt payment or fees for distribution services which are based on contractual rates agreed with the respective distributors. Based on historical data and experiences with the distributors, the Company expects its distributors to earn these discounts and fees and deduct the full amount of these discounts and fees from its gross product revenue at the time such revenues are recognized.

●	Returns

The Company offers its customers limited product return rights for damaged, defective, or expiring products. The Company estimates returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and establishment of an accrued liability.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when the customer obtains control of the product upon delivery to WEP. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at June 30, 2023, within accounts receivable on the Consolidated Balance Sheets.

License revenue

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd., or SciClone, for certain indications of DANYELZA and omburtamab for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Based on the terms of the agreement, the Company may receive regulatory-based milestone payments up to $40,000,000 and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. In December 2022, the Company received a regulatory-based milestone payment of $15,000,000 for the conditional approval of DANYELZA in China. The Company determined that the achievement of the remaining regulatory-based milestones within the agreement are constrained as they are contingent upon regulatory approvals which are not within its control and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, it assesses whether this resolves the constraint and it is appropriate to recognize revenue.

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. Based on the terms of the arrangement, the Company may receive regulatory-based milestone payments up to $750,000, of which $250,000 has already been recognized, and sales-based milestone payments up to $500,000 and is entitled to royalties based upon the net sales generated by Takeda related to the product in the territory. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when the milestone is achieved, or the related sales occur.

In December 2020, the Company entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement.

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to an aggregate of $3,000,000. The Company received the first of these milestone payments totaling $1,000,000 in April 2022 upon the submission of the updated FDA Biologics License Application (“BLA”) dossier for DANYELZA. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. The Company determined that the achievement of the remaining regulatory-based milestones within the agreement are constrained as they are contingent upon regulatory approvals which are not within the Company’s control and therefore not deemed probable. The agreement with Adium does not contain a regulatory-based milestone related to the Brazilian Health Regulatory Agency’s approval for marketing authorization, which was granted during the three months ended June 30, 2023. The Company expects that the sales-based milestones and royalty payments will be recognized when and if the milestones are achieved or the related sales occur. The Company reevaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and it is appropriate to recognize revenue.

The Company did not recognize license revenue in the three and six months ended June 30, 2023.

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

NOTE 4—PRODUCT REVENUE, NET

The Company’s product revenue, net was generated from sales of DANYELZA and totaled $20,751,000 and $9,797,000 for the three months ended June 30, 2023 and 2022, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the three months ended June 30, 2023, were $15,851,000 and $4,900,000, respectively. The geographic breakout for the product revenue, net between in the United States and other countries for the three months ended June 30, 2022, was $9,021,000 and $776,000, respectively. The Company’s product revenue, net from other countries for the three months ended June 30, 2023, included $3,535,000 of product revenue and related royalties for the commercial launch inventory stocking order from the Company’s distribution partner, SciClone, which launched commercial sales in China during the three months ended June 30, 2023. The product revenue, net from SciClone reflected an initial inventory stocking and the Company does not anticipate recurring product revenue, net at this level each quarter.

The Company’s product revenue, net was generated from sales of DANYELZA and totaled $41,002,000 and $20,283,000 for the six months ended June 30, 2023 and 2022, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the six months ended June 30, 2023, were $32,685,000 and $8,317,000, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the six months ended June 30, 2022 was $18,453,000 and $1,830,000, respectively. The Company’s product revenue, net from other countries for the six months ended June 30, 2023, included $3,535,000 of product revenue and related royalties for the commercial launch inventory stocking order from the Company’s distribution partner, SciClone, which launched commercial sales in China during the six months ended June 30, 2023. The Company’s revenue from other countries for the six months ended June 30, 2023, also includes $2,516,000 of product revenue from the Company’s distribution partner, WEP, in connection with the Company’s early access program for DANYELZA in Europe. Please refer to below for further discussion regarding the WEP distribution agreement. The product revenue, net from WEP and SciClone in the six months ended June 30, 2023, reflected initial inventory stockings and the Company does not anticipate recurring product revenue, net from each distribution partner at these levels each quarter.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of June 30, 2023, the Company had recorded accounts receivable allowances of approximately $476,000 and accrued liabilities of approximately $4,739,000 related to product sales during the six months ended June 30, 2023. As of December 31, 2022, the Company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $2,474,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance December 31, 2022	$33	$2,905	$44	$2,982
Current provisions relating to sales in current year	120	5,897	242	6,259
Payments/credits relating to sales in current year	(113)	(3,693)	(220)	(4,026)
Balance June 30, 2023	$40	$5,109	$66	$5,215

The vast majority of the Company’s product sales were in the United States with additional sales in China, Europe and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net, for the three and six months ended June 30, 2023, and June 30, 2022. McKesson, SciClone, AmerisourceBergen and Cardinal Health accounted for 46%, 20%, 18% and 12% respectively, of the Company’s product revenue, net, for the three months ended June 30, 2023. McKesson, AmerisourceBergen and Cardinal Health accounted for 71%, 10% and 11%, respectively, of the Company’s product revenue, net, for the three months ended June 30, 2022. McKesson, AmerisourceBergen, Cardinal Health and SciClone accounted for 44%, 23%, 12% and 12%, respectively, of the Company’s product revenue, net, for the six months ended June 30, 2023. McKesson, AmerisourceBergen and Cardinal Health accounted for 64%, 17% and 11%, respectively, of the Company’s product revenue, net, for the six months ended June 30, 2022. The Company recognized royalty revenue from their distribution partners of $2,620,000 and $738,000 in the three months ended June 30, 2023 and 2022, respectively, and $3,387,000 and $1,354,000 in the six months ended June 30, 2023 and 2022, respectively.

Under the Company’s distribution agreement with WEP, the Company is entitled to receive all payments based on the net product sales and pays WEP a service fee in exchange for its services, whereby the service fee represents a percentage of gross selling price and is included within product revenue, net on the Consolidated Statements of Net Loss and Comprehensive Loss. There was no product revenue, net from WEP in the three months ended June 30, 2023. The product revenue recognized for the six months ended June 30, 2023, was $2,516,000. There was no product revenue, net from WEP in the three and six months ended June 30, 2022. As of June 30, 2023, the Company has recorded on its Consolidated Balance Sheets accounts receivable of approximately $2,307,000, and accrued liabilities, for allowances, of $133,000 related to product sales to the distribution partner during the six months ended June 30, 2023.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)

Net loss (numerator)	$(6,302)	$(41,131)	$(12,692)	$(69,199)
Weighted-average shares (denominator), basic and diluted	43,663	43,719	43,667	43,714
Basic and diluted net loss per share	$(0.14)	$(0.94)	$(0.29)	$(1.58)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted stock units outstanding, which totaled 8,975,495 shares as of June 30, 2023 and 6,972,558 shares as of June 30, 2022.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Work In Progress	$13,849	$11,317
Finished Goods	2,998	666
Total Inventories	$16,847	$11,983

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	June 30, 2023	December 31, 2022
CURRENT ASSETS
Inventories	$5,187	$6,702
Total recorded in Current Assets	5,187	6,702

NONCURRENT ASSETS
Other assets	11,660	5,281
Total recorded in Noncurrent Assets	11,660	5,281
Total Inventories	$16,847	$11,983

As of June 30, 2023 and December 31, 2022, the Company has classified $11,660,000 and $5,281,000, respectively, of work in progress inventories as noncurrent assets based on its current demand schedule and expectation that such inventory will be utilized in excess of one year from the balance sheet date. Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of other assets.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net as of June 30, 2023 totaled $2,809,000, which were net of $491,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

The Company’s intangible assets, net as of December 31, 2022 totaled $2,986,000, which were net of $314,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2023 to 2027, and $1,034,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	June 30,	December 31,
	2023	2022

Accrued licensing, milestone and royalty payments	$2,777	$4,002
Accrued clinical costs	1,005	932
Accrued compensation and board fees	2,510	2,445
Accrued manufacturing costs	4,671	2,977
Accrued sales reserves	4,739	2,474
Other	450	411
Total	$16,152	$13,241

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into three license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements are the MSK License Agreement, dated August 20, 2015, between the Company and MSK (the “MSK License”), the License Agreement, dated November 13, 2017, between the Company and MSK (the “CD33 License Agreement”), and the License Agreement, dated April 15, 2020, between the Company, MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). Through the Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement, dated December 2, 2019, among MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., (together “MabVax”), the Company and MSK (the “SAAA”), the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax. In addition, the Company entered the SADA License Agreement with MSK and Massachusetts Institute of Technology (“MIT”) in 2020. These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax/MSK Agreement and SADA License Agreement, collectively.

In the past, the Company had defined MSK as a related-party under the Company’s related-party policy. During the three months ended June 30, 2023, the Company updated the related-party policy to remove MSK as a related-party as MSK does not participate on the Company’s Board of Directors, does not have a significant ownership in the Company and MSK is not in a position to exert decision making power. The Company has entered into several agreements with MSK, which include the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, and the MabVax Agreement, all as noted above.

The Company’s material license agreements are detailed in Note 9—License Agreements and Commitments to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has not been substantive clinical activity or expenses incurred by the Company related to the CD33 License or the MabVax/MSK License Agreement for the three and six months ended June 30, 2023.

MSK License Agreement

The MSK License relates to intellectual property for DANYELZA and requires the Company to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. As product candidates developed using technology from the MSK License progress through clinical development, and potential regulatory approval and commercialization, certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

In addition to any milestone payments, to the extent the Company enters into sublicense arrangements, the Company is required to pay to MSK a percentage of certain payments that the Company receives from sublicensees of the rights licensed to the Company by MSK under the MSK License, which percentage will be based upon the achievement of certain clinical milestones. The Company has entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020, with Adium in 2021, and with WEP in 2022.

The MSK License will expire, on a country-by-country basis, and on a licensed-product by licensed-product or licensed-service by licensed-service basis, on the later of (i) the expiration of the last to expire of the patents and patent applications covering such licensed product or service in such country, (ii) the expiration of any market exclusivity period granted by a regulatory authority for such licensed product or service in such country, or (iii) 15 years from the first commercial sale of such licensed product or service in such country.

MSK may terminate the MSK License upon prior written notice in the event of the Company’s uncured material breach, or upon prior written notice if such breach is of a payment obligation. MSK may also terminate the MSK License upon written notice in the event of the Company’s bankruptcy or insolvency or the Company’s conviction of a felony relating to the licensed products, or if the Company challenges the validity or enforceability of any licensed patent right. In addition, the Company has the right to terminate the MSK License in its entirety at will upon prior written notice to MSK, but if the Company has commenced the commercialization of licensed products and/or licensed services the Company can only terminate at will if the Company ceases all development and commercialization of such licensed products and/or licensed services.

The Company’s failure to meet certain conditions under the MSK License could cause the license related to such licensed product to be canceled and could result in termination of the MSK License by MSK.

SADA License Agreement

Pursuant to the SADA License Agreement, the Company was granted an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent and intellectual property to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA-BiDE Pre-targeted Radioimmunotherapy Platform (“SADA Technology”). At the time of entering into the arrangement, the Company assessed the licensing and other rights acquired and given the lack of outputs upon acquisition and that no employees were acquired, among other factors, the Company has concluded that the licensing rights represented an asset acquisition. The Company concluded that the technology acquired under the licensing arrangement had no alternative future use. This conclusion was based on consideration of the rights conveyed under the agreement, extent of further development necessary and presence of uncertainty prior to obtaining regulatory approval for any product.

The SADA License Agreement requires the Company to pay to MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and its affiliates and sublicensees. The Company is obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. The Company is also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. As product candidates developed using technology from the SADA License Agreement progress through clinical development, and potential regulatory approval and commercialization, certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement.

In addition to any milestone payments, to the extent the Company enters into sublicense arrangements, it is obligated to pay to MSK and MIT a percentage of certain payments received from sublicensees of the rights licensed to it by MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the SADA License Agreement. For each of the constructs previously generated by MSK using the SADA Technology and sold for the Company by a sublicensee, the Company may pay sales milestones up to $60,000,000, in total, based on the achievement of various levels of cumulative net sales made by the sublicensee.

Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed products to be canceled and could result in termination of the entire arrangement with MSK and MIT. In addition, the Company may terminate the SADA License Agreement with prior written notice.

Summary of Significant License Agreements and Related Commitments

The Company has the following significant license agreements and related commitments which include all obligations that have been paid or accrued for the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	Six	Six	Three	Six	Three	Six	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	months	months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,	December 31,
Agreements	2023	2022	2023	2023	2022	2022	2023	2023	2022	2022
MSK	$3,245	$1,263	$1,479	$2,702	$1,083	$1,760	$2,777	$1,950	$3,397	$1,950
CD33	—	—	—	—	—	—	—	300	—	300
MabVax	—	—	—	—	—	—	—	—	—	—
SADA	605	1,000	—	—	—	—	—	—	605	—

Minimum royalties and certain clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax/MSK License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of June 30, 2023.

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

Research and development is inherently uncertain and should such research and development fail the MSK License Agreement, the CD33 License Agreement, the SADA License Agreement and the MabVax Agreement as well as the MabVax/Y-mAbs Sublicense are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the respective agreement when considering whether any clinical or regulatory-based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

The Company did not recognize any expense related to milestones under the SADA License Agreement during the three and six months ended June 30, 2023 and 2022, as no additional milestones were determined to be probable. The Company had $605,000, in accrued liabilities as of December 31, 2022, which was accrued upon entry into the arrangement in 2020. The Company made a payment of $605,000 in the quarter ended June 30, 2023 related to achievement of the milestone for dosing the first patient in the Phase 1 trial of GD2-SADA in April 2023, and did not have any accrued liabilities as of June 30, 2023 related to milestones under SADA License Agreement. During the second half of 2023, the Company anticipates having the necessary data for a further assessment of clinical progress to determine whether any other milestones under the agreement are deemed probable. The Company did not consider any other milestones under the SADA License Agreement to be probable as of June 30, 2023 and December 31, 2022.

Lease Agreements

In July 2019, the Company entered a development, manufacturing and supply agreement with SpectronRx in South Bend, Indiana, to secure access to clinical and commercial scale radiolabeling capacity for omburtamab. Under the terms of the agreement, SpectronRx had established a manufacturing unit designated for the Company within its existing facilities, at which both clinical and commercial supply of radiolabeled omburtamab could be produced. Since the Company possessed the right to substantially all the economic benefits and directs the use of the production area, the Company accounted for the payments related to the access to the manufacturing space under ASC 842 as an operating lease. The original term of the lease was two years from the commencement date of August 31, 2020, which was subsequently extended to December 2022. The Company entered into an additional one-month extension that terminated in January 2023 for a de minimis cost.

In February 2019, the Company entered into a lease agreement in connection with its 4,548 square feet laboratory in New Jersey. In December 2019, the Company expanded the space with an additional 235 square feet. The original term of the lease was three years from the date the Company occupied the premises, with an option to extend for an additional two years which was to expire in January 2024, which the Company exercised and had included in the determination of the related lease liability. In July 2023, the Company entered into a lease amendment to extend the term to February 2025. Fixed rent payable under the lease is approximately $177,000 per annum and is payable in equal monthly installments of approximately $15,000 per month.

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease was six years from the date the Company began to occupy the premises and the lease was to expire in April 2024. Fixed rent payable under the lease is approximately $384,000 per annum and is payable in equal monthly installments of approximately $32,000, which are recognized on a straight-line basis.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000, which is recognized on a straight-line basis. In January 2023, the Company notified the landlord of its intention to reduce the leased premise as a result of the Company’s strategic restructuring, which was approved by the Company’s Board of Directors on January 4, 2023. The lease modification resulted in an immaterial charge in the six months ended June 30, 2023.

Total operating lease costs were $220,000 and $701,000 for the three months ended June 30, 2023 and 2022, respectively. Total operating lease costs were $560,000 and $1,406,000 for the six months ended June 30, 2023 and 2022, respectively. The decrease in operating lease costs in three and six months ended June 30, 2023 compared to the same periods in 2022 was due to the SpectronRx lease which we terminated in January 2023 as discussed above.

For the three months ended June 30, 2023, the operating lease expenses were recorded as $163,000 in research and development expense and $57,000 in selling, general and administrative expense. For the three months ended June 30, 2022, the expenses were recorded as $641,000 in research and development expense and $60,000 in selling, general and administrative expense. For the six months ended June 30, 2023, the expenses were recorded as $446,000 in research and development expense and $114,000 in selling, general and administrative expense. For the six months ended June 30, 2022, the expenses were recorded as $1,279,000 in research and development expense and $127,000 in selling, general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2023, was $266,000 and $525,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2022, was $601,000 and $1,208,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities at June 30, 2023, were as follows (in thousands):

Operating Leases
at June 30, 2023
Remainder of 2023	$531
Years ending December 31,
2024	477
2025	369
Total lease payments	1,377
Less: Imputed interest	(132)
Total operating lease liabilities at June 30, 2023	$1,245

Maturities of operating leases liabilities as of December 31, 2022, were as follows (in thousands):

Operating Leases
Years ending December 31,	at December 31, 2022
2023	$997
2024	490
2025	419
Total lease payments	1,906
Less: Imputed interest	(139)
Total operating lease liabilities at December 31, 2022	$1,767

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2023, the weighted average remaining lease term is 1.98 years and the weighted average discount rate used to determine the operating lease liability was 8.4%. As of December 31, 2022, the weighted average remaining lease term was 2.36 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Juan Møller San Pedro stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which included salary and certain benefits continuation. All of the cash compensation had been paid as of June 30, 2023. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation charge of $9,286,000 in the three and six months ended June 30, 2022, as there is no longer a service condition related to such awards. The total charge of $10,875,000 related to executive management change was recorded in selling, general and administrative expenses during the three and the six months ended June 30, 2022. There was no financial impact in the three and six months ended June 30, 2023.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions and the action is currently stayed through August 22, 2023. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class. On July 11, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiff has until August 29, 2023 to file his opposition to the motion to dismiss. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of June 30, 2023 as the Company does not consider the loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On June 22, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiff has until August 11, 2023, to file his opposition to the motion to dismiss. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of June 30, 2023 as the Company does not consider the loss on the claim to be probable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2023 and December 31, 2022, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,620,192 shares of its common stock as of June 30, 2023, and 43,670,109 shares of its common stock as of December 31, 2022.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of June 30, 2023 or December 31, 2022.

Stock Grant Agreements with Non-Employees

In April 2020, in connection with the SADA License Agreement, the Company entered into two stock grant agreements pursuant to which it agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform in consideration for their respective prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. The remaining 20% of the award vested in April 2023 resulting in all 213,996 shares being vested as of June 30, 2023. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares. In April 2020, the Company recognized $7,376,000, the fair value of the issued shares on the grant date, within research and development expense. There is no future expense related to these awards.

In July 2020, pursuant to the stock grant agreements, the Company also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans were evidenced by a Secured Promissory Note, which had respective maturity dates in April 2023 and June 2023. The outstanding principal amount of each loan, together with all accrued interest thereon at the rate of 1% per annum, was due and payable on the respective maturity dates of the loans. The loans were secured by Pledge and Security Agreements, pursuant to which the researchers pledged the shares as security for repayment of the loans. In July 2022, one of the researchers repaid their loan, which had a maturity date in April 2023, and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. During the fourth quarter of 2022, the Company concluded that the other loan receivable, with a maturity date of June 2023, was impaired, which resulted in a $1,051,000 charge for the year ended December 31, 2022. In June 2023, the other researcher repaid his loan, which resulted in a de minimis gain compared to the book value of the loan, which included the impact of the previous impairment charge. The loan was repaid in exchange for 58,763 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $480,000, based on the closing price of the Company’s common stock on the settlement date. The Company subsequently cancelled the acquired treasury shares, which resulted in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $480,000.

NOTE 11—STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and its parent and subsidiary corporations’ employees and consultants. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance pursuant to the 2015 Plan. Options granted under the 2015 Plan vest according to the schedule specified in the grant agreements, which is generally a four-year period and generally become immediately exercisable upon the occurrence of a change in control, as defined.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in connection with the Company’s initial public offering in September 2018. However, options outstanding under the 2015 Plan continue to be governed by the 2015 Plan. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 through 2029, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. The exercise price of options granted under the plans must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule specified in the grant agreements, which is generally between one and four years and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement.

Stock Options

During the three-month periods ended June 30, 2023 and 2022, stock-based compensation for stock option grants were $3,447,000 and $13,549,000, respectively, for options granted to employees and directors. The expense for the three months ended June 30, 2022, includes $9,286,000 related to the departure of the former Chief Executive Officer as described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. During the three months ended June 30, 2023, the expenses were recorded as $1,274,000 in research and development expense and $2,173,000 in selling, general, and administrative expense. For the three months ended June 30, 2022, the expenses were recorded as $2,002,000 in research and development expense and $11,547,000 in selling, general, and administrative expense.

During the six-month periods ended June 30, 2023 and 2022, stock-based compensation for stock option grants were $8,564,000 and $18,566,000, respectively, for options granted to employees and directors. The expense for the six months ended June 30, 2023, was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 14— RESTRUCTURING CHARGE. Stock-based compensation during the six months ended June 30, 2022, includes $9,286,000 related to the departure of the former Chief Executive Officer, which was recorded upon his separation in the second quarter of 2022 based on the terms of his service agreement and is further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. For the six months ended June 30, 2023, the expenses were recorded as $3,454,000 in research and development expense and $5,110,000 in selling, general, and administrative expense. For the six months ended June 30, 2022, the expenses were recorded as $3,781,000 in research and development expense and $14,785,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2022	7,079,767	$21.27	$3,112	6.45
Granted	1,744,900	5.00
Exercised
Forfeited	(214,006)	10.93
Outstanding and expected to vest at June 30, 2023	8,610,661	$18.23	$9,387	6.61
Exercisable at June 30, 2023	5,556,135	20.12	6,384	5.35

The weighted average fair value of stock options granted for the three months ended June 30, 2023 and 2022 was $5.50 and $6.28, respectively. There were 208,200 and 425,000 stock options granted for the three months ended June 30, 2023 and 2022, respectively.

The weighted average fair value of stock options granted for the six months ended June 30, 2023 and 2022 was $3.65 and $6.28, respectively. There were 1,744,900 and 425,000 stock options granted for the six months ended June 30, 2023 and 2022, respectively.

There were 1,105,500 options granted in the six months ended June 30, 2023 under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

All of the options granted in the three months ended June 30, 2023, have a maximum contractual term of ten years. During the three months ended June 30, 2023, 83,700 options were granted to non-executive directors, which will vest on the first anniversary of the grant date, provided that in each case that the recipient remains as a non-executive director through vesting date. The expected term for the options granted to certain non-executive directors was 5.5 years and the risk-free interest rate was approximately 3.9%. The remaining 124,500 options granted in the three months ended June 30, 2023, have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date. The expected term for these options granted in the three months ended June 30, 2023 was 6.25 years, and the risk-free interest rate was approximately 3.9%.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, the Company estimates expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as it has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on shares of its common stock and the Company does not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended June 30, 2023.

As of June 30, 2023, the Company had $20,523,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.74 years.

Restricted Stock Unit Activity

For the three months ended June 30, 2023 and 2022, stock-based compensation for restricted stock unit grants was $169,000 and $84,000, respectively. During the three months ended June 30, 2023, the expenses were recorded as $98,000 in research and development expense and $71,000 in selling, general, and administrative expense. During the three months ended June 30, 2022, the expenses were recorded as $74,000 in research and development expense and $10,000 in selling, general, and administrative expense.

For the six months ended June 30, 2023 and 2022, stock-based compensation for restricted stock unit grants was $356,000 and $158,000, respectively. For the six months ended June 30, 2023, the expenses were recorded as $224,000 in research and development expense and $132,000 in selling, general, and administrative expense. For the six months ended June 30, 2022, the expenses were recorded as $142,000 in research and development expense and $16,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2022	33,355	$17.77	1.77
Granted	380,635	4.81
Vested	(8,846)	15.89
Forfeited	(40,310)	9.55
Outstanding and expected to vest at June 30, 2023	364,834	$5.20	2.46

The table above includes 380,635 restricted stock units granted in the six months ended June 30, 2023, under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

As of June 30, 2023, the Company had $1,596,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.46 years.

NOTE 12—INCOME TAXES

During the three months ended June 30, 2023 and 2022, the Company experienced pre-tax net losses of $6,123,000 and $41,131,000. The Company's current income tax provision was $179,000 during the three months ended June 30, 2023, and the Company did not have a current income tax provision during the three months ended June 30, 2022. There was no deferred income tax provisions during the three months ended June 30, 2023 and 2022.

During the six months ended June 30, 2023 and 2022, the Company experienced pre-tax net losses of $12,513,000 and $69,199,000. The Company's current income tax provision was $179,000 during the six months ended June 30, 2023, and the Company did not have a current income tax provision during the six months ended June 30, 2022. There was no deferred income tax provisions during the six months ended June 30, 2023 and 2022.

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

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three and six months ended June 30, 2023 and 2022.

The Company has established a retirement program for employees of its Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three and six months ended June 30, 2023 and 2022. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend its cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and on the development of the SADA technology platform. The Company completed the restructuring in May 2023, which resulted in an approximately 35% reduction to its workforce. Affected employees were offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the six months ended June 30, 2023, the Company recognized restructuring expenses of $4,482,000, based on the currency rate for the period. For the six months ended June 30, 2023, the Company recorded $3,346,000 and $1,136,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance termination benefits of $2,776,000 and acceleration of stock-based compensation of $1,706,000. Regarding the severance termination benefits of $2,776,000, a total of $1,671,000 was paid in cash during the three months ended March 31, 2023, and the remaining $1,105,000 was paid in cash during the three months ended June 30, 2023. The Company recognized acceleration of stock-based compensation of $1,706,000 in the six months ended June 30, 2023 as there is no longer a service condition related to such awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the information under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA® (naxitamab-gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe.

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

We are using our proprietary SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a 2-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies. We have designated GD2-SADA for potential use in GD2-positive solid tumors as our first SADA construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial studying our first SADA construct, GD2-SADA, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma, whereby we completed the 120-hour dosing interval cohort. The initial blood PK profile of the construct in these patients appears to match our pre-clinical models in terms of clearance data. At this point, we are using a radioactive payload of 200 mCi and a two to five days interval between the SADA protein and the payload. We have secured clinical supplies for a medical radioisotope no-carrier-added, or n.c.a., lutetium-177 from ITM Isotope Technologies Munich SE, or ITM, which will provide its n.c.a. 177Lu for Phase 1-3 clinical development of GD2-SADA. We announced our first hematological target in December 2022, and expect to submit an IND for our CD38-SADA construct in 2023. We believe the SADA Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our workforce. As a result of the decrease in operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2026.

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

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, commercializing our approved product, raising capital, and acquiring and developing our technology platform among other matters. We developed DANYELZA and our product candidates based on intellectual property subject to several license agreements with Memorial Sloan Kettering Cancer Center, or MSK, and one agreement with the Massachusetts Institute of Technology. These agreements are important to our business; for a more detailed discussion of their terms and conditions, see NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS.

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, revenues generated from DANYELZA and license revenues, and the proceeds from our sale of our Priority Review Voucher, or PRV, obtained upon FDA approval of DANYELZA.

As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $448.7 million and $436.0 million, respectively. We experienced net losses of $6.3 million and $12.7 million for the three and six months ended June 30, 2023, and our net loss was $41.1 million for the three months ended June 30, 2022, and $69.2 million for the six months ended June 30, 2022. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

DANYELZA Regulatory Developments

On September 26, 2022, we announced that our partner Adium Pharma S.A. submitted a regulatory filing for DANYELZA for the treatment of patients with R/R high-risk NB to the Brazilian Health Regulatory Agency. On May 23, 2023, the Brazilian Health Regulatory Agency granted marketing authorization for DANYELZA. There are no regulatory license revenue milestones related to the marketing authorization.

We entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau in

December 2020. For the quarter ended June 30, 2023, we recorded $3.5 million of product revenue and related royalties from the commercial launch inventory stocking order from our distribution partner, SciClone.

Known Trends, Geopolitical Events and Uncertainties

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded regional or global conflict, which have had and are likely to continue to have, short-term and longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia, and we terminated our clinical trials of DANYELZA in Russia and put on hold our regulatory activities to obtain marketing authorization for DANYELZA in Russia. This has negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. In addition, the war between Russia and Ukraine has had significant ramifications on global financial and energy markets, including volatility in the U.S. and global financial markets, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply-chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability and supply-chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets.

The recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs have and may continue to adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect demand for our product and our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We may experience increases in our operating costs, including our labor costs and research and development costs, due to supply-chain constraints, and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Components of Our Results of Operations

Product Revenue, Net

Product revenue consists of sales of DANYELZA, and royalty revenue generated from the sales of DANYELZA .

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA or any other product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;
●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the terms and timing of potential regulatory approvals, including the timing of any BLA and Marketing Authorization Application, or MAA, submissions and their acceptance;
●	the potential receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA, or any other non-U.S. regulatory authority;
●	any requirement by the FDA, the EMA or any other non-US regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the success of commercialization of approved products.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We anticipate that our research and development expenses will decrease based on our January 2023 restructuring.

Selling, general, and administrative

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

We anticipate that our selling, general, and administrative, or SG&A, expenses will decrease based on our January 2023 restructuring. SG&A expenses include administrative costs to support continued research and development activities, potential commercialization of additional product candidates and additional indications and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income / (Loss), Net

Other income / (loss), net primarily consists of interest income earned on our money market fund and foreign currency transaction gains and losses. Other income / (loss), net can vary quarter-to-quarter based on interest rates and foreign currency fluctuations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We believe that several accounting policies are significant to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The full extent to which the macroeconomic conditions will directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of the economic impact on local, regional, national and international markets.

Product Revenue, Net

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital.

The vast majority of our product sales were in the United States with additional sales outside the United States in China and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total gross product revenue for the three and six months ended June 30, 2023 and 2022. McKesson, SciClone, AmerisourceBergen and Cardinal Health accounted for 46%, 20%, 18% and 12%, respectively, of our product revenue, net, for the three months ended June 30, 2023. McKesson, AmerisourceBergen and Cardinal Health accounted for 71%, 10% and 11%, respectively, of our product revenue, net, for the three months ended June 30, 2022. McKesson, AmerisourceBergen, Cardinal Health and SciClone accounted for 44%, 23% , 12% and 12%, respectively, of our product revenue, net, for the six months ended June 30, 2023. McKesson, AmerisourceBergen and Cardinal Health accounted for 64%, 17% and 11%, respectively, of our product revenue, net, for the six months ended June 30, 2022. We recognized royalty revenue from our distribution partners of $2.6 million and $0.7 million in the three months ended June 30, 2023 and 2022, respectively, and $3.4 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively.

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution-related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third-party CMOs and CROs for additional product manufacturing and development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax/Y-mAbs Sublicense, and SADA License Agreement based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable and the amount of the payment is reasonably estimable.

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

Stock-Based Compensation

We measure stock options granted to employees, directors, and consultants based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is the vesting period of the respective award for employees and directors. Forfeitures are accounted for as they occur. We issue stock options to employees and directors with only service based vesting conditions and record the expense for these awards using the Straight-line method over the requisite service period.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model. Historically, we have been a private company and lack company specific historical and implied volatility information for our shares. Therefore, we estimate our expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the “simplified” method for awards as we have limited historical data to support the expected term assumption. The risk free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that we have never paid cash dividends on shares of our common stock and do not expect to pay any cash dividends in the foreseeable future.

Fair Value of Stock Options

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model. The assumptions used to determine the fair value of the granted stock options were as follows:

●	Risk-free interest rate: The risk free interest rate assumption is based on the U.S. Treasury instruments whose terms were consistent with the expected option term of our stock options.
●	Expected Dividend Yield: The expected dividend yield assumption is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Consequently, we used an expected dividend of zero.
●	Expected Volatility: The expected stock price volatility is estimated by taking the average historic price volatility of the share price of our common stock and industry peers, and adjusting for differences in life cycle and financing leverage. Our industry peers consist of several public companies in the biopharmaceutical industry.
●	Expected Term: We determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. We expect to continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,		Amount Change	Percentage Change
	2023	2022	2023 vs. 2022	2023 vs. 2022

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$20,751	$9,797	$10,954%	112
License revenue	—	1,000	(1,000)	(100)
Total revenues	20,751	10,797	9,954	92
OPERATING COSTS AND EXPENSES
Cost of goods sold	4,649	1,140	3,509	308
License royalties	—	100	(100)	(100)
Research and development	12,055	26,420	(14,365)	(54)
Selling, general, and administrative	11,270	23,082	(11,812)	(51)
Total operating costs and expenses	27,974	50,742	(22,768)	(45)
Loss from operations	(7,223)	(39,945)	32,722	(82)
OTHER INCOME / (LOSS), NET
Interest and other income/(loss)	1,100	(1,186)	2,286	(193)
LOSS BEFORE INCOME TAXES	(6,123)	(41,131)	35,008	(85)
Provision for income taxes	179	—	179	100
NET LOSS	$(6,302)	$(41,131)	$34,829	(85)

Revenues

We recorded $20.8 million and $9.8 million in product revenue, net for the three months ended June 30, 2023 and 2022, respectively. The $11.0 million increase was primarily driven by an increase in new US patients in the second half of 2022 that continued through the first half of 2023 and an incremental benefit from expanding into international markets. The geographic breakout for the product revenue, net between in the United States and other countries for the three months ended June 30, 2023 was $15.9 million and $4.9 million, respectively. The geographic breakout for the product revenue, net between in the United States and other countries for the three months ended June 30, 2022, was $9.0 million and $0.8 million, respectively. Our product revenue, net from other countries for the three months ended June 30, 2023 included $3.5 million of product revenue and related royalties for the commercial launch inventory stocking order from our distribution partner, SciClone, which launched commercial sales in China during the three months ended June 30, 2023. The product revenue, net from SciClone reflected an initial inventory stocking and we do not anticipate recurring product revenue, net at this level each quarter. We recognized royalty revenue from our distribution partners of $2.6 million and $0.7 million in the three months ended June 30, 2023 and 2022, respectively.

In addition, we recorded $1.0 million in license revenues for the three months ended June 30, 2022. The license revenue of $1.0 million for the three months ended June 30, 2022 was recognized upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with the non-refundable license milestone under our sublicense with Adium, and we received this $1.0 million payment in the second quarter of 2022.

There is no license revenue for the three months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold was $4.6 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. Increased cost of goods sold was driven by increased product revenue in the three months ended June 30, 2023 and an inventory write-down of $0.5 million in the three months ended June 30, 2023. Our gross margin decreased in the three months ended June 30, 2023, compared to 2022, as a result of increased revenues from geographic areas outside of the United States, which were at a lower gross margin. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	Percentage
Outsourced manufacturing	$4,665	$11,282	$(6,617)%	(59)
Clinical trials	1,781	2,413	(632)	(26)
Outsourced research and supplies	273	2,746	(2,473)	(90)
Milestones and license acquisition costs	—	300	(300)	(100)
Personnel costs	2,346	4,857	(2,511)	(52)
Professional and consulting fees	424	670	(246)	(37)
Stock-based compensation	1,372	2,075	(703)	(34)
Other	1,194	2,077	(883)	(43)
	$12,055	$26,420	$(14,365)%	(54)

Research and development expenses were $12.1 million for the three months ended June 30, 2023, as compared to $26.4 million for the three months ended June 30, 2022. The $14.3 million decrease was primarily due to the decrease in spending on deprioritized programs, which resulted in a $6.6 million decrease in outsourced manufacturing, which included $2.9 million of naxitamab inventory vials that were designated for use in clinical trials during the three months ended June 30, 2022, decreased personnel related costs, inclusive of stock-based compensation, of $3.2 million, a $2.5 million decrease in outsourced research and supplies, and a $0.6 million decrease in clinical trials.

Personnel related costs, inclusive of stock-based compensation, decreased to $3.7 million in the three months ended June 30, 2023, a $3.2 million decrease compared to the corresponding period in 2022, due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Selling, General, and Administrative

Selling, general, and administrative expenses were $11.3 million for the three months ended June 30, 2023, as compared to $23.1 million for the three months ended June 30, 2022. The $11.8 million decrease in SG&A expenses was primarily attributable to a $10.9 million charge related to the departure of the Company’s former Chief Executive Officer, as discussed further in Note 9—LICENSE AGREEMENTS AND COMMITMENTS, and, to a lesser extent, a $0.6 million decrease in insurance expense and a $0.7 million decrease in expense related to vials used under a compassionate use program, partially offset by a $0.8 million increase in legal expenses.

Personnel related costs, inclusive of stock-based compensation, decreased by $0.6 million in the three months ended June 30, 2023, compared to the corresponding period in 2022, primarily due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Income / (Loss)

Interest and other income for the three months ended June 30, 2023 was $1.1 million as compared to interest and other loss of $1.2 million for the three months ended June 30, 2022. Our interest and other income increased by $2.3 million primarily due to increased money market fund investment income recognized in the three months ended June 30, 2023.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the three months ended June 30, 2023. We did not record any provision for income taxes for the three months ended June 30, 2022. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,		Amount Change	Percentage Change
	2023	2022	2023 vs. 2022	2023 vs. 2022

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$41,002	$20,283	$20,719%	102
License revenue	—	1,000	(1,000)	(100)
Total revenues	41,002	21,283	19,719	93
OPERATING COSTS AND EXPENSES
Cost of goods sold	6,732	2,972	3,760	127
License royalties	—	100	(100)	(100)
Research and development	25,473	49,332	(23,859)	(48)
Selling, general, and administrative	23,521	36,520	(12,999)	(36)
Total operating costs and expenses	55,726	88,924	(33,198)	(37)
Loss from operations	(14,724)	(67,641)	52,917	(78)
OTHER INCOME / (LOSS), NET
Interest and other income/(loss)	2,211	(1,558)	3,769	(242)
LOSS BEFORE INCOME TAXES	(12,513)	(69,199)	56,686	(82)
Provision for income taxes	179	—	179	100
NET LOSS	$(12,692)	$(69,199)	$56,507%	(82)

Revenues

We recorded $41.0 million and $20.3 million in product revenue, net for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by an increase in new US patients in the second half of 2022 that continued through the first half of 2023 and an incremental benefit from expanding into international markets. The geographic breakout for the product revenue, net between in the United States and other countries for the six months ended June 30, 2023 was $32.7 million and $8.3 million, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the six months ended June 30, 2022 was $18.5 million and $1.8 million, respectively. Our product revenue, net from other countries for the six months ended June 30, 2023 included $3.5 million of product revenue and related royalties for the commercial launch inventory stocking order from our distribution partner, SciClone, which launched commercial sales in China during the three months ended June 30, 2023, and $2.5 million of product revenue from our distribution partner, WEP, in connection with the early access program for DANYELZA in Europe. The product revenue, net from WEP and SciClone in the six months ended June 30, 2023, reflected initial inventory stockings and we do not anticipate recurring product revenue, net from each distribution partner at these levels each quarter. We recognized royalty revenue from our distribution partners of $3.4 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively.

In addition, we recorded $1.0 million in license revenue for the six months ended June 30, 2022. The license revenue of $1.0 million for the six months ended June 30, 2022 was recognized upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with the non-refundable license milestone under our sublicense with Adium, and we received this $1.0 million payment in the second quarter of 2022.

There is no license revenue for the six months ended June 30, 2023.

We recognized the above referenced license revenue as we determined the license to be distinct from other promises within the arrangement.

Cost of Goods Sold

Cost of goods sold was $6.7 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cost of goods sold was primarily driven by increased product revenue and an inventory write-down of $0.5 million in the six months ended June 30, 2023. Our gross margin decreased in the six months ended June 30, 2023, compared to 2022, as a result of increased revenues from geographic areas outside of the United States, which were at a lower gross margin. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs.

License Royalties

We incurred license royalty expenses of $0.1 million during the six months ended June 30, 2022, related to licensing revenues which is included in Licensing Revenue on the Consolidated Statements of Net Loss and Comprehensive Loss. We did not incur license royalty expenses during the six months ended June 30, 2023.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Outsourced manufacturing	$6,720	$18,974	$(12,254)%	(65)
Clinical trials	2,321	5,180	(2,859)	(55)
Outsourced research and supplies	637	5,427	(4,790)	(88)
Milestones and license acquisition costs	—	300	(300)	(100)
Personnel costs	8,158	9,993	(1,835)	(18)
Professional and consulting fees	867	1,480	(613)	(41)
Stock-based compensation	3,678	3,923	(245)	(6)
Other	3,092	4,055	(963)	(24)
	$25,473	$49,332	$(23,859)%	(48)

Research and development expenses were $25.5 million for the six months ended June 30, 2023, as compared to $49.3 million for the six months ended June 30, 2022. The $23.8 million decrease was primarily due to the decrease in spending on deprioritized programs, which resulted in a $12.3 million decrease related to outsourced manufacturing, which included $2.9 million of naxitamab inventory vials that were designated for clinical use during the six months ended June 30, 2022, a $4.8 million decrease in outsourced research and supplies, a $2.9 million decrease in clinical trials, and decreased personnel related costs, inclusive of stock-based compensation, of $2.1 million.

Personnel related costs, inclusive of stock-based compensation, decreased to $11.8 million in the six months ended June 30, 2023, a $2.1 million decrease compared to the corresponding period in 2022, due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Selling, General, and Administrative

SG&A expenses were $23.5 million for the six months ended June 30, 2023, as compared to $36.5 million for the six months ended June 30, 2022. The $13.0 million decrease in SG&A expenses was primarily attributable to an $10.9 million charge for severance and share-based compensation expense in the six months ended June 30, 2022, related to our former Chief Executive Officer as discussed further in NOTE 9—LICENSE AGREEMENTS AND

COMMITMENTS, and, to a lesser extent, a $2.3 million decrease in compensation cost and a $1.2 million decrease in insurance costs, partially offset by a $1.2 million increase in legal expense.

Personnel cost, inclusive of stock-based compensation, experienced a net decrease in the six months ended June 30, 2023, compared to the corresponding period in 2022, of $1.4 million, which was the result of decreased headcount due to the impact of the strategic restructuring plan we announced in January 2023, partially offset by the restructuring charge of $1.1 million in selling, general, and administrative expense during the six months ended June 30, 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Interest and Other Income / (Loss)

Interest and other income/(loss) for the six months ended June 30, 2023, was an income of $2.2 million as compared to a loss of $1.6 million for the six months ended June 30, 2022. Our interest and other income increased by $3.8 million mainly due to increased money market fund investment income.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the six months ended June 30, 2023. We did not record any provision for income taxes for the six months ended June 30, 2022. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions.

Liquidity and Capital Resources

Overview

Each year we have experienced a significant use of cash to fund our net operating losses since inception and expect to continue to have to fund net operating losses. We expect our use of cash to fund our net operating losses to decrease as a result of our restructuring plan approved and announced in January 2023 and as sales of DANYELZA increase overtime. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through June 30, 2023, primarily through gross proceeds from the sale of our common stock of $493.8 million in the years 2015 through 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of June 30, 2023, we had cash and cash equivalents of $87.9 million. As a result of the expected decrease in forecasted operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2026. This estimate is based on our current business plan, including our restructuring, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligation and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources see the section entitled “Contractual Obligations and Commitments” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Net cash used in operating activities	$(17,858)	$(48,025)	$30,167%	(63)
Net cash provided by investing activities	—	—	—	NA
Net cash provided by financing activities	—	32	(32)	(100)
Effect of exchange rates on cash and cash equivalents	5	94	(89)	(95)
Net decrease in cash and cash equivalents	$(17,853)	$(47,899)	$30,046%	(63)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $17.9 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of $48.0 million for the six months ended June 30, 2022. The $30.1 million decrease in cash used in operating activities during the six months ended June 30, 2023, compared to the corresponding period in 2022, was primarily due to a $44.2 million improvement in our net loss, net of non-cash adjustments, which was partially offset by an increase in cash used for working capital of $10.0 million during the six months ended June 30, 2023, compared to the corresponding period in 2022. The $10.0 million increase in cash used for working capital was driven by higher accounts receivable from increased sales activity of $7.1 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, and lower accounts payable of $3.9 million.

Net Cash Provided by Investing Activities

We did not generate or use cash for investing activities during the six months ended June 30, 2023 and 2022.

Net Cash Provided by Financing Activities

We did not generate or use cash for financing activities during the six months ended June 30, 2023. Net cash provided by financing activities was $32,000 for the six months ended June 30, 2022, which was proceeds from exercised stock options.

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

As a result of the realized decrease in operating expenses, due to the restructuring program we announced in January 2023, we estimate that our cash and cash equivalents of $87.9 million as of June 30, 2023, when combined with anticipated DANYELZA revenues, will support operations as currently planned into 2026. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from new equity or debt financings, collaborations, licensing arrangements, or other sources. As a result of the reduction in workforce and revised business plan, we incurred restructuring expenses of $4.5 million, consisting predominantly of cash related to notice and severance payments of $2.8 million and acceleration of stock-based compensation of $1.7 million. The restructuring expenses were recognized in the first quarter of 2023. Of the $2.8 million of severance payments, $1.7 million was paid in cash during the three months ended March 31, 2023, and the remaining $1.1 million was paid in cash during the three months ended June 30, 2023.

Because of the numerous risks and uncertainties associated with the further development and commercialization of DANYELZA, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting pre-clinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain additional marketing approval and achieve additional product sales. In addition, our product candidates, if approved, may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

For a discussion of our material license agreements, see the section entitled “Contractual Obligations and Commitments” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax/Y-mAbs Sublicense. We have entered sublicenses with SciClone and Takeda in 2020, Adium in 2021 and WEP Clinical Ltd. in 2022 as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s President, Interim Chief Executive Officer and Head of Business Development and Strategy, and member of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021, together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions and the action is currently stayed through August 22, 2023. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class. On July 11, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiff has until August 29, 2023 to file his opposition to the motion to dismiss. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of June 30, 2023 as the Company does not consider the loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On June 22, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiff has until August 11, 2023, to file his opposition to the motion to dismiss. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of June 30, 2023 as the Company does not consider the loss on the claim to be probable.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of June 30, 2023, our accumulated deficit was approximately $448.7 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the PRV granted to us upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development, and more recently, commercialization of DANYELZA, which is our only approved product to date and omburtamab. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy.

Although in May 2022 our biologic license application, or BLA, for omburtamab was accepted for priority review by the FDA, in November 2022 the FDA issued a complete response letter, or CRL, for the BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program, and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only approved product for sale is DANYELZA, which received FDA accelerated approval on November 25, 2020. We began limited sales and shipments of DANYELZA in February 2021 and the revenue generated from product sales does not fully fund our operating expenses. We do not anticipate generating revenue that will fully fund our operating expenses for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	the successful commercialization of DANYELZA and our product candidates for which we may obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining regulatory approvals, marketing authorizations and coverage and reimbursements from payors for DANYELZA and product candidates for which we complete clinical studies;
●	developing and maintaining a sustainable and scalable manufacturing process for DANYELZA and our product candidates, including establishing and maintaining commercially viable supply relationships with third parties including Patheon/Thermo Fisher and EMD/Merck or establishing our own manufacturing capabilities and infrastructure;
●	obtaining market acceptance of DANYELZA and our product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, distribution or other arrangements into which we may enter;

●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

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

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, commercializing DANYELZA, conducting clinical trials of DANYELZA and other products and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing multiple pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize DANYELZA and our other product candidates.

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

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We incurred restructuring expenses of $4.5 million, consisting predominantly of cash related notice and severance payments of approximately $2.8 million and acceleration of stock-based compensation expense of approximately $1.7 million in the first half of 2023.

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

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, health crises such as the COVID-19 pandemic, the military conflict between Ukraine and Russia, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R high-risk NB in bone and/or bone marrow and omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. As a result, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications, including CNS/LM from NB, may also be difficult to assess via current imaging technology and other testing methods, which may lead to in conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. As was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of or product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. Although the FDA accepted our BLA for omburtamab for priority review, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program and there is no assurance that we will continue to develop omburtamab or receive approval of our BLA for omburtamab. We may never be able to develop a marketable product other than DANYELZA. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our other product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

We are seeking to identify and develop a broad pipeline of product candidates using the SADA Technology. We have only recently begun dosing patients in our Phase 1 trial of GD2-SADA. The scientific research that forms the basis of our efforts to develop product candidates with the SADA Technology is still ongoing. We are not aware of any FDA-approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA Technology. For example, before the first dosing in our Phase 1 trial of GD1-SADA, we had not tested any of the product candidates being developed using the SADA platform in humans, and most of our current data is limited to animal models and pre-clinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates developed using the SADA Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

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

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded regional or global conflict, which have had and are likely to continue to have, short-term and more likely longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia. In light of the conditions in the region, we terminated our clinical trials of DANYELZA in Russia and suspended our regulatory activities to obtain marketing authorization for DANYELZA in Russia. We have been able to make DANYELZA available in Russia on a compassionate (unapproved) use basis for a limited number of patients. Although we are considering expanding the compassionate use of DANYELZA in Russia through our partnership with Swixx BioPharma AG, the sanctions have negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. At this time, we cannot guarantee that our clinical or regulatory activities will recommence or that we will be able to expand our collaboration with Swixx BioPharma AG. In addition, the conflict between Russia and Ukraine and related sanctions has had significant ramifications on global financial markets, including volatility in the U.S. and global financial markets experienced, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply-chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply-chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

We have limited experience operating as a commercial company and the marketing and sale of DANYELZA or any future approved products may be unsuccessful or less successful than anticipated.

While we have commercially launched DANYELZA in the United States, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully marketing and selling DANYELZA, we will need to successfully:

●	continue to develop and expand our sales and marketing efforts;
●	establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our products and any future products;
●	maintain adequate pricing and reimbursement for DANYELZA and any future products;
●	gain regulatory authorization for the development and commercialization of our product candidates;
●	develop and maintain successful strategic alliances;
●	accurately forecast demand for our products and scale manufacturing to meet that demand;
●	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization; and
●	maintain and grow our relationship with MSK as a user of DANYELZA and any future products.

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

The biopharmaceutical industry, and the market for developing antibody-based products in particular, is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our actual and potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced manufacturing organizations as well as established marketing and sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than DANYELZA, or our other product candidates or may develop proprietary technologies or secure patent protection that we may need for the commercialization of DANYELZA and the development of our product candidates and related technologies.

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, its efforts to develop a humanized version of Unituxin and plans to develop Unituxin within R/R NB, DANYELZA faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in Europe and was approved by the EMA to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati in March 2022.

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

DANYELZA or any current or future product candidates, including those based on the SADA Technology, may cause serious adverse events, or SAEs, undesirable side effects or have other properties that could halt their clinical development, prevent, delay, or cause the withdrawal of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients or cause regulatory authorities to require labeling statements, such as boxed warnings. Even after approval, if we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

As with most biological drug products, use of DANYELZA or any current or future product candidates, including those based on the SADA Technology, could be associated with undesirable side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our products or product candidates could cause us or regulatory authorities to withdraw marketing approval or to interrupt, delay, or halt clinical trials.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials currently ongoing or planned. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of the same product candidate, such event could adversely affect our other clinical trials of our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA convened an Advisory Committee, which met on October 28, 2022, and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. In November 2022, the FDA issued a CRL for our BLA for omburtamab indicating that the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Our only approved product DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021. Further, DANYELZA was only approved by the Israeli Ministry of Health in Israel, in August 2022, by the NMPA in China in December 2022 and by Anvisa in Brazil in April 2023. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully obtain marketing approval for omburtamab or advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	we may not be successful in identifying additional product candidates;
●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	our product candidates may not succeed in pre-clinical or clinical testing;
●	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third-parties’ patents or other exclusive rights;
●	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, as applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the US market, the Israeli Ministry of Health in Israel for Israel and NMPA in China for China and Anvisa in Brazil, no assurance can be given that it will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation of strategic collaborations is time-consuming and complex. We may not be successful in our efforts to establish a strategic partnership, other than the one we have with MSK, or other alternative arrangements for our product candidates because potential strategic partners may deem our product candidates to be at too early a stage of development for collaborative effort, because third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or because the commercial potential of our product candidates is too difficult to predict.

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

If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. We may also rely on investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator-reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

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

We rely on third parties to manufacture DANYELZA for commercial supply and our product candidates, including our antibody constructs based on the SADA technology, for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if third parties fail to provide us with sufficient quantities of DANYELZA or our other product candidates, including our antibody constructs based on the SADA technology, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA. Our third party manufacturers have in the past and may in the future experience manufacturing difficulties, and any such difficulties could harm our business.

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

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. Any shortage in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. For example, in the past, we experienced a shortage in the supply of Iodine-131, one of the components of 131I-omburtamab product candidate, from our single-source supplier.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. For example, we recently had to scrap a batch of DANYELZA due to our third-party manufacturer’s discontinuation of the batch manufacture. We do not currently have arrangements in place for redundant supply of DANYELZA or other product candidates, and we currently use only a single third-party manufacturer for fill-and-finish services for DANYELZA and other product candidates. If any of our current CMOs cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

We are, and will continue to be, reliant in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of the IND filings and our ability to conduct future planned clinical trials.

We currently have limited internal research and development capabilities. We conduct independent clinical trials and perform pre-clinical research but we also rely on third-party research institutions for both clinical trial and pre-clinical research.

Currently, MSK is conducting a clinical trial to address relapsed osteosarcoma using DANYELZA. Under the terms of the MCTA, we are obligated to pay for costs associated with this clinical trial. A clinical trial at MSK for CNS/LM from NB for omburtamab has completed accrual and no new patients are enrolled but we are performing follow-up activities on already-treated patients.

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

DANYELZA and our product candidates, including those based on the SADA Technology, are biologics and the manufacture of DANYELZA and our product candidates, including those based on the SADA Technology, is complex. We, or any of our third-party manufacturers, may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities. For some reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors. Such difficulties may result in an inadequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

DANYELZA and our product candidates, including those based on the SADA Technology, are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacture of DANYELZA and our product candidates, including those based on the SADA Technology, requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Our manufacturing process may be susceptible to product loss or failure due to interruptions in the manufacturing process variability in product characteristics, quality control, contamination, equipment or reagent failure, improper installation or operation of equipment, product testing, vendor or operator error, availability of qualified personnel, logistics and shipping delays as well as compliance with strictly enforced federal, state and foreign regulations. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminants are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. No assurance can be given that any stability failures or other issues relating to the manufacture of DANYELZA or our product candidates, including those based on the SADA Technology, will not occur in the future.

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

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. Finally, in December 2022, we entered into a distribution agreement with WEP Clinical Ltd. in connection with an early access program for DANYELZA in Europe. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data, and the use of control groups to support licensure. For example, in connection with our BLA for omburtamab, the FDA convened an Advisory Committee that met in October 2022, which voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The opinion of this and any other Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure our product candidates based on the completed clinical trials, such as was the case for omburtamab. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public-health emergencies;
●	impact of the Russian invasion of Ukraine; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

Once marketing approval has been granted, as it was for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which will enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow-up. We anticipate completing the study no later than by March 31, 2027. Other post-marketing requirements associated with the approval of DANYELZA include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In some international markets, the government controls the pricing, which can affect the profitability of drugs.

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

Our relationships with healthcare providers, physicians and third-party payors are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Our current and future arrangements with healthcare providers, physicians and third-party payors and patients may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute DANYELZA and other our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA Privacy Provisions—as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and HIPAA, as amended, requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of Health and Human Services information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that interpretation of healthcare laws and regulations will vary across jurisdictions, and that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. We have established internal policies and procedure to mitigate our compliance risks. However, no assurance can be given that such policies and procedures will be adequate to ensure compliance with applicable laws and regulations. Moreover, although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we and our collaborators and third-party providers may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, and data we collect about trial participants in connection with our clinical trials. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of sensitive information by us and on our behalf. In the United States, federal, state, and local laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure and protection of health-related and other personal data and could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, which imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. In particular, the EU GDPR applies to any company established in the European Economic Area, or EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The obligations from the EU and UK GDPR, together referred to as GDPR, may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; complying with specific requirements to process health-related data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, in each case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy and security laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms may be subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely, including our current and future CROs, CMOs, other contractors and consultants. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours in the medical field – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, communication systems, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third-parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-parties’ infrastructure in our supply-chain or our third-party partners’ supply-chains have not been compromised.

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

In addition, third parties may gather, collect, or infer competitively sensitive information about us from public sources, data brokers, or by other means that could be used to undermine our competitive advantage or market position. Additionally, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third-party providers have established coverage policies and provided reimbursement for DANYELZA, there is no guarantee that third-party providers will establish coverage policies or provided reimbursement for any of our other product candidates, if approved. The reimbursement payment rates for DANYELZA or any other product we commercialize might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services, and imposing controls to manage costs. Our rebate payments may increase, or our prices may be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of DANYELZA or any other product we commercialize. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

To date DANYELZA has been approved for sale in the United States, Israel, China and Brazil only, but we intend to seek approval to market our products in both the United States as well as in additional selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we or our partner holding the approval such as Takeda Israel, holding the approval of DANYELZA in Israel will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and in-licensed patent applications and the enforcement or defense of the issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first-to-invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our own as well as our in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, which may also result in a patent not being issued. We may become involved in opposition, interference, derivation, post-grant review, inter partes review, ex-parte re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;
●	it is possible that others may circumvent our owned or in-licensed patents;

●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third party;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third-parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

We, or our licensors, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we, or our licensors, later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against such third party. If another party questions the patentability of any of our claims in our owned or in-licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex-parte re-exam or post-grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices, where either our owned or in-licensed foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and such oppositions may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

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

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets effectively or to the same extent as the laws of the United States. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful.

Third parties may obtain knowledge of our trade secrets through independent development or other access by legal means. The occurrence of such events could limit or preclude our ability to produce or sell our products in a competitive manner or otherwise have a material adverse effect on our business.

If we are sued for infringing patents or other intellectual property rights of third parties, it will be costly and time-consuming, and an unfavorable outcome in that litigation may have a material adverse effect on our business.

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

As of June 30, 2023, our executive officers, directors and our stockholders, who own more than 5% of our outstanding common stock in the aggregate beneficially own shares representing approximately 21.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Future sales of common stock by us or our stockholders may cause substantial dilution to our existing stockholders and have an adverse effect on the then prevailing market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,620,192 shares of common stock outstanding as of August 3, 2023. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. In addition, we have issued stock options and other equity awards under our equity compensation plans. The shares underlying these awards are registered on a registration statement on Form S-8. As a result, upon vesting, these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

As of August 3, 2023, holders of 2,005,347 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 14,278,887 shares of our common stock that we may issue under our equity compensation plans as of August 3, 2023, and we plan to increase that number further.

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

We currently have on file with the SEC a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We may sell common stock, convertible securities or other equity or debt securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity or debt securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch and commercialize DANYELZA and any other product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our products and product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our products, product candidates or development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions and investor sentiment in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, such as an increased rate of inflation, increased cost of goods, supply-chain disruptions and uncertain global financial markets, and geopolitical events, such as the conflict between Ukraine and Russia and related sanctions; and
●	the other factors described in this “Risk Factors” section.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. For example, following volatility in the price of our common stock following the ODAC meeting in October 2022, one of our stockholders filed a putative class action lawsuit suit in the federal district court for alleged violations of the Securities Exchange Act of 1934, as amended. Litigation could result in substantial costs and divert our management’s attention and resources, which could have a material and adverse effect on our financial condition, business, and the per share trading price of our common stock.

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

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and our interim Chief Executive Officer and board member Mr. Thomas Gad, our former Chief Executive Officer Dr. Claus Juan Møller San Pedro and our Chief Medical Officer Dr. Vignesh Rajah, have been named as defendants in a class-action lawsuit that alleges that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Further, as also described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” on February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action against us. These complaints seek, among other things, unspecified damages, and reasonable costs and expenses, including attorneys’ fees.

As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class-action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG, Adium, and WEP Clinical Ltd. Takeda Israel obtained regulatory approval for DANYELZA in Israel in August 2022 and we obtained regulatory approval for DANYELZA in China in December 2022. In May 2023, we obtained regulatory approval for DANYELZA in Brazil. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrades their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We qualified as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2022, and as of the last business day of our second fiscal quarter of 2023, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ending December 31, 2023. As a public company we are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. However, as a smaller reporting company and as a non-accelerated filer, we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and will not be required to include such an attestation report in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023.

Our inability to operate controls effectively could cause material weaknesses in our internal control over financial reporting in the future, could have a material adverse impact on our company and financial statements and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, we may in the future be required to provide Section 404 of the Sarbanes-Oxley Act, or Section 404, reports by our independent registered public accounting attesting to the effectiveness of our internal control over financial reporting. An adverse report could have a material adverse impact on our company and financial statements, investor confidence in us and, as a result, the value of our common stock.

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

Increasing stakeholder environmental, social and governance, or ESG, expectations, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, and reputation, financial outlook, cost of capital, supply-chain and production continuity, which may impact our ability to achieve our business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our third-party providers or otherwise could negatively impact our business. Changes in market dynamics, stakeholder expectations, local, national and international climate change policies, and the frequency and intensity of extreme weather events on critical infrastructure in the United States and abroad, all have the potential to disrupt our business and operations. Such events could result in a significant increase in our costs and expenses and harm our future revenue, cash flows and financial performance. Global climate change is resulting in, and may continue to result, in certain natural disasters and adverse weather events, such as droughts, wildfires, storms, sea-level rise and flooding, occurring more frequently or with greater intensity, which could cause business disruptions and impact employees’ abilities to commute or to work from home effectively. Government failure to address climate change in line with the Paris Agreement could result in greater exposure to economic and other risks from climate change and impact our ability to achieve our goals.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults on Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.
Exhibit Number	Exhibit description

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: August 10, 2023	By:	/s/ Thomas Gad
Name: Thomas Gad
Title: Founder, President, Interim Chief Executive
Officer and Head of Business Development and Strategy
(Principal Executive Officer)

Dated: August 10, 2023	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)