Form 10-Q
period 2023-09-30
Y-mAbs Therapeutics, Inc.
filed 2023-11-13
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 43,621,618 shares of Common Stock ($0.0001 par value) outstanding as of November 6, 2023.

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

Russia; as well as the state of war between Israel and Hamas and the related risk of a larger regional conflict;
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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data and per share data)

	As of
	September 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,571	$105,762
Accounts receivable, net	18,874	12,531
Inventories	7,113	6,702
Other current assets	2,302	5,452
Total current assets	114,860	130,447
Property and equipment, net	296	604
Operating lease right-of-use assets	1,593	1,739
Intangible assets, net	2,720	2,986
Other assets	9,415	5,680
TOTAL ASSETS	$128,884	$141,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$7,610	$14,175
Accrued liabilities	13,304	13,241
Operating lease liabilities, current portion	898	868
Total current liabilities	21,812	28,284
Accrued milestone payments	5,375	2,250
Operating lease liabilities, long-term portion	725	899
Other liabilities	822	802
TOTAL LIABILITIES	28,734	32,235
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 43,621,618 and 43,670,109 shares issued at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	554,779	543,929
Accumulated other comprehensive income	1,849	1,331
Accumulated deficit	(456,482)	(436,043)
TOTAL STOCKHOLDERS’ EQUITY	100,150	109,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,884	$141,456

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUES
Product revenue, net	$19,954	$12,537	$60,956	$32,820
License revenue	500	—	500	1,000
Total revenues	20,454	12,537	61,456	33,820
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,595	2,475	9,327	5,447
License royalties	50	—	50	100
Research and development	15,358	22,453	40,831	71,785
Selling, general, and administrative	10,200	13,626	33,721	50,146
Total operating costs and expenses	28,203	38,554	83,929	127,478
Loss from operations	(7,749)	(26,017)	(22,473)	(93,658)
OTHER INCOME/(LOSS), NET
Interest and other income/(loss)	189	(1,509)	2,400	(3,067)
LOSS BEFORE INCOME TAXES	(7,560)	(27,526)	(20,073)	(96,725)
Provision for income taxes	187	—	366	—
NET LOSS	$(7,747)	$(27,526)	$(20,439)	$(96,725)
Other comprehensive income
Foreign currency translation	806	1,598	518	3,331
COMPREHENSIVE LOSS	$(6,941)	$(25,928)	$(19,921)	$(93,394)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.63)	$(0.47)	$(2.21)
Weighted average common shares outstanding, basic and diluted	43,620,532	43,718,351	43,651,536	43,715,451

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	16,000	—	32	—	—	32
Stock-based compensation expense	7,449	—	5,091	—	—	5,091
Foreign currency translation	—	—	—	311	—	311
Net loss	—	—	—	—	(28,068)	(28,068)
Balance March 31, 2022	43,718,165	$4	$524,329	$1,682	$(368,543)	$157,472
Stock-based compensation expense	1,873	—	13,633	—	—	13,633
Foreign currency translation	—	—	—	1,422	—	1,422
Net loss	—	—	—	—	(41,131)	(41,131)
Balance June 30, 2022	43,720,038	$4	$537,962	$3,104	$(409,674)	$131,396
Exercise of stock options	4,000	—	52	—	—	52
Stock-based compensation expense	1,979	—	3,341	—	—	3,341
Retirement of treasury shares – refer to Note 10	(57,887)	—	(963)	—	—	(963)
Foreign currency translation	—	—	—	1,598	—	1,598
Net loss	—	—	—	—	(27,526)	(27,526)
Balance September 30, 2022	43,668,130	$4	$540,392	$4,702	$(437,200)	$107,898

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Stock-based compensation expense	7,658	—	5,304	—	—	5,304
Foreign currency translation	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(6,390)	(6,390)
Balance March 31, 2023	43,677,767	$4	$549,233	$1,025	$(442,433)	$107,829
Retirement of treasury shares – refer to Note 10	(58,763)	—	(480)	—	—	(480)
Stock-based compensation expense	1,188	—	3,616	—	—	3,616
Foreign currency translation	—	—	—	18	—	18
Net loss	—	—	—	—	(6,302)	(6,302)
Balance June 30, 2023	43,620,192	$4	$552,369	$1,043	$(448,735)	$104,681
Stock-based compensation expense	1,426	—	2,410	—	—	2,410
Foreign currency translation	—	—	—	806	—	806
Net loss	—	—	—	—	(7,747)	(7,747)
Balance September 30, 2023	43,621,618	$4	$554,779	$1,849	$(456,482)	$100,150

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,439)	$(96,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	609
Stock-based compensation	11,330	22,065
Foreign currency transactions and other transactions	(369)	3,698
Changes in assets and liabilities:
Accounts receivable, net	(6,343)	(1,539)
Inventories	(411)	(730)
Other current assets	2,671	2,919
Other assets	(3,735)	(2,430)
Accounts payable	(6,196)	171
Accrued liabilities and other	3,722	4,702
NET CASH USED IN OPERATING ACTIVITIES	(19,196)	(67,260)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	—	84
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	84
Effect of exchange rates on cash and cash equivalents	5	138
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,191)	(67,038)
Cash and cash equivalents at the beginning of period	105,762	181,564
Cash and cash equivalents at the end of period	$86,571	$114,526

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Acquisition of treasury shares upon repayment of secured promissory note – refer to Note 10	$480	$963
Intangible assets acquisition in accrued milestones and royalty payments	$—	$1,500
Right-of-use assets obtained in exchange for lease obligations	$636	$347

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $456,482,000 as of September 30, 2023, and $436,043,000 as of December 31, 2022. Through September 30, 2023, the Company has funded its operations primarily through proceeds from sales of shares of its common stock, including its initial public offering in September 2018 and its subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

As of September 30, 2023, the Company had cash and cash equivalents of $86,571,000, and as of December 31, 2022, the Company had cash and cash equivalents of $105,762,000. As of the issuance date of the consolidated financial statements for the third quarter ended September 30, 2023, the Company expects that its cash and cash equivalents at September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The December 31, 2022, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of September 30, 2023, the accounts receivable balances from such distributors totaled 69% of the Company’s outstanding accounts receivable. The remainder of the Company’s accounts receivable as of September 30, 2023 represented balances from international distribution partners. The Company has contractual payment terms with each of its customers and the Company monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. The Company had inventory write-downs totaling $375,000 and $831,000 in the three and nine months ended September 30, 2023, respectively, and $1,200,000 in the three and nine months ended September 30, 2022, which were each recorded in cost of goods sold on the Consolidated Statements of Net Loss and Comprehensive Loss.

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

The following tables present the Company’s fair value hierarchy for its cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$82,964	$—	$82,964
Total	$—	$82,964	$—	$82,964

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,965	$—	$86,965
Total	$—	$86,965	$—	$86,965

During the three and nine months ended September 30, 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

The Company currently elects the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use assets or liabilities. The Company also elects the practical expedient to not separate lease and non-lease components for all of our leases. The Company has made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component. See the Lease Agreements section in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS for the related disclosures.

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

Revenue Recognition

To determine revenue recognition for product revenue and license revenue arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Under the practical expedient permitted under Topic 606, the Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less. If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company combines that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct. The standalone selling price is generally determined based on the prices charged to customers.

Product revenue, net

The Company recognizes revenue from sales of DANYELZA at a point in time when its customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital for sales in the United States, and upon delivery to the distributors for sales in the international territories.

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

The Company offers its customers limited product return rights for damaged, defective, or expiring products. The Company estimates returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when WEP obtains control of the product upon delivery. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at September 30, 2023, within accounts receivable on the Consolidated Balance Sheets.

License revenue

The Company’s license agreements include regulatory-based milestone payments and sales-based milestone payments, in addition to royalties. The Company determines whether the achievement of each regulatory-based milestone within the agreement is constrained as they are contingent upon regulatory approvals, which are not within the control of the Company, and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, it assesses whether this resolves the constraint and it is appropriate to recognize revenue.

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd., or SciClone, for certain indications of DANYELZA and omburtamab for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Based on the terms of the agreement, the Company may receive regulatory-based milestone payments up to $40,000,000, of which $15,000,000 has already been recognized and received, and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory.

In November 2020, the Company entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. Based on the terms of the arrangement, the Company may receive regulatory-based milestone payments up to $750,000, of which $250,000 has already been recognized, and sales-based milestone payments up to $500,000 and is entitled to royalties based upon the net sales generated by Takeda related to the product in the territory. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when the milestone is achieved, or the related sales occur.

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

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to an aggregate of $3,000,000, of which $1,000,000 has already been recognized and received prior to 2023. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. The agreement with Adium does not contain a regulatory-based milestone related to the Brazilian Health Regulatory Agency’s approval for marketing authorization, which was granted during the three months ended June 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized $500,000 in regulatory-

based license revenue from Adium pursuant to the distribution agreement in connection with the September 2023 achievement of marketing authorization for DANYELZA in Mexico. The Company expects that the sales-based milestones and royalty payments will be recognized when and if the milestones are achieved or the related sales occur.

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

NOTE 4—PRODUCT REVENUE, NET

The Company’s product revenue, net was generated from sales of DANYELZA and totaled $19,954,000 and $12,537,000 for the three months ended September 30, 2023 and 2022, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the three months ended September 30, 2023, were $16,072,000 and $3,882,000, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the three months ended September 30, 2022, was $12,420,000 and $117,000, respectively. The Company’s product revenue, net from other countries for the three months ended September 30, 2023, included $3,048,000 of product revenue from the Company’s distribution partner, WEP.

The Company’s product revenue, net was generated from sales of DANYELZA and totaled $60,956,000 and $32,820,000 for the nine months ended September 30, 2023 and 2022, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the nine months ended September 30, 2023, were $48,756,000 and $12,200,000, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the nine months ended September 30, 2022 was $30,872,000 and $1,948,000, respectively. The Company’s product revenue, net from other countries for the nine months ended September 30, 2023, included $3,535,000 of product revenue and related royalties for the commercial launch initial inventory stocking order from the Company’s distribution partner, SciClone, which launched commercial sales in China in June 2023. The Company’s product revenue, net from other countries for the nine months ended September 30, 2023, also included $5,579,000 of product revenue, net from the Company’s distribution partner, WEP.

Under the Company’s distribution agreement with WEP, the Company is entitled to receive all payments based on the net product sales and pays WEP a service fee in exchange for its services. The Company recorded $3,048,000 and $5,579,000 product revenue, net from WEP in the three and nine months ended September 30, 2023. There was no product revenue, net from WEP in the three and nine months ended September 30, 2022. As of September 30, 2023, the Company has recorded on its Consolidated Balance Sheets accounts receivable of approximately $4,120,000, and accrued liabilities of $267,000 related to product sales to WEP during the nine months ended September 30, 2023.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of September 30, 2023, the Company had recorded accounts receivable allowances of approximately $910,000 and accrued liabilities of approximately $3,482,000 related to product sales during the nine months ended September 30, 2023. As of December 31, 2022, the Company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $2,474,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows:

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

	(in thousands)
Balance December 31, 2022	$33	$2,905	$44	$2,982
Current provisions relating to sales in current year	179	7,296	519	7,994
Payments/credits relating to sales in current year	(164)	(5,445)	(220)	(5,829)
Change in estimate related to sales in the prior year	—	(755)	—	(755)
Balance September 30, 2023	$48	$4,001	$343	$4,392

The vast majority of the Company’s product sales were in the United States with additional sales in China, Europe, Latin America and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net, for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. McKesson, AmerisourceBergen, WEP and Cardinal Health accounted for 48%, 18%, 15% and 14% respectively, of the Company’s product revenue, net, for the three months ended September 30, 2023. McKesson and AmerisourceBergen accounted for 78% and 14%, respectively, of the Company’s product revenue, net, for the three months ended September 30, 2022. McKesson, AmerisourceBergen and Cardinal Health accounted for 45%, 22% and 13%, respectively, of the Company’s product revenue, net, for the nine months ended September 30, 2023. McKesson and AmerisourceBergen accounted for 69% and 16%, respectively, of the Company’s product revenue, net, for the nine months ended September 30, 2022. The Company recognized royalty revenue from its distribution partners of $427,000 and $58,000 in the three months ended September 30, 2023 and 2022, respectively, and $3,814,000 and $1,412,000 in the nine months ended September 30, 2023 and 2022, respectively.

During the quarter and nine months ended September 30, 2023, the Company recorded a change in estimate related to assessed Medicaid claims data experience and reserves for historical earned periods. The change in estimate resulted in a benefit of $1,586,000 to the quarter ended September 30, 2023, of which $755,000 related to the deductions for sales occurring in the prior year.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)

Net loss (numerator)	$(7,747)	$(27,526)	$(20,439)	$(96,725)
Weighted-average shares (denominator), basic and diluted	43,621	43,718	43,652	43,715
Basic and diluted net loss per share	$(0.18)	$(0.63)	$(0.47)	$(2.21)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted stock units outstanding, which totaled 9,015,719 shares and 7,119,332 shares as of September 30, 2023 and September 30, 2022, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Work In Progress	$13,745	$11,317
Finished Goods	2,219	666
Total Inventories	$15,964	$11,983

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	September 30, 2023	December 31, 2022
CURRENT ASSETS
Inventories	$7,113	$6,702
Total recorded in Current Assets	7,113	6,702

NONCURRENT ASSETS
Other assets	8,851	5,281
Total recorded in Noncurrent Assets	8,851	5,281
Total Inventories	$15,964	$11,983

As of September 30, 2023 and December 31, 2022, the Company has classified $8,851,000 and $5,281,000, respectively, of work in progress inventories as noncurrent assets based on its current demand schedule and expectation that such inventory will be utilized after one year from the balance sheet date.

During the three months ended September 30, 2023 and 2022, the Company recorded charges to write-off inventory of $375,000 and $1,200,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded charges to write-off inventory of $831,000 and $1,200,000, respectively.

Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of other assets.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net as of September 30, 2023 totaled $2,720,000, which were net of $580,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

The Company’s intangible assets, net as of December 31, 2022 totaled $2,986,000, which were net of $314,000 of accumulated amortization, and related to capitalized milestone payments made following FDA and other regulatory approvals and commercialization of DANYELZA.

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2023 to 2027, and $945,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	September 30,	December 31,
	2023	2022

Accrued licensing, milestone and royalty payments	$2,137	$4,002
Accrued clinical costs	1,049	932
Accrued compensation and board fees	2,805	2,445
Accrued manufacturing costs	3,086	2,977
Accrued sales reserves	3,482	2,474
Other	745	411
Total	$13,304	$13,241

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into three license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements are the MSK License Agreement, dated August 20, 2015, between the Company and MSK (the “MSK License”), and the CD33 License Agreement, dated November 13, 2017, between the Company and MSK (the “CD33 License Agreement”). Through the Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement, dated December 2, 2019, among MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., (together “MabVax”), the Company and MSK (the “SAAA”), the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax.

In addition, the Company entered into the License Agreement, dated April 15, 2020, with MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax/MSK Agreement and SADA License Agreement, collectively.

In the past, the Company had defined MSK as a related-party under the Company’s related-party policy. During the nine months ended September 30, 2023, the Company updated the related-party policy to remove MSK as a related-party as MSK does not participate on the Company’s Board of Directors, does not have a significant ownership in the Company and MSK is not in a position to exert decision making power. The Company has entered into several agreements with MSK, which include the MSK License Agreement, the SADA License Agreement, the CD33 License Agreement, and the MabVax Agreement, all as noted above.

The Company’s material license agreements are detailed in NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

MSK License Agreement

The MSK License relates to intellectual property for DANYELZA and requires the Company to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

The SADA License Agreement requires the Company to pay MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and its affiliates and sublicensees. The Company is obligated to pay non-refundable annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement, which are creditable against royalty payments otherwise due under the SADA License Agreement. Pursuant to the SADA License Agreement, the Company is also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments, which become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. The Company may terminate the SADA License Agreement with prior written notice. The Company’s SADA License Agreement is detailed in NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

The Company recognized an expense of $4,125,000 related to clinical milestones under the SADA License Agreement during the three and nine months ended September 30, 2023, as the Company determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress in the third quarter of 2023. The Company did not recognize any expense related to milestones under the SADA License Agreement during the three and nine months ended September 30, 2022. The Company had $4,125,000 and $605,000 in accrued liabilities as of September 30, 2023 and December 31, 2022, respectively. The Company made a payment of $605,000 in the nine months ended September 30, 2023 related to achievement of the milestone for dosing the first patient in the Phase 1 trial of GD2-SADA in April 2023.

For the MSK License Agreement and the SADA License Agreement, in addition to any milestone payments, to the extent the Company enters into sublicense arrangements, it is obligated to pay to MSK, as indicated in MSK License Agreement, and MSK and MIT, as indicated in SADA License Agreement, a percentage of certain payments received from sublicensees of the rights licensed to it by MSK, or MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. See NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for sublicense agreements related to MSK License Agreements by the Company.

Failure by the Company to meet certain conditions under each arrangement could cause the related licenses to such licensed products to be canceled and could result in termination of the respective arrangement with MSK, or MSK and MIT.

Summary of Significant License Agreements and Related Commitments

The Company has the following significant license agreements and related commitments which include all obligations that have been paid or accrued for the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	Nine	Nine	Three	Nine	Three	Nine	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	months	months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,	December 31,
Agreements	2023	2022	2023	2023	2022	2022	2023	2023	2022	2022
MSK	$6,027	$2,871	$1,142	$3,844	$753	$2,513	$1,137	$1,950	$3,397	$1,950
CD33	—	—	—	—	—	—	—	300	—	300
MabVax	10	—	10	10	10	10	—	—	—	—
SADA	605	1,000	4,125	4,125	—	—	1,000	3,125	605	—

Research and development is inherently uncertain and should such research and development fail, the MSK License Agreement, the CD33 License Agreement, the SADA License Agreement and the MabVax Agreement as well as the MabVax/Y-mAbs Sublicense are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the respective agreement when considering whether any clinical or regulatory-based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

Minimum royalties and certain clinical and regulatory milestones that become due based upon the passage of time under the CD33 License Agreement, the SADA Agreement and the MabVax/MSK License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of September 30, 2023.

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

In January 2018, the Company entered into a lease agreement in connection with its corporate headquarters in New York. The term of the lease was six years from the date the Company began to occupy the premises and the lease was to expire in April 2024. In August 2023, the Company entered into a lease amendment to extend the term to April 2025. Fixed rent payable under the lease is approximately $408,000 per annum and is payable in equal monthly installments of approximately $34,000.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000. In January 2023, the Company notified the landlord of its intention to reduce the leased premise as a result of the Company’s strategic restructuring. The lease modification resulted in an immaterial charge in the nine months ended September 30, 2023.

Total operating lease costs were $229,000 and $721,000 for the three months ended September 30, 2023 and 2022, respectively. Total operating lease costs were $789,000 and $2,127,000 for the nine months ended September 30, 2023 and 2022, respectively.

For the three months ended September 30, 2023, the operating lease expenses were recorded as $161,000 in research and development expense and $68,000 in selling, general and administrative expense. For the three months ended September 30, 2022, the expenses were recorded as $657,000 in research and development expense and $64,000 in selling, general and administrative expense. For the nine months ended September 30, 2023, the expenses were recorded as $607,000 in research and development expense and $182,000 in selling, general and administrative expense. For the nine months ended September 30, 2022, the expenses were recorded as $1,937,000 in research and development expense and $190,000 in selling, general and administrative expense.

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023, was $266,000 and $791,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2022, was $481,000 and $1,689,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of September 30, 2023, were as follows (in thousands):

Operating Leases
as of September 30, 2023
Remainder of 2023	$264
Years ending December 31,
2024	978
2025	510
Total lease payments	1,752
Less: Imputed interest	(129)
Total operating lease liabilities as of September 30, 2023	$1,623

Maturities of operating leases liabilities as of December 31, 2022, were as follows (in thousands):

Operating Leases
Years ending December 31,	as of December 31, 2022
2023	$997
2024	490
2025	419
Total lease payments	1,906
Less: Imputed interest	(139)
Total operating lease liabilities as of December 31, 2022	$1,767

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its estimate of its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2023, the weighted average remaining lease term is 1.85 years and the weighted average discount rate used to determine the operating lease liability was 8.3%. As of December 31, 2022, the weighted average remaining lease term was 2.36 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Juan Møller San Pedro stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating to the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which included salary and certain benefits continuation. All of the cash compensation had been paid as of September 30, 2023. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation charge of $9,286,000 in the nine months ended September 30, 2022, as there was no longer a service condition related to such awards. The total charge of $10,875,000 related to the executive management change was recorded in selling, general and administrative expenses during the nine months ended September 30, 2022. There was no financial impact in the three and nine months ended September 30, 2023, and in the three months ended September 30, 2022.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. The action is currently stayed through November 30, 2023. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class. On July 11, 2023, the defendants filed a motion to dismiss the amended complaint. On August 29, 2023, the plaintiff filed his opposition to the motion to dismiss. On September 29, 2023, the defendants filed their reply in support of the motion to dismiss. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of September 30, 2023 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On June 22, 2023, the defendants filed a motion to dismiss the amended complaint. On August 11, 2023, the plaintiff filed his opposition to the motion to dismiss. On September 8, 2023, the defendants filed their reply brief in support of the motion to dismiss. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of September 30, 2023 as the Company does not consider a loss on the claim to be probable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2023 and December 31, 2022, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,621,618 shares of its common stock as of September 30, 2023, and 43,670,109 shares of its common stock as of December 31, 2022.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2023 or December 31, 2022.

Stock Grant Agreements with Non-Employees

In April 2020, in connection with the SADA License Agreement, the Company entered into two stock grant agreements with two non-employee researchers who were involved in the development of the SADA-BiDE (2-step Self-Assembly and DisAssembly-Bispecific DOTA-Engaging antibody system) Pre-targeted Radioimmunotherapy Platform in consideration for their respective prior service. The agreements dated April 2020 are detailed in NOTE 10— STOCKHOLDERS’ EQUITY in the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Pursuant to the stock grant agreements, the Company loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans were evidenced by a Secured Promissory Note, which had respective maturity dates in April 2023 and June 2023. In July 2022, one of the researchers repaid their loan, which had a maturity date in April 2023, and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. During the fourth quarter of 2022, the Company concluded that the other loan receivable, with a maturity date of June 2023, was impaired, which resulted in a $1,051,000 charge for the year ended December 31, 2022. In June 2023, the other researcher repaid his loan, which resulted in a de minimis gain compared to the book value of the loan, which included the impact of the previous impairment charge. The loan was repaid in exchange for 58,763 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $480,000, based on the closing price of the Company’s common stock on the settlement date. The Company subsequently cancelled the acquired treasury shares, which resulted in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $480,000.

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

Stock Options

During the three months ended September 30, 2023 and 2022, stock-based compensation for stock option grants were $2,229,000 and $3,257,000, respectively, for options granted to employees and directors. During the three months ended September 30, 2023, the expenses were recorded as $1,175,000 in research and development expense and $1,054,000 in selling, general, and administrative expense. For the three months ended September 30, 2022, the expenses were recorded as $1,801,000 in research and development expense and $1,456,000 in selling, general, and administrative expense.

During the nine months ended September 30, 2023 and 2022, stock-based compensation for stock option grants were $10,793,000 and $21,822,000, respectively, for options granted to employees and directors. The expense for the nine months ended September 30, 2023, was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 14— RESTRUCTURING CHARGE. Stock-based compensation during the nine months ended September 30, 2022, also includes $9,286,000 related to the departure of the former Chief Executive Officer, which was recorded upon his separation in the second quarter of 2022 based on the terms of his service agreement and is further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. For the nine months ended September 30, 2023, the expenses were recorded as $4,629,000 in research and development expense and $6,164,000 in selling, general, and administrative expense. For the nine months ended September 30, 2022, the expenses were recorded as $5,582,000 in research and development expense and $16,240,000 in selling, general, and administrative expense.

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2022	7,079,767	$21.27	$3,112	6.45
Granted	1,821,000	5.00
Exercised	—
Forfeited	(243,679)	11.22
Outstanding and expected to vest at September 30, 2023	8,657,088	$18.13	$5,243	6.38
Exercisable at September 30, 2023	5,766,863	20.48	4,096	5.19

The weighted average fair value of stock options granted for the three months ended September 30, 2023 and 2022 was $3.69 and $10.14, respectively. There were 76,100 and 210,000 stock options granted for the three months ended September 30, 2023 and 2022, respectively.

The weighted average fair value of stock options granted for the nine months ended September 30, 2023 and 2022 was $3.65 and $7.88, respectively. There were 1,821,000 and 635,000 stock options granted for the nine months ended September 30, 2023 and 2022, respectively.

There were 1,105,500 options granted in the nine months ended September 30, 2023 under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

All of the options granted in the three months ended September 30, 2023, have a maximum contractual term of ten years and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date. The expected term for these options granted in the three months ended September 30, 2023 was 6.25 years, the volatility was 83.0% and the risk-free interest rate was approximately 4.38%.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, the Company estimates expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as it has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on shares of its common stock and the Company does not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the period ended September 30, 2023.

As of September 30, 2023, the Company had $16,052,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.59 years.

Subsequent to September 30, 2023, on November 6, 2023 the Company granted 690,240 stock options in connection with the start date of the Company’s new President and Chief Executive Officer and transition of the Company’s Interim Chief Executive Officer to Chief Business Officer.

Restricted Stock Unit Activity

For the three months ended September 30, 2023 and 2022, stock-based compensation for restricted stock unit grants was $181,000 and $84,000, respectively. During the three months ended September 30, 2023, the expenses were recorded as $96,000 in research and development expense and $85,000 in selling, general, and administrative expense. During the three months ended September 30, 2022, the expenses were recorded as $74,000 in research and development expense and $10,000 in selling, general, and administrative expense.

For the nine months ended September 30, 2023 and 2022, stock-based compensation for restricted stock unit grants was $537,000 and $242,000, respectively. For the nine months ended September 30, 2023, the expenses were recorded as $320,000 in research and development expense and $217,000 in selling, general, and administrative expense. For the nine months ended September 30, 2022, the expenses were recorded as $215,000 in research and development expense and $27,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2022	33,355	$17.77	1.77
Granted	380,636	4.81
Vested	(10,272)	18.00
Forfeited	(45,088)	9.15
Outstanding and expected to vest at September 30, 2023	358,631	$5.09	2.22

The table above includes 380,636 restricted stock units granted in the nine months ended September 30, 2023, under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

As of September 30, 2023, the Company had $1,379,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 2.22 years.

NOTE 12—INCOME TAXES

During the three months ended September 30, 2023 and 2022, the Company experienced pre-tax net losses of $7,560,000 and $27,526,000. The Company's current income tax provision was $187,000 during the three months ended September 30, 2023, and the Company did not have a current income tax provision during the three months ended September 30, 2022. There was no deferred income tax provisions during the three months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023 and 2022, the Company experienced pre-tax net losses of $20,073,000 and $96,725,000. The Company's current income tax provision was $366,000 during the nine months ended September 30, 2023, and the Company did not have a current income tax provision during the nine months ended September 30, 2022. There was no deferred income tax provisions during the nine months ended September 30, 2023 and 2022.

The Company’s tax returns for the years 2017 to 2022 are all open for tax examination by U.S. federal and state, and the Danish tax authorities. During 2022, the review of the Company’s transfer pricing policies by the Danish Tax Authorities for tax years 2016 through 2020 was completed resulting in the release of the corresponding reserve. The release did not have a material impact on the Company’s income tax accounts.

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

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three and nine months ended September 30, 2023 and 2022.

The Company has established a retirement program for employees of its Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three and nine months ended September 30, 2023 and 2022. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend its cash resources and prioritize resources for the commercialization and potential label extension of DANYELZA and on the development of the SADA technology platform. The Company completed the restructuring in May 2023, which resulted in an approximately 35% reduction to its workforce. Affected employees were offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the nine months ended September 30, 2023, the Company recognized restructuring expenses of $4,482,000, based on the currency rate for the period. For the nine months ended September 30, 2023, the Company recorded $3,346,000 and $1,136,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance benefits of $2,776,000, which were paid as of September 30, 2023, and acceleration of stock-based compensation of $1,706,000 which was recognized in the nine months ended September 30, 2023 as there is no longer a service condition related to such awards.

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

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. We currently have six active treatment sites and expect another three sites to be activated during the fourth quarter 2023. We are pleased with our observations so far and in particular that patients dosed with the GD2-SADA protein have not experienced treatment related pain, dose limiting toxicities, related severe adverse events or serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. At this point, we are in cohort three, using a radioactive payload of 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood PK profile of the construct in these patients dosed with the 0.3 mg/kg and 1 mg/kg protein dose appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and support of the current dose interval of 2-5 days.

The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we expect to dose the first patient in 2024. We believe the SADA Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our workforce. As a result of the decrease in operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2027.

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

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, commercializing our approved product, raising capital, and acquiring and developing our technology platform among other matters. We developed DANYELZA and our product candidates based on intellectual property subject to several license agreements with MSK, and one agreement with the Massachusetts Institute of Technology. These agreements are important to our business; for a more detailed discussion of their terms and conditions, see NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, product and license revenues generated from DANYELZA, and the proceeds from our sale of our Priority Review Voucher, or PRV, obtained upon FDA approval of DANYELZA.

As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $456.5 million and $436.0 million, respectively. We experienced net losses of $7.7 million and $20.4 million for the three and nine months ended September 30, 2023, and our net loss was $27.5 million and $96.7 million for the three and nine months ended September 30, 2022. We have incurred significant net operating losses in every year since our inception and expect to continue to incur net operating losses and significant expenses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

Recent Developments and Other Developments

New Chief Executive Officer and Executive Officer Transition

On November 6, 2023, our new President and Chief Executive Officer started at the Company. As part of the transition, our President, Interim Chief Executive Officer and Head of Business Development and Strategy transitioned to the position of Chief Business Officer.

Omburtamab BLA and Advisory Committee Meeting

In August 2016, the FDA granted Orphan Drug Designation, or ODD, to omburtamab for NB, and in June 2017, the compound received breakthrough designation for the treatment of pediatric patients with R/R NB who have central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. We submitted a BLA to the FDA for omburtamab for CNS /LM from NB in August 2020, and received a Refusal-to-File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022 following a series of meetings with the FDA, and in May 2022, the agency accepted our BLA for priority review. In October 2022, we met with the FDA’s Oncologic Drugs Advisory Committee, or ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In December 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and have requested an 18 month extension of the BLA in October 2023. We can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

DANYELZA Regulatory Developments

On September 26, 2022, we announced that our partner Adium Pharma S.A. (“Adium”) submitted a regulatory filing for DANYELZA for the treatment of patients with R/R high-risk NB to the Brazilian Health Regulatory Agency. On May 23, 2023, the Brazilian Health Regulatory Agency granted marketing authorization for DANYELZA. Our distribution agreement with Adium contains no regulatory license revenue milestones related to the Brazilian Health Regulatory Agency marketing authorization. In September 2023, DANYELZA received marketing authorization in Mexico. We recognized $0.5 million of regulatory-based license revenue from Adium pursuant to our distribution agreement with Adium for the three and nine months ended September 30, 2023 in connection with the achievement of the marketing authorization in Mexico.

We entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau in December 2020. For the nine months ended September 30, 2023, we recorded $3.5 million of product revenue and related royalties from the commercial launch inventory stocking order from our distribution partner, SciClone.

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

In addition, on October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas. It is currently not possible to predict the duration or severity of the ongoing conflict, whether it will develop into a wider regional conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing and may have a material adverse impact on our business and/or our partners. For example, it may have an adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel pursuant to the exclusive licensing and distribution agreement we entered into with Takeda Israel in November 2022, or the Takeda Licensing agreement, as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement.

The recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs have and may continue to adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect demand for our product and our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We may experience increases in our operating costs, including our labor costs and research and development costs, due to supply-chain constraints, the ongoing conflict between Russia and Ukraine, the state of war between Israel and Hamas, and employee availability and wage increases, which may result in additional stress on our working capital resources.

In addition, the closures of Silicon Valley Bank and Signature Bank earlier in 2023 have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development or delay our ability to access such funds. Any such future bank failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. To help guard against that risk, our cash and cash equivalents are held at a large major federal, national bank. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital when needed to operate our business could be substantially impaired.

Components of Our Results of Operations

Product Revenue, Net

Product revenue consists of sales of DANYELZA, and royalty revenue generated from the sales of DANYELZA.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. Our research and development expenses have decreased as a result of our January 2023 restructuring.

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

Our selling, general, and administrative, or SG&A, expenses decreased in the nine months ended September 30, 2023 due to our January 2023 restructuring. SG&A expenses include administrative costs to support continued research and development activities, potential commercialization of additional product candidates and additional indications and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

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

Product Revenue, Net

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital for sales in the United States, and upon delivery to the distributors for sales in the international territories.

The vast majority of our product sales were in the United States with additional sales outside the United States in China, Europe, Latin America and Israel through sublicenses and distribution agreements. The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net for the three and nine months ended September 30, 2023 and 2022. McKesson, AmerisourceBergen, WEP and Cardinal Health accounted for 48%, 18%, 15% and 14%, respectively, of our product revenue, net, for the three months ended September 30, 2023. McKesson and AmerisourceBergen accounted for 78% and 14%, respectively, of our product revenue, net, for the three months ended September 30, 2022. McKesson, AmerisourceBergen and Cardinal Health accounted for 45%, 22% and 13%, respectively, of our product revenue, net, for the nine months ended September 30, 2023. McKesson and AmerisourceBergen accounted for 69% and 16%, respectively, of our product revenue, net, for the nine months ended September 30, 2022. We recognized royalty revenue from our distribution partners of $0.4 million and $58 thousand in the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $1.4 million in the nine months ended September 30, 2023 and 2022, respectively.

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

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third-party CMOs and CROs for additional product manufacturing and development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax/Y-mAbs Sublicense, and SADA License Agreement based upon the resolution of certain contingencies. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable, and the amount of the payment is reasonably estimable.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,		Amount Change	Percentage Change
	2023	2022	2023 vs. 2022	2023 vs. 2022

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$19,954	$12,537	$7,417	59%
License revenue	500	—	500	100
Total revenues	20,454	12,537	7,917	63
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,595	2,475	120	5
License royalties	50	—	50	100
Research and development	15,358	22,453	(7,095)	(32)
Selling, general, and administrative	10,200	13,626	(3,426)	(25)
Total operating costs and expenses	28,203	38,554	(10,351)	(27)
Loss from operations	(7,749)	(26,017)	18,268	(70)
OTHER INCOME / (LOSS), NET
Interest and other income/(loss)	189	(1,509)	1,698	(113)
LOSS BEFORE INCOME TAXES	(7,560)	(27,526)	19,966	(73)
Provision for income taxes	187	—	187	—
NET LOSS	$(7,747)	$(27,526)	$19,779	(72)%

Revenues

We recorded $20.0 million and $12.5 million in product revenue, net for the three months ended September 30, 2023 and 2022, respectively. The $7.5 million increase was primarily driven by an increase in new US patients and an incremental benefit from expanding into international markets as discussed further in NOTE 4— PRODUCT REVENUE, NET. The geographic breakout for the product revenue, net between in the United States and other countries for the three months ended September 30, 2023 was $16.1 million and $3.9 million, respectively. The geographic breakout for the product revenue, net between in the United States and other countries for the three months ended September 30, 2022, was $12.4 million and $0.1 million, respectively. Our product revenue, net from other countries for the three months ended September 30, 2023 included $3.1 million of product revenue from our distribution partner, WEP. We recognized royalty revenue from our distribution partners of $0.4 million and $58,000 in the three months ended September 30, 2023 and 2022, respectively.

In addition, we recorded $0.5 million in license revenue for the three months ended September 30, 2023. The license revenue was recognized upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium. There is no license revenue recognized for the three months ended September 30, 2022.

Cost of Goods Sold

Cost of goods sold was $2.6 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively. The increased cost of goods sold was primarily driven by increased product revenue and an inventory charge of $0.4 million in the three months ended September 30, 2023, partially offset by a $1.2 million charge related to a batch that did not meet our quality specifications recognized in the three months ended September 30, 2022. Excluding the $1.2 million charge recognized in the three months ended September 30, 2022, our gross margin decreased in the three months ended September 30, 2023, compared to 2022, as a result of increased revenues from geographic areas outside of the United States, which were at a lower gross margin. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs.

License Royalties

We incurred license royalty expenses of $50,000 during the three months ended September 30, 2023, related to licensing revenues recognized upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium. which are included in Licensing Revenue on the Consolidated Statements of Net Loss and Comprehensive Loss. We did not incur license royalty expenses during the three months ended September 30, 2022.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Outsourced manufacturing	$2,809	$8,459	$(5,650)	(67)%
Clinical trials	2,293	2,560	(267)	(10)
Outsourced research and supplies	188	2,158	(1,970)	(91)
Milestones and license acquisition costs	4,125	—	4,125	100
Personnel costs	2,745	4,214	(1,469)	(35)
Professional and consulting fees	136	872	(736)	(84)
Stock-based compensation	1,356	1,875	(519)	(28)
Other	1,706	2,315	(609)	(26)
	$15,358	$22,453	$(7,095)	(32)%

Research and development expenses were $15.4 million for the three months ended September 30, 2023, as compared to $22.5 million for the three months ended September 30, 2022. The $7.1 million decrease was primarily due to the decrease in spending on deprioritized programs, which resulted in a $5.7 million decrease in outsourced manufacturing, decreased personnel related costs, inclusive of stock-based compensation, of $2.0 million, a $2.0 million decrease in outsourced research and supplies, and a $0.3 million decrease in clinical trials, partially offset by a $4.1 million increase in milestones and license acquisition costs related to our SADA License Agreement, as we determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress in the third quarter of 2023. Please refer to NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on our SADA License Agreement. Outsourced manufacturing decreased by $5.7 million primarily related to $2.0 million of naxitamab inventory vials that were designated for use in clinical trials during the three months ended September 30, 2022, $1.7 million decreased SADA production in the three months ended September 30, 2023, compared to the corresponding period in 2022, and $1.0 million decreased omburtamab production in the three months ended September 30, 2023, compared to the corresponding period in 2022.

Personnel related costs, inclusive of stock-based compensation, decreased to $4.1 million in the three months ended September 30, 2023, a $2.0 million decrease compared to the corresponding period in 2022, due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Selling, General, and Administrative

Selling, general, and administrative expenses were $10.2 million for the three months ended September 30, 2023, as compared to $13.6 million for the three months ended September 30, 2022. The $3.4 million decrease in SG&A expenses was primarily attributable to a $1.9 million decrease in commercial expense, primarily due to costs incurred in 2022 for the preparation of a potential omburtamab launch.

Interest and Other Income / (Loss)

Interest and other income for the three months ended September 30, 2023 was $0.2 million as compared to interest and other loss of $1.5 million for the three months ended September 30, 2022. Our interest and other income increased by $1.7 million primarily due to a $0.8 million decrease in foreign currency transaction losses, and a $0.5 million increase from our money market fund investment income.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the three months ended September 30, 2023. We did not record any provision for income taxes for the three months ended September 30, 2022. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,		Amount Change	Percentage Change
	2023	2022	2023 vs. 2022	2023 vs. 2022

	(in thousands)		(in thousands)
REVENUES
Product revenue, net	$60,956	$32,820	$28,136	86%
License revenue	500	1,000	(500)	(50)
Total revenues	61,456	33,820	27,636	82
OPERATING COSTS AND EXPENSES
Cost of goods sold	9,327	5,447	3,880	71
License royalties	50	100	(50)	(50)
Research and development	40,831	71,785	(30,954)	(43)
Selling, general, and administrative	33,721	50,146	(16,425)	(33)
Total operating costs and expenses	83,929	127,478	(43,549)	(34)
Loss from operations	(22,473)	(93,658)	71,185	(76)
OTHER INCOME / (LOSS), NET
Interest and other income/(loss)	2,400	(3,067)	5,467	(178)
LOSS BEFORE INCOME TAXES	(20,073)	(96,725)	76,652	(79)
Provision for income taxes	366	—	366	100
NET LOSS	$(20,439)	$(96,725)	$76,286	(79)%

Revenues

We recorded $61.0 million and $32.8 million in product revenue, net for the nine months ended September 30, 2023 and 2022, respectively. The $28.2 million increase was primarily driven by an increase in new US patients and an incremental benefit from expanding into international markets as discussed further in NOTE 4— PRODUCT REVENUE, NET. The geographic breakout for the product revenue, net between in the United States and other countries for the nine months ended September 30, 2023 was $48.8 million and $12.2 million, respectively. The geographic breakout for the product revenue, net between the United States and other countries for the nine months ended September 30, 2022 was $30.9 million and $1.9 million, respectively. Our product revenue, net from other countries for the nine months ended September 30, 2023, included $3.5 million of product revenue and related royalties for the commercial launch initial inventory stocking order from our distribution partner, SciClone, which launched commercial sales in China during the nine months ended September 30, 2023. We do not anticipate recurring product revenue, net from SciClone at this level each quarter. Our revenue from other countries for the nine months ended September 30, 2023, also included $5.6 million of product revenue, net from the Company’s distribution partner, WEP. We recognized royalty revenue from our distribution partners of $3.8 million and $1.4 million in the nine months ended September 30, 2023 and 2022, respectively.

In addition, we recorded $0.5 million and $1.0 million in license revenue for the nine months ended September 30, 2023, and 2022, respectively. The license revenue for the nine months ended September 30, 2023, was recognized upon September 2023 achievement of marketing authorization for DANYELZA in Mexico under the terms of the non-refundable license milestone within our sublicense agreement with Adium. The license revenue of $1.0 million for the nine months ended September 30, 2022 was recognized upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with the non-refundable license milestone under our sublicense with Adium, and we received this $1.0 million payment in the second quarter of 2022.

Cost of Goods Sold

Cost of goods sold was $9.3 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cost of goods sold was primarily driven by increased product revenue and an inventory charge of $0.8 million in the nine months ended September 30, 2023, partially offset by a $1.2 million charge related to a batch that did not meet our quality specifications recognized in the nine months ended September 30, 2022. Excluding the above two inventory charges, our gross margin decreased in the nine months ended September 30, 2023, compared to 2022, as a result of increased revenues from geographic areas outside of the United States, which were at a lower gross margin. Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, third-party royalties for approved products, and indirect overhead costs.

License Royalties

We incurred license royalty expenses of $0.1 million during the nine months ended September 30, 2023 related to licensing revenues recognized upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium, which are included in Licensing Revenue on the Consolidated Statements of Net Loss and Comprehensive Loss. We incurred license royalty expense of $0.1 million during the nine months ended September 30, 2022, related to the license revenue recognized upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with the non-refundable license milestone under our sublicense with Adium.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Outsourced manufacturing	$9,529	$27,433	$(17,904)	(65)%
Clinical trials	4,614	7,741	(3,127)	(40)
Outsourced research and supplies	825	7,585	(6,760)	(89)
Milestones and license acquisition costs	4,125	—	4,125	100
Personnel costs	10,903	14,207	(3,304)	(23)
Professional and consulting fees	1,003	2,351	(1,348)	(57)
Stock-based compensation	5,034	5,797	(763)	(13)
Other	4,798	6,671	(1,873)	(28)
	$40,831	$71,785	$(30,954)	(43)%

Research and development expenses were $40.8 million for the nine months ended September 30, 2023, as compared to $71.8 million for the nine months ended September 30, 2022. The $31.0 million decrease was primarily due to the decrease in spending on deprioritized programs, which resulted in a $17.9 million decrease in outsourced manufacturing, a $6.8 million decrease in outsourced research and supplies, a $3.1 million decrease in clinical trials, and decreased personnel related costs, inclusive of stock-based compensation, of $4.1 million, partially offset by a $4.1 million increase in milestones and license acquisition costs related to our SADA License Agreement, as we determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress in the third quarter of 2023. Please refer to NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on our SADA License Agreement. Outsourced manufacturing decreased by $17.9 million primarily related to a $5.2 million decrease in SADA production in the nine months ended September 30, 2023, compared to the corresponding period in 2022, a $4.7 million charge for naxitamab inventory vials that were designated for clinical use during the nine months ended September 30, 2022 and a $3.4 million decrease in omburtamab production in the nine months ended September 30, 2023, compared to the corresponding period in 2022.

Personnel related costs, inclusive of stock-based compensation, decreased to $15.9 million in the nine months ended September 30, 2023, a $4.1 million decrease compared to the corresponding period in 2022, due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

Selling, General, and Administrative

SG&A expenses were $33.7 million for the nine months ended September 30, 2023, as compared to $50.1 million for the nine months ended September 30, 2022. The $16.4 million decrease in SG&A expenses was primarily attributable to an $10.9 million charge for severance and share-based compensation expense in the nine months ended September 30, 2022, related to our former Chief Executive Officer as discussed further in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS, and, to a lesser extent, a $2.9 million decrease in commercial expense, primarily due to costs incurred in 2022 for the preparation of a potential omburtamab launch, and a $1.6 million decrease in insurance costs, partially offset by a $1.6 million increase in legal expense.

Interest and Other Income / (Loss)

Interest and other income/(loss) resulted in income of $2.4 million for the nine months ended September 30, 2023, as compared to, a loss of $3.1 million for the nine months ended September 30, 2022. Our interest and other income/(loss) experienced a favorable increase of $5.5 million which was primarily due to a $2.6 million decrease in foreign currency transaction losses and a $2.3 million increase from our money market fund investment income.

Provision for Income Taxes

Provision for income taxes was $0.4 million for the nine months ended September 30, 2023. We did not record any provision for income taxes for the nine months ended September 30, 2022. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions.

Liquidity and Capital Resources

Overview

Each year we have experienced a significant use of cash to fund our net operating losses since inception and expect to continue to fund net operating losses. We expect our use of cash to fund our net operating losses to decrease as a result of our restructuring plan approved and announced in January 2023 and as sales of DANYELZA increase overtime. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations through September 30, 2023, primarily through gross proceeds from the aggregate sales of our common stock of $493.8 million in the years 2015 through 2021, as well as additional funding from the proceeds from the sales of DANYELZA and from proceeds from the sale of the DANYELZA PRV. As of September 30, 2023, we had cash and cash equivalents of $86.6 million. As a result of the expected decrease in forecasted operating expenses, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, will support operations into 2027. This estimate is based on our current business plan, including our restructuring, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligation and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources see the section entitled “Contractual Obligations and Commitments” in Part II. Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage

	(in thousands)		(in thousands)
Net cash used in operating activities	$(19,196)	$(67,260)	$48,064	(71)%
Net cash provided by investing activities	—	—	—	NA
Net cash provided by financing activities	—	84	(84)	(100)
Effect of exchange rates on cash and cash equivalents	5	138	(133)	(96)
Net decrease in cash and cash equivalents	$(19,191)	$(67,038)	$47,847	(71)%

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $67.3 million for the nine months ended September 30, 2022. The $48.1 million decrease in cash used in operating activities during the nine months ended September 30, 2023, compared to the corresponding period in 2022, was primarily due to a $61.5 million improvement in our net loss, net of non-cash adjustments, which was partially offset by an increase in cash used for working capital of $13.4 million during the nine months ended September 30, 2023, compared to the corresponding period in 2022. The $13.4 million increase in cash used for working capital was driven by lower accounts payable of $6.4 million due to the impact of deprioritized programs, higher accounts receivable from increased sales activity of $4.8 million for the nine months ended September 30, 2023, and lower accrued liabilities and other of $1.0 million, as compared to the nine months ended September 30, 2022.

Net Cash Provided by Investing Activities

We did not generate or use cash for investing activities during the nine months ended September 30, 2023 and 2022.

Net Cash Provided by Financing Activities

We did not generate or use cash for financing activities during the nine months ended September 30, 2023. Net cash provided by financing activities was $84,000 for the nine months ended September 30, 2022, which was proceeds from exercised stock options.

Funding Requirements

We plan to advance the development of our pipeline programs, initiate new research and pre-clinical development efforts and seek marketing approval for any additional product candidates and indications that we successfully develop. If we obtain approval for any additional product candidates and indications, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or future commercialization efforts.

As a result of the realized decrease in operating expenses after the restructuring program we announced in January 2023, we estimate that our cash and cash equivalents of $86.6 million as of September 30, 2023, when combined with anticipated DANYELZA revenues, will support operations as currently planned into 2027. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from new equity or debt financings, collaborations, licensing arrangements, or other sources. As a result of the reduction in workforce and revised business plan, we incurred restructuring expenses of $4.5 million, consisting predominantly of cash related to notice and severance payments of $2.8 million, which were paid as of September 30, 2023, and acceleration of stock-based compensation of $1.7 million. The restructuring expenses were recognized in the first quarter of 2023.

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

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax/Y-mAbs Sublicense. We have entered sublicenses with SciClone and Takeda in 2020, and Adium in 2021 as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021, together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. The action is currently stayed through November 30, 2023. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of its current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On April 4, 2023, the Court appointed a lead plaintiff for the putative class. On July 11, 2023, the defendants filed a motion to dismiss the amended complaint. On August 29, 2023, the plaintiff filed his opposition to the motion to dismiss. On September 29, 2023 the defendants filed their reply in support of the motion to dismiss. The Company believes that these claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of September 30, 2023 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On June 22, 2023, the defendants filed a motion to dismiss the amended complaint. On August 11, 2023, the plaintiff filed his opposition to the motion to dismiss. On September 8, 2023 the defendants filed their reply brief in support of the motion to dismiss. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of September 30, 2023 as the Company does not consider a loss on the claim to be probable.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of September 30, 2023, our accumulated deficit was approximately $456.5 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the PRV granted to us upon FDA approval of DANYELZA.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only approved product for sale is DANYELZA, which received FDA accelerated approval on November 25, 2020. We began limited sales and shipments of DANYELZA in February 2021 and the revenue generated from product sales does not fully fund our operating expenses. We do not anticipate generating revenue that will fully fund our operating expenses for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	the successful commercialization of DANYELZA and our product candidates for which we may obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining regulatory approvals, marketing authorizations and coverage and reimbursements from payors for DANYELZA and other product candidates for which we complete clinical studies;
●	developing and maintaining a sustainable and scalable manufacturing process for DANYELZA and our other product candidates, including establishing and maintaining commercially viable supply relationships with third parties including Patheon/Thermo Fisher and EMD/Merck or establishing our own manufacturing capabilities and infrastructure;
●	obtaining market acceptance of DANYELZA and our other product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, distribution or other arrangements into which we may enter;

●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

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

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our technology roadmap, and results of operations or financial condition. We incurred restructuring expenses of $4.5 million, consisting predominantly of cash related notice and severance payments of $2.8 million and acceleration of stock-based compensation of $1.7 million in the first half of 2023.

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

In addition, we have committed to acquire certain personnel and laboratory services at MSK under a Master Data Services Agreement, or MDSA, and two separate Core Facility Service Agreements, or CFSAs. We have also entered into an Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK under which we are providing drug product and funding for certain clinical trials at MSK under separate executed appendices. Additionally, we have entered into a Sponsored Research Agreement, or the SRA, with MSK pursuant to which we paid MSK to conduct certain research projects over a period of five years related to the intellectual property licensed under the MSK License. The SRA was amended on September 13, 2019, and will expire five years from the date of the amendment. We also remain responsible for any potential downstream payment obligations to MSK related to the GD2-GD3 Vaccine. This includes our obligation to make development and regulatory milestone payments, if achieved, totaling $1.4 million, annual minimum royalties of $10,000, increasing to $25,000 from approval of the first new drug application, or NDA, or BLA for a licensed product over the royalty term, and mid-single digit royalty payments to MSK on sales.

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

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, health crises such as the COVID-19 pandemic, the military conflict between Ukraine and Russia, the state of war between Israel and Hamas and the threat of a greater regional conflict, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications may also be difficult to assess via current imaging technology and other testing methods, which may lead to in conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. As was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of or product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin’s potential activity against adult cancerous tumors, its efforts to develop a humanized version of Unituxin and plans to develop Unituxin within R/R NB, DANYELZA faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in Europe and was approved by the EMA to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati in March 2022. In addition, Renaissance Pharma Ltd in the United Kingdom has announced a development program focused on Hu14.18, a humanized anti-GD2 monoclonal antibody, licensed from St. Jude Children’s Research Hospital for the treatment of newly diagnosed high-risk neuroblastoma in August 2023. US WorldMeds has submitted a New Drug Application, or NDA, in late 2022, and is seeking FDA approval of eflornithine hydrochloride, or DFMO, to reduce the risk of relapse in pediatric patients with high-risk neuroblastoma who have completed multiagent, multimodality therapy.

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

Our current target patient populations are small as we have so far focused our clinical development efforts on rare pediatric cancers. By way of example, only approximately 800 children are diagnosed with NB in the United States each year. Even if we obtain significant market share for DANYELZA, or our other product candidates, if approved, because the initial target populations we are seeking to treat are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of DANYELZA or our product candidates, if approved, for front-line and third-line therapy.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Our only approved product DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021. Further, DANYELZA was only approved by the Israeli Ministry of Health in Israel, in August 2022, by the NMPA in China in December 2022, by Anvisa in Brazil in April 2023, and by COFEPRIS in Mexico in September 2023. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully obtain marketing approval for omburtamab or advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, which has been approved by the FDA for the US market, the Israeli Ministry of Health in Israel for Israel and NMPA in China for China, Anvisa in Brazil and COFEPRIS in Mexico, no assurance can be given that it will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

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

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. For example, we have had to scrap batches of DANYELZA due to our third-party manufacturer’s discontinuation of the batch manufacture. As a result, during the nine months ended September 30, 2023 and 2022, the Company recorded charges to write-off inventory of $831,000 and $1,170,000, respectively. We do not currently have arrangements in place for redundant supply of DANYELZA or other product candidates, and we currently use only a single third-party manufacturer for fill-and-finish services for DANYELZA and other product candidates. If any of our current CMOs cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. The ongoing and rapidly evolving conflict between Israel and Hamas may have a material adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. Finally, in December 2022, we entered into a distribution agreement with WEP Clinical Ltd. in connection with an early access program for DANYELZA in Europe. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public-health emergencies;

●	impact of the Russian invasion of Ukraine;
●	impact of the state of war between Israel and Hamas; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product may be entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The corresponding exclusivity period is 10 years in Europe, and can be reduced to six years if a drug no longer meets the criteria for ODD or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In some international markets, the government controls the pricing, which can affect the profitability of drugs.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous, radioactive and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2024 through 2039, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2042, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

Risks related to employee matters and managing growth

We depend heavily on our executive officers. Our future success depends on our ability to retain our senior management and other key executives and to attract, retain and motivate qualified personnel. The loss of their services could materially harm our business. It is important to our success that our new Chief Executive Officer Rossi, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles.

We are highly dependent on the members of our executive management as well as the other principal members of our management and scientific teams. Our agreements with any of them do not prevent them from terminating their employment with us at any time.

In April 2022 we announced the departure of our then Chief Executive Officer and in October 2023, we announced additional management transitions, including the appointment of a new Chief Executive Officer and transition of our Interim Chief Executive Officer to Chief Business Officer. We cannot assure you that any management change will not have an adverse impact on our business operations. The loss of the services of members of our executive management team and the failure to find appropriate replacements in a timely fashion could impede the achievement of our research, development and commercialization objectives.

Our Chief Executive Officer, Michael Rossi, joined us in November 2023. It is important to our success that Mr. Rossi, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected.

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

As of September 30, 2023, our executive officers, directors and our stockholders, who own more than 5% of our outstanding common stock in the aggregate beneficially own shares representing approximately 21.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,621,618 shares of common stock outstanding as of November 6, 2023. Of these shares of our common stock, 6,900,000 shares sold in our initial public offering in 2018, 5,134,750 shares sold in our public offering in 2019 and 2,804,878 shares sold in our public offering in February 2021 are freely tradable, without restriction, in the public market. In addition, we have issued stock options and other equity awards under our equity compensation plans. The shares underlying these awards are registered on a registration statement on Form S-8. As a result, upon vesting, these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

As of November 6, 2023, holders of 2,005,347 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also registered 14,278,887 shares of our common stock that we may issue under our equity compensation plans as of November 6, 2023, and we plan to increase that number further.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.70 per share and as high as $55.22 per share through November 6, 2023. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully launch and commercialize DANYELZA and any other product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our products and product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our products, product candidates or development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions and investor sentiment in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, such as an increased rate of inflation, increased cost of goods, supply-chain disruptions and uncertain global financial markets, and geopolitical events, such as the conflict between Ukraine and Russia and related sanctions and the state of war between Israel and Hamas and the threat of a larger regional conflict; and
●	the other factors described in this “Risk Factors” section.

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

We, our Chief Business Officer and Vice Chairman Mr. Thomas Gad, our former Chief Executive Officer, Dr. Claus Juan Møller San Pedro and our Chief Medical Officer Dr. Vignesh Rajah, have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention, and we have also been named in other lawsuits. Any of these lawsuits could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and our Chief Business Officer and Vice Chairman Mr. Thomas Gad, our former Chief Executive Officer Dr. Claus Juan Møller San Pedro and our Chief Medical Officer Dr. Vignesh Rajah, have been named as defendants in a class-action lawsuit that alleges that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Further, as also described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” on February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action. These complaints seek, among other things, unspecified damages, and reasonable costs and expenses, including attorneys’ fees.

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

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by pandemics or similar health crises, macroeconomic conditions and by geopolitical events, including the global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia, and the state of war between Israel and Hamas.

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

In addition, on October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas. It is currently not possible to predict the duration or severity of the ongoing conflict, whether it will develop into a wider regional conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing and may have a material adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel pursuant to the Takeda Licensing Agreement as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement.

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

We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG, Adium, and WEP Clinical Ltd. Takeda Israel obtained regulatory approval for DANYELZA in Israel in August 2022 and we obtained regulatory approval for DANYELZA in China in December 2022. In May 2023, we obtained regulatory approval for DANYELZA in Brazil and in September 2023, Adium obtained regulatory approval for DANYELZA in Mexico. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions and the state of war between Hamas and Israel and a potential larger regional conflict, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or COVID-19, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our other product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

10.1*	Amendment, dated August 16, 2023, to Lease Agreement dated January 10, 2018, by and between the Registrant and RXR HB Owner LLC

10.2†

Employment Agreement, entered into on October 17, 2023, between Michael Rossi and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on October 18, 2023)

10.3†

Employee Confidential Information and Inventions Assignment Agreement, dated October 17, 2023, between Michael Rossi and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on October 18, 2023

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

Y-MABS THERAPEUTICS, INC.

Dated: November 13, 2023	By:	/s/ Michael Rossi
Name: Michael Rossi
Title: President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: EVP, Chief Financial Officer (Principal Financial Officer)