Form 10-K
period 2023-12-31
Y-mAbs Therapeutics, Inc.
filed 2024-02-29
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38650

Y-mAbs Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4619612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Suite 3350 New York, NY	10169
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (646)-885-8505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value	YMAB	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

As of June 30, 2023 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the Nasdaq Global Select Market on such date, was approximately $246 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of February 22, 2024 was 43,777,105.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2024 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

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

Unless expressly indicated or the context requires otherwise, the terms "Y-mAbs," "company," "we," "us," and "our" in this document refer to Y-mAbs Therapeutics, Inc., a Delaware corporation, and, where appropriate, the Company’s subsidiary.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects.

These risks are discussed more fully below under “Risk Factors” and include, but are not limited to, the following:

●	We may not be able to successfully implement our business model, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop, obtain regulatory approval of and commercialize our other product candidates;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidates for which we may receive marketing approval may not be realized;
●	Our expectations with respect to the commercial value of any of our product candidates, including antibody constructs based on Self-Assembly DisAssembly Pretargeted Radioimmunotherapy, or SADA PRIT, technology platform, may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, expanding the indications for, and selling DANYELZA and any current or future product candidates for which we may receive marketing approval. This includes our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	The SADA PRIT technology that we use has not been approved for commercial use by the FDA or any other regulatory authority and our clinical effort may not result in approval or marketable products;
●	The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities, and if an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our product candidates, such event could adversely affect other clinical trials of our product candidates;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	Our expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;

●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	Any collaboration agreement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products or to enter new therapeutic areas;
●	We currently depend on third parties for a portion of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves. If the third parties fail to comply with regulations, our financial results and financial condition could be adversely affected;
●	We are dependent on our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our ability to maintain our exclusive rights under the 2015 MSK License Agreement (as amended), or MSK License, and the 2020 SADA License Agreement, or SADA License Agreement as well as our relationship with MSK as a user of DANYELZA and any future products;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates, and evaluate future product candidates, programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Our expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by health crises, macroeconomic conditions, such as inflation and high interest rates, uncertain global financial markets, supply-chain disruptions, and by geopolitical events, including the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia; as well as the state of war between Israel and Hamas and the related risk of a larger conflict;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find a suitable replacement for the complex and difficult manufactures of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner;
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products;
●	Any litigation to which we are a party could result in substantial damages or other adverse consequences to our business and may divert management’s time and attention from our business. Any litigation that is successful against us may result in the incurrence of substantial liability if our insurance is inadequate.

PART I

ITEM 1.	BUSINESS.

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel radioimmunotherapy and antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary radioimmunotherapy and antibody platforms and expertise to develop a broad portfolio of innovative medicines.

Our approved drug DANYELZA (naxitamab gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe.

DANYELZA has been evaluated in a Phase 2 clinical study in front-line NB, a pilot study of chemoimmunotherapy for high-risk NB, and is currently being evaluated in a pivotal-stage multicenter trial (Study 201), which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA, as well as a Phase 2 clinical study in second-line relapsed osteosarcoma patients.

We are using our proprietary Self-Assembly DisAssembly Pretargeted Radioimmunotherapy, or SADA PRIT, technology platform, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a two-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct. The first patient was dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter clinical trial for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. We currently have six active treatment sites and are continuing to add additional sites. We are pleased with our observations so far and in particular that patients dosed with the GD2-SADA protein have not experienced treatment related pain, dose limiting toxicities, related severe adverse events or serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the GD2-SADA molecules. As of the date hereof, we are treating patients in cohort 4 at 3mg/kg. The initial blood PK profile of the construct in patients appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and we believe are supportive of the current dose interval of two to five days.

The Investigational New Drug application, or IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared by the U.S. FDA in October 2023, and we expect to dose the first patient in 2024. We believe the SADA PRIT technology platform could potentially improve the efficacy of immunological therapeutics (e.g., naked monoclonal antibodies), in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT technology platform. In addition to deprioritizing the omburtamab program (described below) for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our then workforce.

As summarized in the overview below, we are advancing development of a focused clinical pipeline of novel radioimmunotherapy and antibody-based therapeutic candidates aimed at improving the lives of patients afflicted with a variety of cancers:

(1)

DANYELZA received accelerated approval from the FDA in November 2020. Pivotal registration studies supporting the BLA submission, comprised of Study 12-230 measuring pharmacokinetic, toxicity and efficacy and an additional pivotal multicenter Phase 2 study, Study 201, designed to prove comparability between study sites using a current good manufacturing practices, or cGMP, commercial manufacturer. Study 201 has also been designed to satisfy the confirmatory study and post-marketing requirements by the FDA.

(2)	Initial study represents pediatric and young adult patients with ages ranging from 1 to 40 years.

Our mission is to become the global leader in developing better and safer radioimmunotherapy and antibody based oncology therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our pipeline of therapeutic candidates into certain adult cancer indications either independently or in collaboration with potential partners.

DANYELZA

DANYELZA, our first FDA approved product is a recombinant humanized immunoglobulin G, subtype 1k, or IgG1κ, monoclonal antibody, or mAb, that targets ganglioside GD2, which is highly expressed in various neuroectoderm derived tumors and sarcomas. DANYELZA received accelerated approval by the FDA in November 2020 for the treatment, in combination with GM CSF, of pediatric patients 1 year of age and older and adult patients with R/R high-risk NB in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021. Sales of DANYELZA for the years ended December 31, 2023 and 2022 were $84.3 million and $49.3 million, respectively. In 2023 SciClone Pharmaceuticals International Ltd., or SciClone, launched DANYELZA for the treatment of patients with R/R high-risk NB in China, and Takeda Israel, or Takeda, launched DANYELZA in Israel. In addition, we received regulatory approval for DANYELZA in Brazil and in Mexico during 2023.

The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the Biologics License Application, or BLA, to full approval and prevent withdrawal of the license by the FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which is designed to enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow-up. We anticipate completing the study no later than by March 31, 2027.

In addition, DANYELZA is currently being studied in several ongoing clinical trials, including a pivotal-stage multicenter trial (Study 201), which is also designed to satisfy the confirmatory study and post marketing requirements by the FDA, and a Phase 2 clinical trial (Study 15-096) for relapsed osteosarcoma. DANYELZA was also studied in a Phase 2 clinical trial (Study 16-1643) in front line NB and a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB. In addition, investigator sponsored studies, or ISS, are ongoing with Beat Childhood Cancer Research Consortium, or BCC, which is conducting a Phase 2 multi-center trial evaluating naxitamab in combination with standard induction therapy in patients with newly diagnosed high-risk NB, and we are planning to initiate an ISS Phase 1b/2 trial investigating TGFβ NKs, gemcitabile and naxitamab in patients with metastatic breast cancer at the Ohio State University in the first half year of 2024.

We believe DANYELZA has multiple potential advantages over other GD2 targeting antibody-based therapies. In particular, its toxicity profile allows for doses two and a half times greater than existing GD2 targeting antibody based therapies. Unlike currently approved GD2 targeting therapies for NB, which require 10 to 20 hours of infusion and hospitalization for several days, DANYELZA is administered in approximately 30 to 60 minutes in an outpatient setting. We believe this significantly shorter administration time is an important advantage considering the overall pain associated with treatment.

Other than DANYELZA, there are no FDA approved therapies for primary refractory or second line pediatric NB patients. DANYELZA has also received orphan drug designation, or ODD, and rare pediatric disease designation, or RPDD, from the FDA for the treatment of NB. In addition, DANYELZA has received breakthrough therapy designation, or BTD, in combination with GM CSF, for the treatment of high risk NB refractory to initial therapy or with incomplete response to salvage therapy in patients greater than 12 months of age with persistent, refractory disease limited to bone marrow with or without evidence of concurrent bone involvement. In 2018, the European Commission granted orphan medicinal product designation for naxitamab for the treatment of NB, and in 2023, European Medicine Agency, or EMA agreed to the Company’s proposed Pediatric Investigation Plan, or PIP, for naxitamab.

While our current clinical efforts for DANYELZA are focused on rare pediatric cancers, we believe that we can potentially expand its application to the treatment of adults with cancers that express GD2. We estimate that there were more than 200,000 new adult patients diagnosed with GD2 positive cancers in the United States in 2023.

SADA PRIT Technology Platform

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA PRIT Technology, as well as a number of SADA PRIT constructs developed by MSK.

We are using the potential first-in-class SADA PRIT technology to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patient dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcomas, and malignant melanoma. In addition, the IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared by the FDA in October 2023, and we expect to dose the first patient in 2024.

In addition to GD2-SADA and CD38-SADA, we have two additional SADA PRIT programs in pre-clinical development: B7H3-SADA and HER2-SADA. We expect to file INDs for these two programs in 2025.

We believe the SADA PRIT technology could potentially improve the safety and efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

Omburtamab

Omburtamab is a murine monoclonal antibody that targets B7-H3, an immune checkpoint molecule that is widely expressed in tumor cells of several cancer types, including pediatric central nervous system, or CNS, and leptomeningeal metastases, or LM from NB. 131I-omburtamab, which is omburtamab radiolabeled with Iodine-131, has been studied in several clinical trials including development Study 101 and Study 03-133 for the treatment of pediatric patients who have CNS/LM from NB. We submitted a BLA to the FDA for radiolabeled 131I omburtamab for central nervous system, or CNS, leptomeningeal metastases, or LM, from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. Among other things, the FDA requested that detailed validation data be included in the CMC Module, that clinical study data and external control data be reanalyzed using a propensity score adjusted analysis for important baseline characteristics, such as prior receipt of irradiation, and that further supportive evidence in the form of direct anti-tumor effect be included in the Clinical Module. We held a number of Type B meetings with the agency, including a pre-BLA meeting in January 2022, before we resubmitted the BLA for omburtamab in March 2022. In October 2022 we met with the U.S. Food and Drug Administration, or FDA, and the ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In November 2022, we received a CRL for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and have received an 18-month extension of the BLA, which expires on May 30, 2025. We can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

As part of our restructuring plan executed in 2023, we also deprioritized 124I-omburtamab, which is omburtamab radiolabeled with Iodine-124, that was being studied for the treatment of Diffuse Intrinsic Pontine Glioma, or DIPG, and 131I-omburtamab that was being studied for the treatment of Desmoplastic Small Round Cell Tumors, or DSRCT.

In addition, our Phase 1 multicenter study for 177Lu-omburtamab-DTPA, for the treatment of medulloblastoma, and our Phase 1 multicenter study with 177Lu-omburtamab-DTPA targeting B7-H3 positive CNS/LM tumors in adults were deprioritized in 2022.

Overview of Active INDs

The table below sets forth our product candidates, date of the initial submission of the IND to the FDA, as well as the current sponsor, the subject matter and the current status of each such IND.

	Date of	Current	Subject Matter
Product Candidate	Initial Submission	Sponsor	of IND	Current Status
DANYELZA	June 14, 2011	MSK	NB and other GD2-positive tumors	Clinical trials completed

DANYELZA	September 5, 2017	Y‑mAbs	Pediatric NB	Clinical trials ongoing

GD2-SADA	December 30, 2021	Y-mAbs	GD2-positive tumors solid	Clinical trial ongoing

CD38-SADA	September 15, 2023	Y-mAbs	Non-Hodgkin’s lymphoma (NHL)	Planning clinical trial in 2024

Omburtamab* (131I‑omburtamab and 124I‑omburtamab)	September 22, 2000	Y‑mAbs (MSK original sponsor)	CNS/LM from NB, DSRCT, DIPG and other B7‑H3 positive tumors	Clinical trials completed for CNS/LM NB, DSRCT and DIPG. Deprioritized

GD2-GD3 Vaccine*	July 29, 2008	MSK	Pediatric NB	Clinical trial ongoing at MSK. Deprioritized

*

In November 2022, we received a CRL for the BLA. We are currently considering the future for the omburtamab development program. We can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval. In addition, we have deprioritized the GD2-GD3 Vaccine program as part of our 2023 restructuring.

MSK License Agreements

We have exclusive rights to MSK’s rights in all of our current product candidates under our 2015 license agreement, or the MSK License, with MSK. The MSK License also provides us with non-exclusive access to technology that involves the creation of a novel human protein tag that can potentially dimerize, or link together, bispecific T-cell engagers, or BiTEs, which we refer to as the MULTI-TAG technology. We believe that our strong relationship with MSK, one of the world’s leading cancer treatment centers, and our access to certain of MSK’s technologies and substantial research capabilities affords us several competitive advantages. In addition, under a separate SADA License Agreement with MSK and MIT we have exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA PRIT technology.

Material Funding Activities

Since our inception in April 2015, we have raised approximately $488.8 million through private placements of our securities, our initial public offering in September 2018 and our public offerings in November 2019 and February 2021. As of December 31, 2023, we had cash and cash equivalents of $78.6 million.

Our Strategy

Our mission is to become the global leader in developing better and safer radioimmunotherapy and antibody-based cancer therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our product pipeline into certain adult cancer indications either independently or in collaboration with potential partners.

Key elements of our strategy to achieve this goal are:

●	Independently commercialize DANYELZA in indications and territories where we believe we can maximize value. On November 25, 2020, DANYELZA received accelerated approval by the FDA following an expedited regulatory pathway and priority review under the BTD granted in 2018. We initiated commercialization of DANYELZA in the United States following the FDA approval. We commercialize DANYELZA independently focusing on already-identified key treatment centers, as well as educating doctors, patients and payors about DANYELZA and its current and future indication to drive acceptance and uptake. We believe that we will need to engage a small number of physician specialists for training regarding the appropriate administration and use of DANYELZA. The sales call points for DANYELZA in the United States are highly concentrated and generally addressable by a small commercial organization, which we believe allow us to cost-effectively maintain our own commercial capability. Finally, we have already, and we intend to further form in the future commercial and development collaborations for indications and in territories that are we believe may be better served by the resources of local specialists or larger biopharmaceutical companies.
●	Expand the indications and target patient populations for our existing product candidates. Our goal is to maximize the potential of our existing product candidates in areas where there is a significant unmet medical need by exploring additional indications, as well as expanding the target population within existing indications. For example, we are developing DANYELZA for the potential treatment of front-line and third-line NB and relapsed osteosarcoma and we intend to discuss our BLA strategy in these indications with the FDA. We believe that we may qualify for a supplemental BLA, or sBLA, in each of these indications assuming positive pivotal data.
●	Advance our novel SADA PRIT Technology platform focusing on targets that we believe may offer potential substantial benefits over existing therapies. We are also advancing a series of SADA PRIT constructs that we believe have the potential to allow for easy adaptation to different tumor targets and a variety of payloads. Our first two clinical trials are the GD2-SADA construct for the treatment of GD2-positive solid tumors and CD38-SADA for non-Hodgkin’s Lymphoma. In addition, we have two additional programs SADA PRIT programs in pre-clinical development: B7H3-SADA and HER2-SADA.
●	Leverage our relationships with leading academic and clinical institutions to develop additional product candidates. We intend to continue to partner with leading centers, such as MSK, for cancer treatments worldwide in various jurisdictions, to identify and develop additional product candidates. We believe that our relationship with MSK, our access to several of their technologies and MSK’s significant expertise in pediatric cancer care provides us with significant competitive advantages. For example, our Investigator-Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK provides us with ready access to patients for clinical trial enrollment, which is a significant advantage in rare disease drug development where patients are often hard to locate and recruit. Our Sponsored Research Agreement, or the SRA, with MSK, pursuant to which we agreed to provide research funding to MSK, grants us a first option to negotiate an exclusive license to MSK’s rights in any new joint inventions discovered under the SRA. We plan to leverage our strong relationship with institutions such as MSK and their expertise and research capabilities to augment our own capabilities in order to identify new product candidates for the treatment of cancers where there is a significant unmet medical need and no effective therapy currently available.

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

Cancer is a major public health problem in the United States and worldwide. The National Cancer Institute, or NCI, estimated that approximately 40% of all men and women in the United States will be diagnosed with some form of cancer during their lifetime (based on 2017-2019 data). According to the U.S. Centers for Disease Control, or CDC, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, the American Cancer Society, or ACS, estimates that an estimated 2.0 million new cancer cases will be diagnosed in the United States and over 600,000 people will have died from cancer in 2023 (Cancer statistics, 2023 - Siegel - 2023 - CA: A Cancer Journal for Clinicians - Wiley Online Library). Thus, there remains a significant need for novel and improved treatment options for cancer patients.

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

Our Product and Product Candidates

We have one FDA-approved product and a product pipeline including product candidates primarily targeting clinically validated tumors that express GD2 and CD38, respectively.

On November 25, 2020, DANYELZA, was approved by the FDA, in combination with granulocyte-macrophage Colony-Stimulating factor, or GM-CSF, for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We began to commercialize DANYELZA in the United States upon receipt of FDA approval in November 2020. DANYELZA is also in mid-stage clinical development for additional cancers.

We are using our proprietary SADA PRIT Technology platform, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach. GD2-SADA for potential use in GD2-positive solid tumors is our first SADA construct. We obtained clearance of our IND for GD2-SADA in July 2022. The first patient was treated with GD2-SADA in March 2023. We announced our first hematological target CD38-SADA in December 2022, and submitted an IND for this construct in September 2023. The IND was cleared in October 2023 and we expect the first patient to be treated in 2024. In addition, we have two additional programs SADA PRIT programs in pre-clinical development: B7H3-SADA and HER2-SADA. We expect INDs for these two programs will be filed in 2025. We believe the SADA PRIT technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful response to radiolabeled agents.

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

As of December 31, 2023, DANYELZA has been administered to more than 1,319 patients in clinical trials, including patients treated under our expanded access and compassionate use programs. Sales of DANYELZA for the year ended December 31, 2023 were $84.3 million.

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

In pediatric R/R high-risk NB, we believe that DANYELZA has multiple potential advantages over other GD2-targeting antibody-based therapies. In particular, the modest toxicity it exhibits allows for doses 2.5 times greater than the other GD2-targeting antibody-based therapies. DANYELZA also has a significantly shorter infusion time (approximately 30 to 60 minutes compared to 10 to 20 hours for other GD2-targeting antibody-based therapies being used in front-line therapy), which we believe is an important factor given that DANYELZA is administered in an outpatient setting.

In addition, DANYELZA has been evaluated in a Phase 2 clinical study (Study 16-1643) in front-line NB, a pilot study (Study 17-251) of chemoimmunotherapy for high-risk NB and is currently being evaluated in a Phase 2 clinical study (Study 15-096) in second-line relapsed osteosarcoma patients. Study 15-096 completed enrollment in December 2023, and assuming positive results of this study, we will be planning an international multicenter randomized pivotal clinical study with DANYELZA compared to Standard of Care in patients with relapsed osteosarcoma with Pulmonary Only Recurrence (Study 205).

Furthermore, DANYELZA is being studied in Study BCC-018, which is a Phase 2 study sponsored by Beat Childhood Cancer Research Consortium investigating Naxitamab added to induction therapy for subjects with newly diagnosed high-risk neuroblastoma. This is an ongoing, multicenter clinical trial to evaluate the efficacy and safety of administering naxitamab in combination with standard induction chemotherapy.

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

We believe there is a large market opportunity for the treatment of solid tumors that express GD2. Based on our own research and our review of published research, we believe GD2 expression occurs in approximately 60-100% of tumor samples from various cancer types, and in substantially all NB and osteosarcoma tumor samples (Cancer Molecular Targets and Therapeutics, Nazha et al., 2022: Disialoganglioside GD2 Expression in Solid Tumors and Role as a Target for Cancer Therapy). We estimate that there were more than 200,000 new patients diagnosed with GD2-

positive cancer in the United States in 2017. While our clinical development efforts for DANYELZA are primarily focused on rare pediatric cancers, we believe we have the potential to expand DANYELZA’s application beyond pediatric cancers to the treatment of adults with cancers that express GD2. For example, we are supporting pre-clinical in-vitro and in-vivo studies evaluating the effect of naxitamab in breast cancer cells. In addition, we are supporting an investigator sponsored Phase 1b/2 study evaluating at the combination of naxitamab, gemcitabine and NK cells in advanced breast cancer patients.

DANYELZA—mechanism of action

Our pre-clinical studies have shown that DANYELZA binds to GD2 molecules on tumor cells with high affinity and a slow off-rate, which indicates DANYELZA’s strong binding ability. In mice that have been transplanted with human NB tissue, DANYELZA demonstrated dose-dependent inhibition of tumor growth and generally increased survival. In vitro studies show that when DANYELZA binds to tumor cells, it induces tumor cell death through antibody dependent cell-mediated cytotoxicity and complement-dependent cytotoxicity. DANYELZA may also inhibit tumor cell migration through its inhibitory effect on GD2 molecules, which are involved in tumor cell adhesion and migration. In vitro studies also show that Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, enhances the activity of DANYELZA in a dose-dependent manner and is therefore generally combined with DANYELZA in our clinical trials.

DANYELZA for the treatment of pediatric relapsed or refractory high-risk neuroblastoma

On November 25, 2020 DANYELZA received accelerated approval by the FDA in the United States for treatment in combination with GM-CSF of high-risk R/R NB. This approval was based primarily on interim data from the Study 201 and Study 12-230. In order to meet certain post-marketing commitments issued by the FDA, Study 201 with DANYELZA is currently still ongoing for pediatric R/R high-risk NB. The FDA has issued a post-marketing commitment to provide data on PFS, supporting the efficacy of the product. As of January 1, 2024 we have enrolled 103 patients and we anticipate completing the study by March 31, 2027. We believe DANYELZA has multiple potential advantages over other GD2-targeting antibodies such as higher doses and administration on an outpatient basis.

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

There are estimated to be approximately 700 children diagnosed with high-risk NB in the United States each year (American Cancer Society, 2021: Key Statistics about Neuroblastoma). We believe the European market is at least one and a half times the size of the U.S. market and that there are approximately 1,050 patients diagnosed with high-risk NB in Europe each year. We believe the current addressable market for DANYELZA consists of approximately 960 new front-line high-risk NB patients each year and 675 primary or second-line eligible R/R NB pediatric patients each year, representing approximately 40% of all pediatric patients diagnosed with NB in the United States and Europe, combined. Moreover, based on the protocol we have developed with MSK, between treatment and maintenance therapy, we believe that typically patients will receive five to ten treatment cycles of DANYELZA, each cycle consisting of three doses.

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

In 2015, the FDA and the European Commission, approved Unituxin® (dinutuximab), a monoclonal GD2-targeting antibody developed by United Therapeutics Corporation, or United Therapeutics, and administered in combination with GM-CSF, interleukin-2, or IL-2, and isotretinoin, also known as 13-cis-retinoic acid, for the treatment of pediatric patients with high-risk NB who achieve at least a partial response, or PR, to prior front-line multiagent, multimodality therapy. The marketing authorization for Unituxin was voluntarily withdrawn by United Therapeutics in the European Union in 2017. In 2017 the European Commission approved Dinutuximab beta Apeiron (also known as dinutuximab beta, ch14.18/CHO, Isqette and currently being commercialized under the name Qarziba® in the European Union), a monoclonal GD2-targeting antibody, for the treatment of high-risk NB in patients aged 1 year and older, who have had some improvement with previous treatments or patients whose NB has not improved with other cancer treatments or has relapsed.

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

The Phase 1 portion of Study 12-230 assessed dose escalation of intravenous, or IV, naxitamab (days one, three, five) in the presence of subcutaneous GM-CSF (days minus four through five). These three doses of naxitamab and 10 days of GM-CSF constituted a single treatment cycle. Patients who completed 4 cycles without PD were eligible to continue treatment for up to 24 months. For the Phase 2 part of the study, patients were eligible to continue treatment for up to 4 cycles after major clinical response was obtained again with a maximum treatment period of 24 months.

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

Study 12-230 is now completed and the data is currently being evaluated and prepared for publication.

Study 201: A Phase 2 Trial of Antibody Naxitamab and Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in High-Risk Neuroblastoma Patients with Primary or Secondary Refractory Osteomedullary Disease

Study 201 is a single-arm multi-center pivotal study using current Good Manufacturing Practices, or cGMP, manufactured naxitamab, which commenced recruitment in the second quarter of 2018 and was the basis for FDA’s accelerated approval of DANYELZA in 2020. We have completed the initial enrollment target of 37 patients and continue recruitment at sites outside the U.S.

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

We initiated Study 201 with the objective of establishing the primary basis for our BLA, aiming to establish comparability of study population with Study 12-230 and to satisfy the post-marketing requirements outlined by the FDA. The FDA granted approval under the accelerated approval regulation. The post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which aims to enroll a minimum of 80 evaluable patients with evaluable disease, with a minimal follow-up of 12 months from the onset of Complete Response/Partial Response, which is equivalent to at least a total 122 patients in Study 201. The study will report ORR, DOR, PFS and OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, and PFS and OS are secondary endpoints in long-term follow-up. As of December 31, 2023, we have enrolled 103 patients, and we anticipate completing the study by March 31, 2027. The interim results from the BLA submission, and as per the label, showed that of the for 22 patients included in the efficacy analysis, an ORR of 45% (95% CI: 24%, 68%) was observed with a Complete Response of 36% and a Partial response of 9%. The response rates were assessed in accordance with International Neuroblastoma Response Criteria, or INRC. Approximately 30% of responders demonstrated a DOR lasting at least 6 months, defined as the time from randomization to disease progression, or death, in patients who achieved completed or partial response. Among 25 patients involved in safety analysis who received DANYELZA in combination with GM-CSF, 12% were exposed for 6 months or longer and none were exposed for greater than one year. Serious adverse reactions were observed in 32% of patients receiving DANYELZA in combination with GM-GSF, including anaphylactic reaction (12%) and pain (8%). Permanent discontinuation of DANYELZA due to an adverse reaction occurred in 12% of patients. The interim results have been submitted for publication.

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

A total of 59 patients have completed enrollment in the study which constituted full accrual. The results have been submitted for publication.

Study 17-251: Pilot Study of Naxitamab, Irinotecan/Temozolomide and Sargramostim (HITS) Chemoimmunotherapy for High-Risk Neuroblastoma

Study 17-251 was a single-arm pilot, Phase 2 study conducted at MSK focusing on high-risk R/R NB patients with soft-tissue disease. Patients received treatment combining naxitamab with irinotecan, temozolomide, and sargramostim, collectively referred to as HITS. A total of 38 patients completed enrollment at MSK. Additionally, 52 patients received treatment on a compassionate use basis at Hospital Sant Joan de Déu Barcelona, and their outcomes were amalgamated. The final patient was treated in the second quarter of 2021.

Responses rates comprised Complete Response rate of 26%, Partial Response rate of 11%, mixed response rate of 9%, and stable disease rate of 27% (American Society of Clinical Oncology 2022 Abstract, Modak et. al). Objective Responses were observed in 64% of cases, with soft tissue uptake in 48% and skeletal MIBG uptake in 66%. Complete Response in bone marrow was evident in 57% of the patents. Response rates were assessed in accordance with INRC. Among patients who had previously been exposed to dinutuximab/immunotherapy, the Objective Response Rate to HITS treatment stood at 42%. Toxicities encompassed myelosuppression and diarrhea, anticipated with immunotherapy, as well as pain and hypertension, expected with naxitamab. Additionally, febrile neutropenia occurred in 4% of the patients. No unexpected toxicities exceeding grade 2 were recorded.

Study BCC-018: A Phase 2 Study sponsored by Beat Childhood Cancer Research Consortium investigating Naxitamab Added to Induction Therapy for Subjects with Newly Diagnosed High-Risk Neuroblastoma

This investigator sponsored study is an ongoing multicenter clinical trial in subjects with newly diagnosed high-risk neuroblastoma to evaluate the efficacy and safety of administering naxitamab in combination with standard induction chemotherapy.

Primary Objectives

●	To evaluate the VGPR(+) rate (VGPR + CR rate) to naxitamab with standard induction therapy for subjects with newly-diagnosed high-risk neuroblastoma according to the 1993 INRC Criteria and compare to relevant historical controls

Secondary Objectives

●	To assess objective response rate (ORR) to naxitamab with standard 5 cycle induction therapy
●	To assess the objective response rate (ORR) to naxitamab after 2 cycles of induction therapy
●	To evaluate event-free survival (EFS), and overall survival (OS)
●	To assess the response rate of naxitamab in combination with salvage chemotherapy in subjects who have a poor response (as defined as PR/MR/SD/NR) after 5 cycles of induction

●	Safety and tolerability of naxitamab with standard induction therapy

In parallel, the BCC consortium is currently planning a transition to a randomized controlled trial comparing patients who receive standard induction therapy, to patients who receive naxitamab in combination with standard induction therapy. A key endpoint will be complete response at the end of induction treatment. The study is aimed to start during the second quarter of 2024.

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

Each year, approximately 1,000 new patients are diagnosed with osteosarcoma in the United States (American Cancer Society, 2021: Key Statistics for Osteosarcoma; MDPI, Rathore et al., 2021: Pathogenesis and Current Treatment of Osteosarcoma: Perspectives for Future Therapies). We estimate that approximately 1,500 patients are diagnosed with osteosarcoma per year in Europe.

DANYELZA for Relapsed Osteosarcoma—Current Treatment Landscape and Associated Limitations

Current treatment options for front-line and relapsed osteosarcoma consist of surgery, chemotherapy, radiotherapy, or a combination of the three. Multimodality treatment is increasingly recognized as an important approach for increasing a patient’s chance of prolonged survival. Approximately 50% to 70% of patients treated with aggressive surgical resection and systemic therapy (combination methotrexate, doxorubicin, and cisplatin chemotherapy) achieve long-term EFS if they have localized disease at diagnosis (MDPI, Rathore et al., 2021: Pathogenesis and Current Treatment of Osteosarcoma: Perspectives for Future Therapies). However, as discussed below, the prognosis for patients with metastatic disease at diagnosis or those with relapsed disease is very poor. Over the past three decades, several attempts at improving the prognosis for these patients have achieved little success. Strategies that incorporated dose-intensification of existing agents or addition of other conventional chemotherapeutic agents as well as biological agents, have not achieved long-term benefit in patients with relapsed osteosarcoma. We believe that at present, there are no novel compounds that have demonstrated activity in relapsed osteosarcoma and few therapeutic options exist for patients with relapsed disease.

The poor prognosis in relapsed osteosarcoma has been confirmed in several reports. A study from the Cooperative Osteosarcoma Study Group reported that while only one of 205 patients with recurrence survived past five years without surgical resection, the five-year OS and EFS rates were 32% and 18% for second recurrence, 26% and 0% for third recurrence, 28% and 13% for fourth recurrence, and 53% and 0% for fifth recurrence, respectively, in which a renewed surgical remission was achieved (PubMed, Bielack et al., 2009: Second and Subsequent Recurrences of Osteosarcoma: Presentation, Treatment, and Outcomes of 249 Consecutive Cooperative Osteosarcoma Study Group Patients) .

DANYELZA for Relapsed Osteosarcoma—Clinical Development Program

Currently, DANYELZA is being evaluated in an ongoing Phase 2 clinical trial (Study 15-096) for the treatment of relapsed osteosarcoma. This Phase 2 clinical trial is designed to assess the efficacy of DANYELZA when combined with GM-CSF in patients with relapsed osteosarcoma who have been rendered surgically free of evident disease. The study commenced in July 2015, and as of December 31, 2023, 46 patients had been enrolled. This trial is designed to distinguish between a 12-month EFS of 30% versus 50%.

Study 15-096: A Phase 2 Study of Monoclonal Antibody Naxitamab with Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in the Treatment of Recurrent Osteosarcoma

Study 15-096 is a Phase 2 clinical trial to assess the efficacy of naxitamab combined with GM-CSF, in patients with recurrent osteosarcoma who have been rendered surgically free of evident disease. This study has completed enrolment of 46 patients as of December 31, 2023, and is currently in the treatment and follow-up period.

Primary Objective

●	To evaluate EFS at 12 months

Secondary Objectives

●	To evaluate time to recurrence, OS and toxicity associated with naxitamab and GM-CSF

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

Study 205: A Global Randomized Pivotal Trial of Naxitamab Compared to Standard of Care in Patients with Pulmonary Only Recurrent Osteosarcoma

Study 205 is a planned international multicenter randomized pivotal clinical study with naxitamab compared to Standard of Care in patients with Pulmonary Only Recurrent Osteosarcoma. We plan to submit an IND for this study after the read-out for Study 15-096, which is expected in the first quarter of 2025.

SADA PRIT Technology Platform

The SADA PRIT technology platform, also referred to as Liquid RadiationTM, represents a two-step pre-targeting radio immuno therapy. The radiation payload is encaged into a carrier molecule (DOTA) which in a non-clinical setting has been demonstrated specifically to bind to the DOTA binding domain of the SADA molecule. Such payload deliveries have been achieved in non-clinical in-vivo settings, where xenograft tumors have been shown to shrink or completely disappear, with less exposure to other tissues. No clearing agent was needed, and no significant toxicity to bone marrow, kidneys or liver tissues has been observed in the non-clinical settings. Based on non-clinical data, we believe that the SADA PRIT technology may allow for rapid clearance of the unbound compound, while maintaining target uptake, and thereby causing optimal tumor to normal tissue ratio. As SADA reflects a humanized protein structure, less immunogenicity is expected. In addition, the SADA PRIT technology appears to be modular, embracing a tumor-binding domain, a DOTA binding domain and a tetramerization domain. Hence, DOTA-modified radioactive payloads combined with different tumor-binding domains seems possible.

We are advancing a series of antibody constructs based on the SADA PRIT technology, with the initial approach using 177Lu-DOTA as the radioactive payload (b-emitter). We have moved GD2-SADA and CD38-SADA into clinical development in Phase I clinical trials in the United States. We believe the SADA PRIT technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

GD2-SADA

Our first SADA PRIT molecule to enter clinical development is GD2-SADA for potential use in GD2 positive solid tumors. The IND for GD2-SADA is open and four clinical sites in the U.S are open for enrollment. As of January 1, 2024, we have treated 9 patients and cleared cohorts 1, 2 and 3. We are currently treating patients in cohort 4.

In the first in human clinical Phase 1 trial (Study 1001), GD2-SADA is administered at various timepoints before administration of 177Lu-DOTA payload. The trial is composed of three serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part addresses optimal, safe levels of the payload delivery. In the third part, repeated exposures are investigated in order to monitor long-term safety signals.

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

Overview of SCLC

GD2 is highly expressed in SCLC. In addition, data for a radio-conjugated anti-GD2 monoclonal antibody (antibody 3F8, with similar scFv as GD2-SADA) demonstrated binding in 10 of 10 patients with SCLC. Lung cancer is the second most common cancer in both men and women, with an estimate of more than 200,000 new cases diagnosed annually in the United States. SCLC accounts for approximately 13% to 15% of all lung cancers. This high-grade neuroendocrine tumor is characterized by rapid growth and early development of metastases to both regional lymph nodes and distant sites, including the central nervous system. SCLC generally has a poor prognosis, and less than 5% of patients with extensive disease survive two years or more. Currently, the only approved first-line treatment approach for extensive disease, or ED, in SCLC is platinum-based chemotherapy with or without the addition of an immune checkpoint inhibitor. Second line therapies can include topotecan and lurbinectidin. There is no approved therapeutic agent for patients with progressive SCLC following second-line treatment.

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

Overview of soft tissue sarcoma

According to American Cancer Society, 2023: Key Statistics for Soft Tissue Scarcomas, the incidence of new soft tissue sarcomas is estimated to be approximately 13,590 in the United States in 2024. GD2 is highly expressed in soft tissue sarcomas. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. Different therapeutic approaches targeting GD2 in sarcoma are in early clinical development. For patients with localized disease at diagnosis the 5-year survival rate is approximately 80%. However, this survival rate declines to only 15% for patients with metastatic disease.

Overview of angiosarcoma

Angiosarcoma is an aggressive subtype of soft-tissue sarcoma. According to National Center for Biotechnology Information, Spiker et al., 2023: Angiosarcoma, it is rare, representing <1% of soft-tissue sarcomas. The origin is the endothelial cell of blood or lymphatic vessels. It can affect any organ throughout the body, but the cutaneous form is the most common with the skin of the head and neck region, a frequent tumor location. Angiosarcoma can occur at any age, but the median age at diagnosis is 60-70 years. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. The response to therapy is impacted location and size of the tumor, but generally the prognosis is poor with 5-year survival rates ranging from 12% to 35%.

Overview of Ewing sarcoma

Ewing sarcoma is a rare malignancy that occurs primarily in the bone or in the soft tissue around a bone. The tumor is most common in older children and adolescents, but it can occur at any age. According to American Cancer Society, 2021: Key Statistics for Ewing Tumors, ewing sarcoma accounts for about 1% of all childhood cancers and approximately 200-250 children and adolescents in the United States are diagnosed with a tumor in the Ewing family of tumors each year. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. The response to therapy is dependent on the stage of the tumor. The 5-year survival rates range from 81% for patients with localized disease to 38% for patients with metastatic disease.

Overview of malignant melanoma

GD2 is expressed in the majority of melanomas. Melanoma is an uncommon type of skin cancer that arises in the epidermis from melanocytes. According to Cancer Molecular Targets and Therapeutics, Nazha et al., 2020: Disialoganglioside GD2 Expression in Solid Tumors and Role as a Target for Cancer Therapy, melanoma accounts for approximately 1% of all skin cancers but accounts for approximately 75% of deaths from skin cancers. In one estimate, in 2024 by American Cancer Society, 2024: Key Statistics for Melanoma Skin Cancer, the incidence in the United States of newly diagnosed melanomas was approximately 101,000 and approximately 8,000 people were projected to die from melanoma in the United States.

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

Treatment Protocol

Clinical Trial 1001; Phase 1 trial with GD2-SADA:177Lu-DOTA Complex, or GD2-SADA, in adult patients with recurrent or refractory metastatic solid tumors known to express GD2, including SLCA, sarcoma and malignant melanoma. An estimated 60 participants will participate in the trial and we expect that this trial will initially run in the United States. The IND is open and we began activating clinical trial sites in the fourth quarter of 2022. As of January 1, 2024, we have treated 9 patients and cleared cohorts 1, 2 and 3. We are currently treating patients in cohort 4.

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

Currently we are still in Part A and the trial is progressing. We had six active sites by the end of 2023. We advanced through the first three cohorts and are currently dosing patients in cohort 4. We believe we have demonstrated proof of concept for the GD2-SADA by demonstrating that the SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecule as visualized on the spec CT scans performed. It is important to note that these early data are not complete and are not necessarily indicative of the full results or ultimate success of the SADA development program trials.

Primary Objectives

●	To determine the optimal, safe GD2-SADA protein dose and dosing interval between GD2-SADA and 177Lu-DOTA administrations
●	To determine maximum tolerable activity of 177Lu-DOTA
●	Occurrence of DLTs (Part A and B)
●	To assess cumulative toxicity signals and safety profile following repeated dosing and determine the recommended Phase 2 dose (RP2D)

Pediatric development with GD2-SADA:

In 2024, we plan to submit an IND to the FDA for a Phase 1 multicenter study of GD2-SADA for the potential treatment of neuroblastoma.

CD38-SADA

In October 2023, the IND for our CD38-SADA, our second SADA construct was cleared by the FDA. This trial is a first in human, dose-escalation, open-label, single-arm, multi-center trial (Study 1201) investigating the safety and tolerability of the CD38-SADA:177Lu-DOTA Drug Complex in Relapsed or Refractory non-Hodgkin Lymphoma. We currently expect that the trial will be conducted at sites in the United States and start enrolling patient in the second quarter of 2024.

In the first in-human clinical Phase 1 trial (Study 1201), CD38-SADA is administered at various timepoints before administration of 177Lu-DOTA payload. The trial will be composed of two serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part seeks to identify the optimal and safe levels of the payload delivery.

CD38-SADA will be administered at various timepoints before administration of 177Lu-DOTA payload. The trial will be composed of three serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part seeks to identify the optimal and safe levels of the payload delivery. The third part investigates repeated dosing of up to six cycles of CD38-SADA.

Overview of malignant lymphoma:

Malignant lymphoma represents a disease entity characterized by malignant transformation of the cells from lymphoid tissue. Historically, lymphomas have been divided into Hodgkin lymphoma and non-Hodgkin lymphoma, or NHL. The incidence of NHL in Western countries ranges from 10-12 per 100,000 persons while in Asia and Africa the incidence is 3-8 per 100,000 persons. In the US, 80,470 new cases of NHL are estimated for 2022. The median age at diagnosis for most lymphomas is approximately 60-65 years, but NHL can occur at any age, including in children. In Western countries, malignant lymphoma originates from B cells in about 90% of cases and from T-cells in about 10% of cases and rarely from natural killer, or NK, cells.

Therapy for lymphoma has predominantly been chemotherapy, often combination therapy. The introduction of immunotherapy with CD20-targeting monoclonal antibody rituximab for B cell lymphoma was one of the first immunotherapeutic approaches in cancer, which significantly improved the overall survival, or OS, especially in patients with diffuse large B cell lymphoma, or DLBCL, and follicular lymphoma, or FL. For T-cell lymphoma there have been limited treatment advances in the recent past. An immunotherapeutic approach, brentuximab vedotin, has been approved for a subset of T-cell lymphoma, namely relapsed CD30+ anaplastic large cell lymphoma.

Lymphoma is known to be a radiosensitive tumor type. Curative radiation doses for patients with limited involvement at diagnosis are discussed to be much lower compared to curative doses for solid malignancies. However, most patients with NHL have disseminated disease at diagnosis limiting the use of external beam radiation to patients with NHL and bulky disease or as palliative therapy.

Treatment Protocol

A first-in-human, Phase 1 trial for subjects with relapsed/refractory non-Hodgkin lymphoma. Subjects with subtypes of B-cell and T-cell origin with CD38 positive tumor cells are eligible for the trial after having received at least two lines of therapy. We believe many eligible subjects have unmet need. The trial will investigate the safety of the CD38-SADA:177Lu-DOTA drug complex at different doses of each of the 2 compounds (CD38-SADA and 177Lu-DOTA). An estimated 60 participants will participate in the trial and we expect that this trial will initially run in the United States. The IND is open as of December 31, 2023, and we expect to recruit the first patient in 2024.

Primary Objectives

●	To identify the optimal safe CD38-SADA dose, dosing interval and 177Lu-DOTA dose which enables demonstration of tumor imaging (Part A)
●	To determine the optimal tolerable activity of the 177Lu-DOTA dose and the CD38-SADA:177Lu-DOTA Drug Complex dose (Part B)

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

Manufacturing clinical and commercial products is subject to extensive regulations that impose various procedural and documentation requirements, which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our vendors are required to comply with cGMP regulations, which are regulatory requirements enforced by the FDA and other regulatory bodies like the national competent authorities of EU Member States to assure proper design, monitoring and control of manufacturing processes and facilities for human pharmaceuticals. We have established an in-house quality assurance, or QA, function with a certified Qualified Person to perform final release of our product for both clinical and commercial supply.

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

The GD2-SADA and CD38-SADA are both manufactured at Rentschler Biopharma SE, Laupheim, Germany, using traditional manufacturing and control principles for monoclonal antibodies. The DOTA chemical is sourced as a GMP bulk product and is being filled into a sterile intermediate at Patheon/Thermo Fisher in Ferentino, Italy. Radiolabeling of the DOTA intermediate with Lu-177 is performed at ABX Advanced Biochemical Compounds –

Biomedizinische Forschungsreagenzien GmbH, Radeberg, Germany, and final released product is delivered directly to clinical sites.

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

Commercialization Partnerships

After the approval of DANYELZA by the FDA, we have entered a number of strategic collaborations in the form of partnerships with select companies to maximize the potential value for the Company. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In September 2022, DANYELZA was approved for commercialization in Israel, and the product was launched in January 2024 in Israel. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Finally, later in December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In July 2021, SciClone submitted a BLA for DANYELZA for the treatment of patients with R/R high-risk NB to the NMPA of China. The BLA was approved in December 2022, and DANYELZA was launched in June 2023 in China. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, to be the exclusive distributor in Latin America of DANYELZA and omburtamab. Adium submitted regulatory filings for DANYELZA in Brazil, Mexico and Columbia in 2022, and received approval for Brazil and Mexico in 2023. In December 2022, we announced a distribution agreement with WEP Clinical in connection with an early access program for DANYELZA in Europe.

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

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin® (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin®’s potential activity against adult cancerous tumors, it has maintained its efforts to develop a humanized version of Unituxin® and plans to develop Unituxin® within R/R NB. DANYELZA also faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in European Union and was approved by the European Commission to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati in March 2022. In addition, Renaissance Pharma Ltd in the United Kingdom announced in August 2023 a development program focused on Hu14.18, a humanized anti-GD2 monoclonal antibody, licensed from St. Jude Children’s Research Hospital for the treatment of newly diagnosed high-risk neuroblastoma. US WorldMeds received FDA approval of eflornithine hydrochloride, or DFMO, in December 2023 to reduce the risk of relapse in pediatric patients with high-risk neuroblastoma who have completed multiagent, multimodality therapy.

The SADA PRIT technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach faces competition from a range of companies developing comparable approaches, involving one-step, two-step or three-step models to bind antibody construct to the tumor and radiate the tumor. OncoOne Research & Development GmbH, or OncoOne, is developing several constructs under their PreTarg-it® technology, which is a modular platform utilizing bispecific antibodies for delivery of payloads, where the bispecific antibody is first injected and accumulated on the tumor, while unbound antibodies are decomposed and excreted. Subsequently, a payload is administered through a second infusion and binds to the bispecific antibody in the tumor.

Major Customers

The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net for the years ended December 31, 2023 and 2022. McKesson, AmerisourceBergen, WEP and Cardinal Health accounted for 46%, 22%, 10% and 13%, respectively, of the Company’s product revenue, net for the year ended December 31, 2023. McKesson, AmerisourceBergen, and Cardinal Health accounted for 71%, 17%, and 10%, respectively, of the Company’s product revenue, net for the year ended December 31, 2022.

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

As of February 1, 2024, our patent portfolio included:

●	For our DANYELZA patent portfolio, we have an exclusive license from MSK to MSK’s rights in three patent families. The first family consists of patents and patent applications with composition of matter claims covering humanized or chimeric antibodies or fragments thereof comprising specific sequences and capable of binding to GD2, and includes three U.S. patents, one Australian patent, two New Zealand patents, one Chinese patent, one Japanese patent, one South Korean patent, one Hong Kong patent, one Indian patent, one Canadian Patent, one European Patent and one pending patent application in Europe. We expect that any patents that issue in this first family will expire in June 2031. A core U.S. patent in this family is expected to expire on June 20, 2031. An application for Patent Term Extension was filed in 2021 for this core U.S. patent, and if granted it is expected that it will extend the term of the core U.S. patent until February 4, 2034. An application for Patent Term Extension was filed in 2023 for the Chinese Patent, and if granted, it is expected that it will extend the term for this Chinese Patent until June 2036. The second family consists of patents with composition of matter claims covering high affinity anti-GD2 antibodies, and includes one US patent, one German patent, one French patent, one patent in United Kingdom, one Australian patent, one Japanese patent, one Russian patent, one Chinese patent, one Hong Kong patent, one Canadian patent, one South Korean patent Brazilian patent. We expect that any patents that issue in this second family will expire in March 2034. The third patent family consists of patent applications with method of treatment claims covering a combination treatment of neuroblastoma using an anti-GD2 antibody in combination with at least chemotherapeutic agent and at least one hematopoietic growth factor and includes one U.S. patent application and one Chinese patent application. If granted we expect that any patents granted in this family would expire in August 2039. In addition to the patent families licensed from MSK, we have one patent family assigned to Y-mAbs relating to DANYELZA. This patent family consists of patent applications with method of treatment claims covering a particular anti-GD2 antibody administration regimen designed to reduce pain experienced by the patient and includes one International Patent application and one Taiwanese Patent application. We expect that any patents that may issue in this family would expire in December 2042.
●	For our omburtamab patent portfolio, we have an exclusive license from MSK to MSK’s rights in two patent families. The first family consists of patents and patent applications with composition of matter claims covering antibodies produced by a distinct hybridoma cell line, antibodies comprising specific sequences, polypeptides comprising specific sequences, and process claims covering a method of inhibiting the growth of tumor cells, a method for imaging a tumor in a subject and a method for treating a mammalian subject, and includes three U.S. patents. A core U.S. patent in this family is expected to expire on January 19, 2026. The second family consists of patents and patent applications with process claims covering a method of improving the prognosis or prolonging the survival of a subject bearing a tumor, and includes one Chinese patent, one Indian patent and one Canadian patent. Core patents in Canada, China, and India in this family are expected to expire on March 24, 2028.
●	For our DOTA-PRIT or SADA patent portfolio, we have an exclusive license from MSK and MIT to MSK’s and MIT’s rights in the field of Radioimmunotherapy for the diagnosis and treatment of cancer.

The license gives access to five patent families owned by MSK, one patent family owned jointly by MSK and MIT, and one patent family owned by MIT. The first patent family covers bispecific antibodies capable of binding A33 and DOTA, and use thereof for the treatment of cancer. This first patent family consists of granted patents in the United States, the United Kingdom, France, Germany, Spain, Italy, the Netherlands Hong Kong and Australia and pending patent applications in the United States, China, Canada, Israel and Japan. We expect that any patents granted in this first family will expire in February 2036. A core U.S. patent in this family is expected to expire on July 15, 2037. The second family covers specific bispecific antibodies binding A33 and DOTA, and the use thereof for the treatment of cancer. This second family consists of a granted patent in the United States and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, India, South Korea, New Zealand, Eurasia and the United States. We expect that any patents granted in this second family will expire in September 2038. A core U.S. patent in this family is expected to expire on January 27, 2039. The third family covers bispecific antibodies and the use therefore in a three-step PRIT procedure comprising the use of a clearing agent. In particular the family discloses Herceptin conjugated for Pre-targeted Radioimmunotherapy and application as a theranostic product. The license for this patent family has been limited to pending applications in Europe and the United States. We expect that any patents granted in this third family will expire in March 2039. The fourth patent family covers a multimeric antibody for two-step targeting (SADA). This fourth patent family consists of a granted patent in the United States, and pending patent applications in Australia, Canada, Europe, Hong Kong and the United States. We expect that any patents granted in this fourth family will expire in May 2038. A core U.S. patent in this family is expected to expire November 26, 2038. The fifth patent family covers the use of small molecule haptens for pre-targeted radioimmunotherapy (PRIT) using DOTA and bispecific antibodies. This fifth patent family consists of granted patents in Australia, Japan and the United States, and pending patent applications in Canada, China, Europe, Hong Kong, Japan and the United States. We expect that any patents granted in this fifth family will expire in July 2038. A core U.S. patent in this family is expected to expire on July 2, 2039. The sixth patent family covers new clearing agents for DOTA-PRIT. The license for this sixth patent family has been limited to an issued Patent in the United States and a pending application in Europe. We expect that any patents granted in this family will expire in July 2039. The seventh patent family owned by MIT, covers bispecific antibodies binding DOTA. This seventh patent family consists of granted patents in Belgium, France, Germany, Ireland, Italy, Spain, Switzerland, the United Kingdom and the United States. We expect that European patents in this eighth family expire in March 2030 and that the patent in the United States expires in July 2030.
●	We additionally have an agreement with MSK to license two additional patent families related to the SADA PRIT technology. The first patent family covers anti-GD2 SADA conjugates and uses thereof, covering use of alpha radioimmunotherapy and repeated dosing of radiolabeled DOTA-hapten. A pending patent application exists in Australia, Canada, China, Europe, Japan and the United States. We expect that any patents granted that may be in this family would expire in May 2041. The second patent family covers new bispecific antibodies and SADA conjugates able to bind GPA33 and DOTA. Pending patent applications exist in Australia, Canada, Europe and in the United States. We expect that any patents granted that may be in this family would expire in November 2041.
●	We have one patent family, assigned to us, related to a humanized CD38-binding antibody and the use thereof for treatment of certain cancers. Pending patent applications exist in the United States, in Europe, in Australia, In Brazil, In Canada, in China, in Taiwan, in Hong Kong, in India, in Japan, in South Korea and in New Zealand. We expect that any patents that may issue in this family would expire in June 2041.
●	We also have one patent family, assigned to us, relating to SADA-formulations, in particular GD2-SADA formulations. The family consists of an International Patent Application and one patent application in Taiwan. We expect that any patents that may issue in this family would expire in December 2042.
●	We further have one patent family, assigned to us, relating to scFv binding sites devoid of stabilizing disulfide bonds, that are particular useful is SADA-conjugates because it has been shown that these scFv binding sites gives rise to less heterogenicity than usual scFv fragments with stabilizing disulfide bonds.

The family consists of an International Patent Application and one patent application in Taiwan. We expect that any patents that may issue in this family would expire in December 2042.
●	For our huB7-H3 patent portfolio, we have an exclusive license from MSK to MSK’s rights in one patent family consisting of a patent and patent applications with composition of matter claims covering antibody agents that bind specifically to protein 2Ig-B7H3 or 4Ig-B7H3, and includes one patent in the United States, one patent in Germany, one patent in Spain, one patent in France, one patent in United Kingdom, one patent in Italy, one patent in Australia, one patent in China, one patent in Eurasia, one patent in Hong Kong , , one patent in Japan, one patent in India, one patent in South Korea and 3 pending patent applications in other jurisdictions, including Canada, New Zealand and Brazil. We expect that any patents that may issue in this family would expire in August 2035. In addition, an international patent application has been filed, with MSK and us as applicants, claiming a method for treating a central nerve system (CNS) cancer using huB7H3, as well as 177Lu-DTPA-8H9 conjugates. Request for entry into the national phase has been filed in the United States, Canada, Europe, Australia, New Zealand, Japan, China, South Korea, India, Brazil, Eurasian, Russia and Hong Kong. We expect that any patent that may issue in this family would expire in May 2038. Further, we have one patent family filed by Y-mAbs claiming B7H3 binding antibodies conjugated with chelators in specific chelator to antibody ratios. The family includes pending patent applications in the United States, Europe, China, Hong Kong and Taiwan. Any patents that may be issued in this family are expected to expire in 2041.
●	For our huB7-H3 technology we further have one patent family, assigned to us, related to new humanized B7-H3 binding antibodies having high human germline content and exhibiting strong bonding to B7-H3 antigen. In this family we have pending patent applications in Taiwan, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, New Zealand and the United States. We expect that any patents that may issue in this family would expire in June 2041.
●	Our Multimerization Technology patent portfolio, which inter alia relates to nivatrotamab, includes one patent family under which we have a partly exclusive license to MSK’s rights in the patent application. The license is exclusive for MSK’s rights in and to the portions of the patents in this family that claim products, such as bispecific antibodies that are also claimed by other patent rights licensed from MSK. The license also provides for non-exclusive rights to the portions of the patents in this family that claim a product that is not claimed by another patent right licensed from MSK. This family consists of patents and patent applications with composition of matter claims covering bispecific binding agents comprised of two fusion proteins, and includes two U.S. patents, one Japanese patent, one Australian patent, one German patent, one French patent one South Korean patent, one Russian patent, one patent in United Kingdom, one patent in Canada, one Chinese patent and one patent in Hong Kong and one pending patent application in Brazil. We expect that any patents that may issue in this family would expire in March 2034. A core U.S. patent in this family is expected to expire on March 25, 2034.
●	Our CD33 antibody patent portfolio, which includes one patent family under which we have an exclusive license from MSK to MSK’s rights in the patent application. This family consists of one patent in the United States, and five pending patent applications in other jurisdictions, including Europe, Canada, China, Hong Kong and Eurasia relating to anti Siglec-3 (CD33) antibodies generated from a specific principal investigator’s laboratory at MSK. We expect that any patents that issue in this family will expire in April 2038. A core United States patent in this family is expected to expire on November 9, 2038.
●	Our GD2-GD3 Vaccine patent portfolio, which inter alia relates to a vaccine for stimulation or enhancing production of an antibody which recognized a specific ganglioside, expired in 2022.

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

Trademarks

We have obtained USPTO trademark registration of the “Y-mAbs” mark, USPTO and EU trademark registration and registration in other jurisdictions of DANYELZA and certain other trademarks that we intend to use to commercialize our product candidates, as well as USPTO, EU and UK trademark registration for SADA PRIT technology. We currently rely on our registered and unregistered trademarks, trade names and service marks, as well as our domain names and logos, as appropriate, to market our brands and to build and maintain brand recognition. We are seeking to register and will continue to seek to register and renew, or secure by contract where appropriate, trademarks, trade names and service marks as they are developed and used, and reserve, register and renew domain names as appropriate.

Trade Secrets

We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our intellectual property and proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Our Intellectual Property.”

MSK Agreements

The MSK License Agreement

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

The terms of the MSK License provide that MSK is entitled to receive 40% of the income generated from the sale of first PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction. We sold the PRV received upon FDA approval of DANYELZA to United Therapeutics for $105 million. Pursuant to the agreement with MSK, we were entitled to retain 60% of the net proceeds from monetization of the PRV, and the remaining 40% was due to MSK. We received our portion of the net proceeds of from the sale of the PRV in the amount of $62.0 million when the transaction was consummated in January 2021.

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

The Sponsored Research Agreement

On November 10, 2015, we entered into the Sponsored Research Agreement, or the SRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK for a term of five years. We amended the SRA on September 12, 2019, and it will expire in September 2024. Under the SRA as amended, research will be conducted in accordance with a written plan and budget approved by the parties. MSK has granted us a non-exclusive, non-commercial, non-transferable, royalty-free license to use any inventions or discoveries developed by MSK within the scope of the information resulting from the project, for our internal, non-commercial research purposes. We have also been granted both a first option to negotiate an exclusive or non-exclusive commercial license to MSK’s rights in inventions developed by MSK and a first option to negotiate an exclusive license to MSK’s rights in inventions jointly developed by the parties. The SRA may be terminated for convenience by either party upon prior written notice.

The Master Data Service Agreement

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

Master Clinical Trial Agreement

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

The Core Facility Service Agreement

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

The CD33 License Agreement

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

The MabVax Sublicense

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

The SADA License Agreement

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using our novel Self-Assembly DisAssembly Pretargeted, or SADA PRIT, technology platform, a concept we also refer to as Liquid RadiationTM. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA PRIT technology, as well as a number of SADA PRIT constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. During the years ended December 31, 2021 and 2022, we made cash payments in the amount of $1.0 million per year to MSK and MIT under the agreement. During the year ended December 31, 2023, we made another cash payment under the agreement in the amount of $0.6 million to MSK relating to the dosing of the first patient in the Phase 1 trial of GD2-SADA.

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

Under the SADA License, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4,730,000 and $18,125,000, respectively. There are also sales-based milestones, totaling $23,750,000, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA PRIT constructs generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount up to $60,000,000 based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

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

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast-track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. For a fast-track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast-track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA files the application. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA files the application. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater of than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. ODD must be requested before submitting a BLA. After the FDA grants ODD, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to spend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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

Clinical Trials in the EU

In the European Union, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

Review and Approval of Medicinal Products in the EU

In the European Union, medicinal products are subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory authorities has been obtained.

In the European Economic Area, or EEA, which consists of the 27 Member States of the European Union, as well as Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after a related marketing authorization has been granted. A company may submit a marketing authorization application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure).

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval. Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP.

Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

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

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate or SPC if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

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

Regulation (EC) No 847/2000 includes further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application, nor can the European Commission grant a marketing authorization, or accept an application to extend a marketing authorization for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements in the EU

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Pricing, Coverage and Reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On December 15, 2021, the Health Technology Regulation, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. When it enters into application in 2025, the HTA Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

In light of the fact that the United Kingdom has left the EU, Regulation No 2021/2282 on HTA will not apply in the United Kingdom. However, the UK Medicines and Healthcare products Regulation Agency (“MHRA”) is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium (“SMC”), the National Institute for Health and Care Excellence (“NICE”), and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.

Brexit

The United Kingdom’s, or UK, withdrawal from the EU on January 31, 2020, commonly referred to as Brexit,

has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the UK’s standalone regulator for medicinal products and medical devices. Great

Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules for now.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of EU authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the EU centralized procedure can only be authorized through UK national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

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

Further, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of December 31, 2023, we had 100 full time employees. Of these employees, 63 were employed in research and development roles, 18 were employed in commercial roles and 19 were employed within general and administration. Women represented approximately 55% of our workforce and men represented approximately 45%.

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

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained in, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.

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

Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiary. The Code of Conduct is available on our website at https://ir.ymabs.com/ under the section entitled “For Investors” under “Corporate Governance.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of December 31, 2023 our accumulated deficit was approximately $457.5 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the PRV granted to us upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development, and more recently, commercialization of DANYELZA, which is our only approved product to date and development of omburtamab and SADA PRIT technology. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy.

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

As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program, and we received an 18-month extension for BLA of omburtamab, which expires on May 30, 2025. We can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

We are using our proprietary Self-Assemly DisAssembly Pretargeted, or SADA PRIT, technology platform, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a two-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we expect to dose the first patient in 2024. We are still in early stages of development of SADA PRIT technology platform. We may not be successful in our efforts to use the SADA PRIT technology to build a pipeline of product candidates. Our investment in developing SADA PRIT technology may contribute to the risk that we may never achieve profitability.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. Our only approved product for sale is DANYELZA, which received FDA accelerated approval on November 25, 2020. We began limited sales and shipments of DANYELZA in February 2021 and the revenue generated from product sales does not fully fund our operating expenses. We do not anticipate generating revenue that will fully fund our operating expenses for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	the successful commercialization of DANYELZA and our product candidates for which we may obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining and maintaining regulatory approvals, marketing authorizations and coverage and reimbursements from payors for DANYELZA and product candidates for which we complete clinical studies;
●	developing and maintaining a sustainable and scalable manufacturing process for DANYELZA and our other product candidates, including establishing and maintaining commercially viable supply relationships with third parties including, Patheon/Thermo Fisher and EMD/Merck, among others, or establishing our own manufacturing capabilities and infrastructure;
●	obtaining market acceptance of DANYELZA and our product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, distribution or other arrangements into which we may enter;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

We anticipate incurring research, development, clinical trial, manufacturing and marketing costs associated with commercializing even approved products. For example, we continue to run clinical studies on our currently marketed product DANYELZA to fulfill the regulatory requirement from the accelerated approval of the product by FDA. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which is designed to enroll a minimum of 80 evaluable patients and report overall rate of response, or ORR, duration of response, or DOR, progression free survival, or PFS, and overall survival, or OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint and PFS and OS are secondary endpoints in long-term follow-up. We anticipate completing the study no later than by March 31, 2027.

Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, non-clinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for any such product, the ability to obtain reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably expected populations for treatment are narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of DANYELZA or any other approved products, we may never become profitable.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were incorporated and began our operations on April 30, 2015. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, commercializing DANYELZA, conducting clinical trials of DANYELZA and conducting pre-clinical studies and clinical trials of our other product candidates, and identifying additional potential product candidates. Typically, it takes about six to 10 years to develop a new drug from the time it is in Phase 1 clinical trials to when it is approved for treating patients, but in many cases it may take longer. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing multiple pharmaceutical products. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we continue to develop and commercialize DANYELZA and our other product candidates.

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

In April 2020, we entered into the SADA License Agreement which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. Additionally, we are also obligated to make sales based milestones payments totaling $23.8 million, that become due should we achieve certain amounts of sales of licensed products under the SADA License. In addition, for each of the SADA PRIT constructs generated by MSK and sold on our behalf by one of our sublicenses, we may pay sales based milestone payments in the total amount of $60.0 million based on the achievement of various levels of cumulative net sales by the sublicensee. Under the SADA License Agreement, we also committed to fund scientific research at MSK under a Sponsored Research Agreement for $1.5 million. The scientific research took place over a period that commenced in September 2020 and ended in February 2022.

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

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, health crises, the military conflict between Ukraine and Russia, the state of war between Israel and Hamas and the threat of a greater conflict, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to DANYELZA or our product candidates on terms unfavorable to us.

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial additional revenues from the sale of DANYELZA and our product candidates, if approved, we expect to finance our cash needs through a combination of cash on hand, securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, limiting our ability to conduct licensing transactions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day to day activities, which may adversely affect our management’s ability to oversee the commercialization of DANYELZA or other products candidates, if approved, or the development of our product candidates.

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

Historically, we have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R high-risk NB in bone and/or bone marrow and omburtamab for CNS or LM from NB, and more, recently, SADA for solid tumors and Non-Hodgkin Lymphoma. As a result, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program and we can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

We depend on a limited number of customers for a high percentage of our revenue. If we cannot maintain our current relationships with customers, fail to sustain recurring sources of revenue with our existing customers, or if we fail to enter into new relationships, our future financial condition and results of operations will be adversely affected. Moreover, the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to distribute our approved product, DANYELZA, could adversely affect our financial position and results of operations.

We had product sales to certain customers that accounted for more than 10% of total product revenue, net for the years ended December 31, 2023 and 2022. McKesson, AmerisourceBergen, WEP and Cardinal Health accounted for 46%, 22%, 10% and 13%, respectively, of the Company’s product revenue, net for the year ended December 31, 2023. McKesson, AmerisourceBergen, and Cardinal Health accounted for 70.8%, 17.4%, and 10.1%, respectively, of the Company’s product revenue, net for the year ended December 31, 2022. Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. In addition, if our customers order our approved product, DANYELZA, but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Moreover, our product sales are made through arrangements primarily with three national specialty distributors in the United States of America. As of December 31, 2023, the accounts receivable balances from such distributors totaled 66% of the Company’s outstanding accounts receivable. A default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our approved product, DANYELZA. We estimate an allowance for doubtful accounts based on our assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs and this allowance adversely impacts our results of operations. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing DANYELZA, we expect our financial position and results of operations to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowances.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications may also be difficult to assess via current imaging technology and other testing methods, which may lead to in-conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. As was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of or product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. On November 25, 2020, DANYELZA received regulatory approval by the FDA in the United States for the treatment in combination with GM-CSF of high-risk R/R NB. The FDA has issued a post-marketing commitment to provide data on PFS, supporting the efficacy of the product. We are currently performing clinical studies, such as Study 201, aimed to fulfill the requirements. There can be no assurance that these studies will generate data sufficient to support the efficacy of the product.

Although the FDA accepted our BLA for omburtamab for priority review, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. We are currently considering the future for our omburtamab development program and we received an 18-month extension for the BLA, which expires on May 30, 2025. there is no assurance that we will continue to develop omburtamab or receive approval of our BLA for omburtamab.

The SADA PRIT technology is still in early stages of clinical development or pre-clinical research. We may never be able to develop a marketable product other than DANYELZA. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our other product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

The SADA PRIT Technology is still in early stages of clinical development or pre-clinical research and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval, and we may not be successful in our efforts to use the SADA PRIT Technology to build a pipeline of product candidates.

We are seeking to identify and develop a broad pipeline of product candidates using the SADA PRIT Technology. We have only recently begun dosing patients in our Phase 1 trial of GD2-SADA. The scientific research that forms the basis of our efforts to develop product candidates with the SADA PRIT Technology is still ongoing. We are not aware of any FDA-approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA PRIT Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA PRIT Technology. For example, before the first dosing in our Phase 1 trial of GD1-SADA, we had not tested any of the product candidates being developed using the SADA platform in humans, and most of our current data is limited to animal models and pre-clinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA PRIT Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates developed using the SADA PRIT Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

Given the novelty of the SADA PRIT Technology, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain human data to support our product candidates developed using the SADA PRIT Technology, the FDA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates developed using the SADA PRIT Technology, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our approach will lead to the development of approvable or marketable products developed using the SADA PRIT Technology, alone or in combination with other therapies.

Additionally, an element of our strategy is to use and expand the SADA PRIT Technology to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different cancers. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates directed at cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building a pipeline of product candidates developed using the SADA PRIT Technology, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be approvable or marketable products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop, get approval for and begin to commercialize any product candidates developed using the SADA PRIT Technology, we will face difficulty in obtaining product revenue therefrom in future periods, which could result in significant harm to our financial position and adversely affect our share price.

Russia’s invasion of Ukraine and ancillary developments have had and may continue to have an adverse effect on our business.

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded or global conflict, which have had and are likely to continue to have, short-term and more likely longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia. In light of the conditions in the region, we terminated our clinical trials of DANYELZA in Russia and suspended our regulatory activities to obtain marketing authorization for DANYELZA in Russia. We have been able to make DANYELZA available in Russia on a compassionate (unapproved) use basis for a limited number of patients. Although we are considering expanding the compassionate use of DANYELZA in Russia through our partnership with Swixx BioPharma AG, the sanctions have negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. At this time, we cannot guarantee that our clinical or regulatory activities will recommence or that we will be able to expand our collaboration with Swixx BioPharma AG. In addition, the conflict between Russia and Ukraine and related sanctions has had significant ramifications on global financial markets, including volatility in the U.S. and global financial markets experienced, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply-chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

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

The commercial success of DANYELZA, and of any future approved products, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. If DANYELZA or any future approved products do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of DANYELZA, and of any future product, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product and the prevalence and severity of any side effects;
●	developing processes for the safe administration of our products, including long-term follow-up for all patients who receive the product;
●	the potential advantages of the product compared to competitive therapies;
●	whether the product is designated under physician treatment guidelines as a first, second or third-line therapy;
●	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments and any requirement for in-patient versus out-patient administration;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product;
●	the willingness of the target patient populations to try new therapies and enroll in ongoing clinical trials, and of physicians to prescribe these therapies;
●	relative convenience and ease of administration;

●	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors; and
●	the timing of competitive product introductions and other actions by competitors in the marketplace.

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

While we have commercially launched DANYELZA in the United States and in several other countries, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and omburtamab covering certain territories outside the United States, we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs.

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

Risks are involved both with further establishing our own direct sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training even a small sales force can be expensive and time-consuming and could delay any commercial launch of a product candidate, if approved. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed, does not occur for any reason, or authorization is lost, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any marketing approval include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel, and continue to develop and expand our sales and marketing efforts;
●	our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
●	the inability of sales personnel to obtain access to physicians or our failure to educate physicians on the benefits of prescribing DANYELZA or any future approved products;
●	the lack of complementary drugs to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive offerings, and the lack of accurately forecast demand for our products and scale manufacturing to meet that demand;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization;
●	our inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies;

●	our inability to establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our products and any future products;
●	our inability to maintain or to gain regulatory authorization for the development and commercialization of our product candidates;
●	our inability to develop and maintain successful strategic alliances; and
●	our inability to develop and maintain successful strategic alliances.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop product candidates, commercialize DANYELZA or any future approved products, raise capital, expand our business, or continue our operations. In addition, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower from arrangements that we enter into with third parties to perform sales and marketing services (such as with SciClone Pharmaceuticals International Ltd, Takeda Israel, Swixx Biopharma AG, Adium Pharma S.A. and WEP Clinical Ltd.) than if we were ourselves to market and sell any drugs that we develop. We have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. In addition, we may not be successful in entering additional arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we might not be successful in commercializing DANYELZA or any of our product candidates for which we receive marketing approval, if any. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of DANYELZA or our product candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries generally, and the cancer drug sector specifically, are characterized by rapidly advancing technologies, evolving understanding of disease etiology, intense competition and a strong emphasis on intellectual property. While we believe that our product candidates and our knowledge and experience provide us with competitive advantages, we face substantial potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced manufacturing organizations as well as established marketing and sales forces. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than DANYELZA, or our other product candidates, or may develop proprietary technologies or secure patent protection that we may need for the commercialization of DANYELZA and the development of our product candidates and related technologies.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Early results from these trials have fueled continued interest in immunotherapy, which is being pursued by several biotechnology companies as well as by large pharmaceutical companies. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, pre clinical studies, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin® (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin®’s potential activity against adult cancerous tumors, it has maintained its efforts to develop a humanized version of Unituxin® and plans to develop Unituxin® within R/R NB. DANYELZA also faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in European Union and was approved by the European Commission to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati in March 2022. In addition, Renaissance Pharma Ltd in the United Kingdom announced in August 2023 a development program focused on Hu14.18, a humanized anti-GD2 monoclonal antibody, licensed from St. Jude Children’s Research Hospital for the treatment of newly diagnosed high-risk neuroblastoma. US WorldMeds has also received FDA approval of eflornithine hydrochloride, or DFMO, to reduce the risk of relapse in pediatric patients with high-risk neuroblastoma who have completed multiagent, multimodality therapy.

The SADA PRIT technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach faces competition from a range of companies developing comparable approaches, involving one-step, two-step or three-step models to bind antibody construct to the tumor and radiate the tumor. OncoOne Research & Development GmbH, or OncoOne, is developing several constructs under their PreTarg-it® technology, which is a modular platform utilizing bispecific antibodies for delivery of payloads, where the bispecific antibody is first injected and accumulated on the tumor, while unbound antibodies are decomposed and excreted. Subsequently, a payload is administered through a second infusion and binds to the bispecific antibody in the tumor.

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

Our current target patient populations are small as we have so far focused our clinical development efforts on rare pediatric cancers. By way of example, only approximately 700 children are diagnosed with NB in the United States each year. Even if we obtain significant market share for DANYELZA, or our other product candidates, if approved, because the initial target populations we are seeking to treat are small, we may never achieve profitability without obtaining regulatory approval for additional and broader indications, including use of DANYELZA or our product candidates, if approved, for front-line and third-line therapy.

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

DANYELZA or any current or future product candidates, including those based on the SADA PRIT Technology, may cause serious adverse events, or SAEs, undesirable side effects or have other properties that could halt their clinical development, prevent, delay, or cause the withdrawal, variation or suspension of their regulatory approval, limit their commercial potential, or result in significant negative consequences, including death of patients or cause regulatory authorities to require labeling statements, such as boxed warnings. Even after approval, if we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability, or that of any potential future collaborators, to market the drug could be compromised.

As with most biological drug products, use of DANYELZA or any current or future product candidates, including those based on the SADA PRIT Technology, could be associated with undesirable side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our products or product candidates could cause us or regulatory authorities to withdraw marketing approval or to interrupt, delay, or halt clinical trials.

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

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If a product candidate receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw, suspend or vary approvals of such product or seize the product;
●	we, or any future collaborators, may be required to recall the product, change the way such product is administered to patients or conduct additional clinical trials;
●	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular product;

●	regulatory authorities may narrow the indications for use of, or withdraw the approval for such product based on the outcome of post-marketing testing and safety or efficacy of the product, as the FDA did in its approval of DANYELZA for the treatment of R/R high-risk NB rather than NB that was not R/R;
●	we, or any future collaborators, may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, or comparable foreign strategies, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
●	we, or any future collaborators, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	we, or any future collaborators, could be sued and held liable for harm caused to patients;
●	the drug may become less competitive; and
●	our reputation may suffer.

Any of the foregoing could prevent us from achieving or maintaining market acceptance of DANYELZA or a particular product candidate, if approved in the United States. or achieving additional approvals, and could significantly harm our business, results of operations, and prospects, and could adversely impact our financial condition, results of operations, ability to raise additional financing or the market price of our common stock.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials currently ongoing or planned. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of the same product candidate, such event could adversely affect our other clinical trials of our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA convened an Advisory Committee, which met on October 28, 2022, and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population . In November 2022, the FDA issued a CRL for our BLA for omburtamab indicating that the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. As for DANYELZA, no assurance can be given that it will be successfully commercialized, widely accepted in any marketplace or more effective than other commercially available alternatives.

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

We currently have in place several agreements with MSK, including the MSK License, the CD33 License, the MabVax/MSK License Agreement and the SADA License Agreement, which are important to us, and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In addition, we anticipate that MSK, because it is a hospital where patients are treated, may become a major source for the distribution and administration of DANYELZA. Any disruption of our relationship with MSK could have a material adverse effect on our business, results of operations and financial condition. In addition, any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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

Further, arrangements with third parties, such as our arrangement with MSK or other current or potential future collaborations that we may enter, are subject to numerous risks, including the following:

●	such third parties may have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	such third parties may not pursue development and commercialization of our products or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

●	such third parties may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	such third parties could independently develop, or develop with others, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered through such arrangements or any potential future collaborations with us may be viewed by such third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our products or product candidates;
●	such third parties with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	such third parties may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and such third-party or any current or potential future collaborator that cause the delay or termination of the research, development or commercialization of our products or product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	such third parties may infringe the intellectual property rights of others, which may expose us to litigation and potential liability;
●	such arrangements or any current or potential future collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidate; and
●	such third parties may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. We have used Lutetium-177, Iodine-131 and Iodine-124 label and conjugated antibody treatments. Our uses involve the inherent risk of exposure from beta ray emissions, which can alter or harm healthy cells in the body. We, our CROs, our CMOs and other third parties are subject to federal, state, and local laws and regulations in the United States and foreign countries governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

We rely on third parties to conduct our clinical trials under agreements with MSK, universities, medical institutions, CROs, strategic partners, and others. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional non-clinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, foreign or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, varied or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. We may also rely on investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator-reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

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

We rely on third parties to manufacture DANYELZA for commercial supply and our product candidates, including our antibody constructs based on the SADA PRIT Technology, for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if third parties fail to provide us with sufficient quantities of DANYELZA or our other product candidates, including our antibody constructs based on the SADA PRIT Technology, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA and comparable foreign regulatory authorities. Our third-party manufacturers have in the past and may in the future experience manufacturing difficulties, and any such difficulties could harm our business.

We do not currently own any facility that may be used for commercial or clinical-scale manufacturing and processing, and we rely on outside vendors to manufacture DANYELZA for commercial supply and for supplies and processing of our product candidates, including our antibody constructs based on the SADA PRIT Technology, for pre-clinical studies and clinical trials. Our other product candidates have only been manufactured or processed on a limited basis and we and our CMO may not be able to continue manufacturing any of our other product candidates. The manufacturing process that we have developed may be more difficult or expensive than other approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different substances that may not be as safe and effective as any substances deployed by our third-party research institution collaborators.

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

such potential new manufacturer. Any such potential new manufacturer would further need to pass cGMP compliance inspections by the FDA or comparable foreign regulatory authorities.
●	If we need to qualify any new manufacturer, such third party would have to be educated in, or develop substantially equivalent processes for, production of our product and/or product candidates.
●	Any of our third-party manufacturers might be unable to timely manufacture our product and/or product candidates or to produce the quantity and quality required to meet our clinical and commercial needs.
●	Any of our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
●	Any of our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all. Any such third-party manufacturer may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or commercial needs.
●	We are exposed to the risk of cross-contamination from other drug substances if more than one product is manufactured at a third-party manufacturer’s production facilities.
●	Our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA, corresponding state agencies and comparable foreign regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We have limited control over third-party manufacturers’ compliance with these and or any other applicable regulations and standards, and any of our third-party manufacturers could fail to comply with applicable government regulations.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
●	Any of our third-party manufacturers could breach, terminate or choose not to renew their agreement with us at a time that is costly or inconvenient for us.
●	The raw materials and components used to manufacture and process DANYELZA and our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.
●	Any of our third-party manufacturers could potentially mislabel commercial or clinical supplies, which may result in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	Any of our third-party manufacturers could misappropriate our proprietary information, including our trade secrets and know-how, which could lead to weaker intellectual property protection for our portfolio or potentially increased competition if a competitor were to obtain such proprietary information.
●	Our clinical trials may be interrupted if third-party suppliers fail to deliver clinical supplies on time, or we may experience lost sales if drug supplies are not distributed to commercial vendors in a timely manner, in each case because of inclement weather, natural or man-made disasters, or other circumstances beyond our control.
●	Any of our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, or comparable foreign submission and approvals by the competent regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. Any shortage in the supply of such raw materials used in the manufacture of our product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. For example, in the past, we experienced a shortage in the supply of Iodine-131, one of the components of 131I-omburtamab product candidate, from our single-source supplier.

In addition, we have and will continue to rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, or comparable foreign regulatory authorities could place significant restrictions on us until deficiencies are remedied.

The facilities used by our CMOs to manufacture DANYELZA and our product candidates, including our antibody constructs based on the SADA PRIT Technology, must be approved by the FDA pursuant to inspections conducted after submittal of a BLA to the FDA. Comparable requirements are applicable outside the United States. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. DANYELZA and any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There is a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our commercial product and clinical product candidates and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. For example, we have had to scrap batches of DANYELZA due to our third-party manufacturer’s discontinuation of the batch manufacture. As a result, during the years ended December 31, 2023 and 2022, the Company recorded charges to write-off inventory of $0.8 million and $1.2 million, respectively. We do not currently have arrangements in place for redundant supply of DANYELZA or other product candidates, and we currently use only a single third-party manufacturer for fill-and-finish services for DANYELZA and other product candidates. If any of our current CMOs cannot perform as agreed, we may be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement.

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

DANYELZA and our product candidates, including those based on the SADA PRIT Technology, are biologics and the manufacture of DANYELZA and our product candidates, including those based on the SADA PRIT Technology, is complex. We, or any of our third-party manufacturers, may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities. For some reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors. Such difficulties may result in an inadequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

DANYELZA and our product candidates, including those based on the SADA PRIT Technology, are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacture of DANYELZA and our product candidates, including those based on the SADA PRIT Technology, requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Our manufacturing process may be susceptible to product loss or failure due to interruptions in the manufacturing process variability in product characteristics, quality control, contamination, equipment or reagent failure, improper installation or operation of equipment, product testing, vendor or operator error, availability of qualified personnel, logistics and shipping delays as well as compliance with strictly enforced federal, state and foreign regulations. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminants are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. No assurance can be given that any stability failures or other issues relating to the manufacture of DANYELZA or our product candidates, including those based on the SADA PRIT Technology, will not occur in the future.

Further, as a product candidate progresses from pre-clinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of such changes could cause the product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials. Moreover, as we develop and/or scale-up our manufacturing processes, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of those processes. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other foreign regulatory approval process, and we will need to contract with manufacturers who can meet all applicable FDA, EU and other foreign regulatory requirements on an ongoing basis. If we, or our CMOs, are unable to reliably produce products to specifications acceptable to the FDA, EMA and European Commission or other foreign regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA and European Commission or other foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Although we are working to develop commercially viable processes, our manufacturing capabilities could be affected by cost overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. We may ultimately be unable to, among other things, develop a manufacturing process and distribution network that will, reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

Risks related to government regulation; market approval and other legal compliance matters

Even if we complete the necessary non-clinical studies and clinical trials, the FDA and comparable foreign regulatory authority approval processes are lengthy, time-consuming, and inherently unpredictable, and we or any of our potential future collaborators may experience significant delays in the clinical development and regulatory approval, if any, for the commercialization of our product candidates. To date, we have only obtained regulatory approval to market DANYELZA in the United States, Europe, China, Israel, Brazil and Mexico for R/R high-risk NB in bone and/or bone marrow. We cannot predict when or if, and in which other territories, we, or any of our potential future collaborators, will obtain marketing approval to commercialize DANYELZA or any of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States and foreign countries. Even if we complete the necessary pre-clinical studies and clinical trials, we will not be permitted to market any biological drug product in the United States or in foreign countries, until we receive a Biologics License from the FDA or foreign equivalent in other countries. Although we have received a Biologics License for DANYELZA for R/R high-risk NB in bone and/or bone marrow, we intend to discuss with the FDA submission of additional BLAs for approval of DANYELZA to treat additional indications that currently lack an FDA-approved treatment option.

The FDA standard for regular approval of a BLA generally requires two well-controlled Phase 3 studies or one large and robust, well-controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As is the case with DANYELZA in the United States, as a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval of any product candidates for which we seek accelerated approval.

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

The process of obtaining marketing approvals, both in the United States, the European Union and elsewhere, is a lengthy, expensive and uncertain process. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA and the European Commission or other regulatory authorities have substantial discretion and may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB or positive opinions from Ethics Committees;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;

●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public-health emergencies;
●	impact of the Russian invasion of Ukraine;
●	impact of the state of war between Israel and Hamas, and the related risk of a larger conflict; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above “—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.” for additional information on risks related to patient enrollment. Further, a clinical trial may be suspended or terminated by us, the IRBs or Ethics Committees for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate potential future product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Our third-party research institution collaborators may also experience similar difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates could fail to receive marketing approval for many reasons, including the following:

●	the FDA, EMA, European Commission or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA, European Commission or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, European Commission or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA, European Commission or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States, the EU or elsewhere;
●	the FDA, European Commission, national competent authorities of EEA countries or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA, or comparable foreign regulatory authorities may fail to approve any companion diagnostics, or the legal manufacturer may fail to CE mark companion diagnostics, which is an acronym for the French “Conformite Europeenne” that certifies that a product has met EU health, safety, and environmental requirement, that may be required in connection with approval of our therapeutic product candidates; and
●	the approval policies or regulations of the FDA, European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The EMA, the European Commission or comparable foreign regulatory authorities, may disagree with our regulatory plans, including our plans to seek conditional marketing authorization, and we may fail to obtain regulatory approval of DANYELZA from the European Commission, or our other product candidates, which would prevent DANYELZA, or our other product candidates from being marketed abroad. Any approval we are granted for our product candidates in the United States, such as the approval of DANYELZA, would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell our drugs in the European Union and many other jurisdictions, we, and any collaborators we may have in the future, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements.

On April 27, 2021 we submitted a MAA, to the EMA for omburtamab for the treatment of pediatric patients with CNS/LM from NB. In December 2022, the EMA’s CHMP, adopted a negative opinion recommending a refusal of the MAA. CHMP determined that it was not possible to conclude on the effectiveness of omburtamab as the main study did not have a randomized comparator. We are assessing the implications of the negative opinion and our plans for the omburtamab program.

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

As part of its marketing authorization process, the European Commission may grant a “conditional” marketing authorization in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional marketing authorization for a medicinal product if it is demonstrated that all of the following criteria are met:

●	the risk-benefit balance of the medicinal product is positive;
●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	the medicinal product fulfills an unmet medical need; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

The conditional marketing authorization is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional marketing authorization can be converted into a traditional marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the marketing authorization will cease to be renewed.

Although we may seek a conditional marketing authorization for one or more of our product candidates by the European Commission, the EMA or the European Commission may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as an indication with a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to DANYELZA for the treatment of NB. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. In February 2017, the European Commission granted orphan medicinal product designation to omburtamab for the treatment of NB.

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

The FDA and comparable foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. For example, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or comparable foreign strategies, which could include requirements for a restricted distribution system. Manufacturers of approved drugs and those manufacturers’ facilities are also required to comply with extensive FDA and comparable foreign regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA and comparable foreign regulatory authorities to monitor and ensure compliance with cGMPs. Accordingly, assuming we, or our potential future collaborators, receive marketing approval for one or more of our product candidates, we, and our potential future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, as well as comparable foreign regulatory authorities closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our potential future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	litigation involving patients taking our drug;
●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or untitled letters;
●	withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of drugs;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension, variation or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;
●	restrictions on coverage by third-party payors;
●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of drugs;

●	drug seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR provides a three-year transition period. The extent to which ongoing clinical trials will be governed by the CTR varies. For clinical trials in relation to which an application for approval was made on the basis of the Clinical Trials Directive before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, the recent European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Government price controls or other changes in pricing regulation could restrict the amount that we are able to charge for DANYELZA or any of our other product candidates that may be approved in the future, which would adversely affect our revenue and results of operations.

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In some international markets, the government controls the pricing, which can affect the profitability of drugs. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render DANYELZA or our other product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Some state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that interpretation of healthcare laws and regulations will vary across jurisdictions, and that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government-funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, and the curtailment or restructuring of our operations. We have established internal policies and procedures to mitigate our compliance risks. However, no assurance can be given that such policies and procedures will be adequate to ensure compliance with applicable laws and regulations. Moreover, although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights . The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. While the CCPA and many of these state laws also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. We expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data. In particular, the EU GDPR applies to any company established in the European Economic Area, or EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The obligations from the EU GDPR and UK GDPR, together referred to as GDPR, may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; complying with specific requirements to process health-related data; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, in each case, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy laws they generally believe are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EU’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms may be subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

We publish privacy policies, marketing materials and other statements, such as confirmation of compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management’s attention; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours in the medical field – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we, or a third party upon whom we rely, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversions of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or disclosure of confidential or proprietary information, further development and commercialization of our product candidates could be delayed.

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

To date DANYELZA has been approved for sale in the United States, Israel, China and Brazil only, but we intend to seek approval to market our products in additional selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we or our partner holding the approval such as Takeda Israel, holding the approval of DANYELZA in Israel will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

We may incur significant liability if enforcement authorities allege or determine that we are engaging in commercial activities or promoting DANYELZA or another product candidate in a way that violates applicable regulations.

Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory authorities. Off label uses are common across medical specialties. Although the FDA and other regulatory authorities do not regulate a physician’s choice of treatments, the FDA and other regulatory authorities regulate a manufacturer’s communications regarding off label use and prohibit off label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off label uses. Accordingly, we may not promote DANYELZA in the United States for use in any indications other than relapsed/refractory high risk neuroblastoma in bone and/or bone marrow. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off label uses may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

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

We currently have operations in the United States and Denmark and we maintain relationships with CMOs in the United States as well as other parts of Europe for the manufacture of our product candidates. If we further expand our operations outside of the United States, we must comply with numerous laws and regulations in each new jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. No assurance can be given that our compliance policies and procedures are or will be sufficient or that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in-licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;

●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third parties;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

If any of our owned or in-licensed patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology products and product candidates. Likewise, our current owned patents and patents in-licensed from MSK relating to our proprietary technologies and our product candidates comprise patents that are expected to expire on various dates from 2026 through 2042, without taking into account any possible patent term adjustments, extensions or supplementary protection. Upon the expiration of our current patents, we may lose the right to exclude others from practicing the relevant inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own or in-license pending patent applications from MSK and others covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2031 through 2041, without taking into account any possible patent term adjustments, extensions or supplementary protections. However, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of these patent applications. Even if granted, we may fail to obtain patent term extensions or supplementary protection certificates covering our products.

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

In April 2022 we announced the departure of our then Chief Executive Officer and in October 2023, we announced additional management transitions, including the appointment of a new President and Chief Executive Officer and transition of our President and Interim Chief Executive Officer to Chief Business Officer. We cannot assure you that any management change will not have an adverse impact on our business operations. The loss of the services of members of our executive management team and the failure to find appropriate replacements in a timely fashion could impede the achievement of our research, development and commercialization objectives.

Our President and Chief Executive Officer, Michael Rossi, joined us in November 2023. It is important to our success that Mr. Rossi, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected.

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

As of February 22, 2024, our executive officers, directors and our stockholders, who own more than 5% of our outstanding common stock in the aggregate beneficially, own shares representing approximately 22.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our ability to utilize our net operating loss carry-forwards and certain other tax attributes depends on many factors, including our future income, which cannot be assured, and the impact of any tax reform legislation or proposals. Under current law, U.S. federal net operating loss carryforwards generated in tax years beginning before January 1, 2018 may be carried forward for 20 tax years. U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to U.S. federal income tax law.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), an annual limitation is imposed on the corporation’s use of its change net operating loss carry-forwards and certain other pre-change tax attributes to offset its post-change taxable income or taxes. Based on our analysis of our Section 382 ownership changes through December 31, 2022, we believe that it is more likely than not that none of our net operating loss carryforwards will expire because of existing limitations under Section 382 of the Code, due to the large size of such limitations. We may experience Section 382 ownership changes in the future as a result of subsequent shifts in our equity ownership, many of which are outside our control. State net operating loss carryforwards may be similarly limited, and there may be periods during which the use of such net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,777,105 shares of common stock outstanding as of February 22, 2024. In addition, we have issued stock options and other equity awards under our equity compensation plans. The shares underlying these awards are registered on a registration statement on Form S-8. As a result, upon vesting, these shares can be freely exercised, as applicable, and sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have also registered 14,278,887 shares of our common stock that we may issue under our equity compensation plans as of February 22, 2024, and we plan to increase that number further.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.70 per share and as high as $55.22 per share through February 22, 2024. In the last 12 months, our stock has traded at prices as low as $2.83 per share and as high as $17.01 per share through February 22, 2024. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

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

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. For example, following volatility in the price of our common stock following the ODAC meeting in October 2022, one of our stockholders filed a putative class action lawsuit in the federal district court for alleged violations of the Securities Exchange Act of 1934, as amended. Litigation could result in substantial costs and divert our management’s attention and resources, which could have a material and adverse effect on our financial condition, business, and the per share trading price of our common stock.

We, our Chief Business Officer and Vice Chairman Mr. Thomas Gad, and our former Chief Executive Officer, Dr. Claus Juan Møller San Pedro, have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention, and we have also been named in other lawsuits. Any of these lawsuits could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and our Chief Business Officer and Vice Chairman Mr. Thomas Gad, and our former Chief Executive Officer Dr. Claus Juan Møller San Pedro, have been named as defendants in a class-action lawsuit that alleges that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Further, as also described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” on February 8, 2023, Jeffrey Hazelton, a purported Y-mAbs stockholder, filed a putative stockholder derivative action. These complaints seek, among other things, unspecified damages, and reasonable costs and expenses, including attorneys’ fees.

As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with the class-action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

In addition, on October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas. It is currently not possible to predict the duration or severity of the ongoing conflict, whether it will develop into a wider conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing and may have a material adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel pursuant to the Takeda Licensing Agreement as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement.

There can be no assurance that further deterioration in credit and financial markets, global banking stability, and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

If we engage in future acquisitions, partnerships, or other strategic transactions, this may increase our capital requirements, dilute our stockholders if we issue equity securities, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions, partnerships or other strategic transactions, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG, Adium, and WEP Clinical Ltd. Takeda Israel obtained regulatory approval for DANYELZA in Israel in August 2022 and we obtained regulatory approval for DANYELZA in China in December 2022. In May 2023, we obtained regulatory approval for DANYELZA in Brazil and in September 2023, we obtained regulatory approval for DANYELZA in Mexico. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions and the state of war between Hamas and Israel and a potential larger conflict, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or COVID-19, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our other product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the regulations of the FDA, the EU and other similar foreign regulatory requirements; provide true, complete and accurate information to the FDA, the EMA, the European Commission, and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. As we have obtained FDA approval of DANYELZA and have begun commercializing DANYELZA in the United States, our exposure under such laws has increased significantly, and our costs associated with compliance with such laws have increased significantly and are likely to continue to increase. These laws impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We qualified as a smaller reporting company and as a non-accelerated filer for the years ended December 31, 2023 and 2022. As a public company we are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. However, as a non-accelerated filer, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Our inability to operate controls effectively could cause material weaknesses in our internal control over financial reporting in the future, could have a material adverse impact on our company and consolidated financial statements and we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock. In addition, we may in the future be required to provide Section 404 of the Sarbanes-Oxley Act, or Section 404, reports by our independent registered public accounting attesting to the effectiveness of our internal control over financial reporting. An adverse report could have a material adverse impact on our company and consolidated financial statements, investor confidence in us and, as a result, the value of our common stock.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us or our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Internal control deficiencies could also result in a restatement of our financial results in the future. We could become subject to stockholder or other third-party litigation, as well as investigations by the SEC, the Nasdaq Global Select Market, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions, payment of damages or other remedies. Further, any delay in compliance with the auditor attestation provisions of Section 404, if and when applicable, could subject us to a variety of administrative sanctions, including ineligibility for short-form resale registration, action by the SEC and the suspension or delisting of our common stock, which could reduce the trading price of our common stock and could harm our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials and product, product candidates, and technology (“Information Systems and Data”).

We have a multi-stakeholder team to help identify, assess, and manage the Company’s cybersecurity threats and risks, comprised of representatives from our third-party IT administrator, Legal and Compliance Administration, and Finance departments. This team, along with our third-party IT service providers, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, by using automated monitoring tools, subscribing to analysis and services that identify cybersecurity threats, conducting scans of the threat environment, conducting internal and external review of certain data and systems, and having third parties conduct periodic assessments of our threat environment.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example maintaining an incident response policy and incident detection and response procedures, disaster recovery and business continuity plans and an IT contingency policy, encrypting certain data, conducting risk assessments for certain data and systems, implementing certain network security, physical and access controls, monitoring our systems, providing periodic training to employees and using tools such as penetration testing tools.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our IT and Legal and Compliance departments work with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, our third-party IT service provider, cybersecurity consultants, outside legal counsel, software providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, including hosting providers, CROs, and CMOs. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes, as appropriate, risk assessments of vendors, reviewing our vendors’ information security program, reports, audits, and imposing relevant contractual obligations on our vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including under the heading “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain individuals in Company management, including our Director of IT, HR & Administration, and our Chief Financial Officer, Treasurer and Secretary (CFO).

Our Director of IT, HR & Administration has been responsible for IT and cybersecurity for approximately 15 years across several organizations, and is currently responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO has had the overall IT and cybersecurity responsibility since inception of the Company in 2015 and is currently responsible for approving IT and cybersecurity related policies, processes, and procedures, approving related activities and budgets, helping prepare for cybersecurity incidents, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and CEO, as appropriate and provides for our management team to work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

As part of its oversight of the Company’s overall risk management, the audit committee is periodically updated by our CFO concerning cybersecurity threats and risks and the processes the Company has implemented to address them.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in New York, New York, where we currently lease 4,312 square feet pursuant to a lease agreement dated as of January 10, 2018. The term of the lease was six years from the date the Company began to occupy the premises and the lease was to expire in April 2024. In August 2023, we entered into a lease amendment to extend the term to April 2025. In addition, we lease 4,783 square feet of combined office and laboratory space located in Nutley, New Jersey pursuant to a lease agreement dated as of February 11, 2019, as amended, which expires on February 14, 2025.

Our wholly owned Danish subsidiary, Y-mAbs Therapeutics A/S, leases approximately 21,955 square feet of office space in Hørsholm, Denmark pursuant to a lease agreement dated September 26, 2021, which commenced on November 1, 2021. The lease is expected to last for 48 months, and we have the option, at our discretion, to terminate a portion of the lease. In January 2023, the Company notified the landlord of the Company’s intention to reduce the leased premises as a result of the Company’s January 2023 strategic restructuring.

We believe that suitable additional or alternative space for both our U.S. and Danish locations would be available as required in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

Donoghue vs. Y-mabs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. On February 1, 2024, both the Plaintiff and Mr. Gad filed their respective motions for summary judgement. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On September 29, 2023, the defendants’ motion to dismiss the amended complaint was fully briefed. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. The Court dismissed the plaintiff’s claims relating to three of four categories of challenged statements and dismissed in part plaintiff’s claims relating to the fourth category of challenged statements. The Court also dismissed one of the individual defendants from the case. The Company believes that the remaining claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of December 31, 2023 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. The Court has not yet issued its ruling on the defendants’ motion to dismiss the amended complaint, which was fully briefed as of September 8, 2023. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of December 31, 2023 as the Company does not consider a loss on the claim to be probable.

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

Holders of Our Common Stock

As of February 22, 2024 there were 6 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. For a detailed discussion of these risks and uncertainties, see Item 1A “Risk Factors” in this Annual Report on Form 10-K. See also “Forward-Looking Statements.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements, to reflect events or circumstances occurring after the date of this Annual Report, except as required by law. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA (naxitamab-gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte-Macrophage Colony-Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe.

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

We are using our proprietary SADA BiDE (two-step Self-Assembly and DisAssembly Bispecific DOTA Engaging antibody system) Pre-targeted Radioimmunotherapy Platform, or the SADA PRIT Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a two-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. We currently have six active treatment sites as of December 2023. We are pleased with our observations so far and in particular that patients dosed with the GD2-SADA protein have not experienced treatment related pain, dose limiting toxicities, related severe adverse events or serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. At this point, we have completed cohorts 1, 2 and 3, using a radioactive payload of 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood PK profile of the construct in these patients dosed with the 0.3 mg/kg and 1 mg/kg protein dose appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days. We are currently treating patients at 3.0 mg/kg in cohort 4.

The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we expect to dose the first patient in 2024. We believe the SADA PRIT Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023 following receipt of a complete response letter in November 2022 from the FDA for our Biologics License Application for radiolabeled 131I-omburtamab for central nervous system leptomeningeal metastases, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our workforce. As a result of the decrease in operating expenses in 2023 following the restructuring, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027.

This estimate reflects our current business plan, including our development plans and business strategy following the restructuring, that is supported by assumptions that may prove to be inaccurate, such that we could use our available capital resources sooner than we currently expect. This estimate assumes no income from potential new partnerships or other business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, commercializing our approved product, raising capital, and acquiring and developing our technology platform among other matters. We developed DANYELZA and our product candidates based on intellectual property subject to several license agreements with MSK, and one agreement with the Massachusetts Institute of Technology. These agreements are important to our business; for a more detailed discussion of their terms and conditions, see NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, product and license revenues generated from DANYELZA, and the proceeds from our sale of the Priority Review Voucher, or PRV, obtained upon FDA approval of DANYELZA.

As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $457.5 million and $436.0 million, respectively. For the years ended December 31, 2023 and 2022, our net loss was $21.4 million and $95.6 million, respectively. We have incurred significant net operating losses in every year since our inception. We expect our net operating losses to decrease in the future as our DANYELZA product revenue grows to help fund our significant research and development expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

•	continue to advance our lead product candidates through the regulatory process both in the U.S. and internationally;
•	continue to advance our other product candidates through pre-clinical and clinical development;
•	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
•	initiate pre-clinical studies and clinical trials for any additional product candidates we identify;
•	develop, maintain, expand and protect our intellectual property portfolio; and
•	hire additional research, sales force, commercialization, clinical and scientific personnel.

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

Omburtamab BLA and Advisory Committee Meeting

In August 2016, the FDA granted Orphan Drug Designation, or ODD, to omburtamab for NB, and in June 2017, the compound received breakthrough designation for the treatment of pediatric patients with R/R NB who have central nervous system, or CNS, leptomeningeal metastases, or LM, from NB. We submitted a BLA to the FDA for omburtamab for CNS /LM from NB in August 2020, and received a Refusal-to-File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal-to-File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022 following a series of meetings with the FDA, and in May 2022, the agency accepted our BLA for priority review. In October 2022, we met with the FDA’s Oncologic Drugs Advisory Committee, or ODAC, who reviewed 131I-omburtamab and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival. In December 2022, we received a complete response letter, or CRL, for the BLA. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. We are currently considering the future for our omburtamab development program and have received an 18-month extension of the BLA, which expires on May 30, 2025. We can provide no assurance that the development of omburtamab will continue or that omburtamab will ultimately receive FDA approval.

DANYELZA Regulatory Developments

On September 26, 2022, we announced that our partner Adium Pharma S.A. (“Adium”) submitted a regulatory filing for DANYELZA for the treatment of patients with R/R high-risk NB to the Brazilian Health Regulatory Agency. On May 23, 2023, the Brazilian Health Regulatory Agency granted marketing authorization for DANYELZA. Our distribution agreement with Adium contains no regulatory license revenue milestones related to the Brazilian Health Regulatory Agency marketing authorization. In September 2023, DANYELZA received marketing authorization in Mexico. We recognized $0.5 million of regulatory-based license revenue from Adium pursuant to our distribution agreement with Adium in the year ended December 31, 2023 in connection with the achievement of the marketing authorization in Mexico. In January 2024, we accepted the price for DANYELZA in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. We received a $0.5 million regulatory-based milestone payment in connection with the price approval from CMED in the first quarter of 2024.

We entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau in December 2020. In December 2022, DANYELZA was granted conditional approval by National Medical Products Administrative in China. In July 2023, SciClone announced that DANYELZA was officially launched in China. For the year ended December 31, 2023, we recorded $3.5 million of product revenue and related royalties from the commercial launch inventory stocking order from SciClone.

Known Trends, Geopolitical Events and Uncertainties

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. The resulting conflict and retaliatory measures by the global community have created global security concerns, including the possibility of expanded conflict, which have had and are likely to continue to have, short-term and longer-term adverse impacts on Russia, Ukraine and Europe and around the globe. Sanctions issued by the U.S. and other countries against Russia and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia, and we terminated our clinical trials of DANYELZA in Russia and put on hold our regulatory activities to obtain marketing authorization for DANYELZA in Russia. This has negatively impacted our plans to commercialize and sell DANYELZA in Russia and may therefore adversely affect our business. In addition, the war between Russia and Ukraine has had significant ramifications on global financial and energy markets, including volatility in the U.S. and global financial markets, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply-chain continuity and reduced access to liquidity globally, and has caused and may continue to cause volatility in the price of our common stock, which may adversely impact our ability to raise capital on favorable terms or at all.

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

In addition, on October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas. It is currently not possible to predict the duration or severity of the ongoing conflict, whether it will develop into a wider conflict or its effects on our business, operations and financial condition. The ongoing conflict is rapidly evolving and developing and may have a material adverse impact on our business and/or our partners. For example, it may have an adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel pursuant to the exclusive licensing and distribution agreement we entered into with Takeda Israel in November 2022, or the Takeda Licensing agreement, as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement.

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

In addition, the closures of Silicon Valley Bank and Signature Bank in 2023 have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such future bank failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. To help guard against that risk, our cash and cash equivalents are held at a large major federal, national bank. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital when needed to operate our business could be substantially impaired.

Components of Our Results of Operations

Product Revenue, Net

Product revenue consists of sales of DANYELZA, and royalty revenue generated from the sales of DANYELZA.

License Revenue

License revenue consists of payments received for the licensing rights to DANYELZA. Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional details.

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

License royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized by the Company.

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA or any other product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;
●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the terms and timing of potential regulatory approvals, including the timing of any BLA and Marketing Authorization Application, or MAA, submissions and their acceptance;
●	the potential receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA, the EMA, and the European Commission or any other non-U.S. regulatory authority;
●	any requirement by the FDA, the EMA and the European Commission or any other non-US regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the success of commercialization of approved products.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023 we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we have deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. Our research and development expenses have decreased as a result of our January 2023 restructuring.

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

Our selling, general, and administrative, or SG&A, expenses include administrative costs to support continued research and development activities, potential commercialization of additional product candidates and additional indications and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other income/(loss), net

Other income / (loss), net primarily consists of interest income earned on our money market fund and foreign currency transaction gains and losses. Other income / (loss), net can vary quarter-to-quarter based on interest rates and foreign currency fluctuations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. We believe that several accounting policies are significant to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options and asset impairments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue Recognition

To determine revenue recognition for product revenue and license revenue arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We recognize revenue from sales of DANYELZA at a point in time when our customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital for sales in the United States, and upon delivery to the distributors for sales in the international territories.

The amount of revenue we recognize from sales of DANYELZA varies due to rebates, chargebacks, returns and discounts provided under governmental and other programs, distribution-related fees and other sales-related deductions. In order to determine those deductions, we estimate, utilizing the expected value method, the amount of revenue that we will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments, and we review these estimates quarterly. If actual results, rebates, chargeback, returns and discounts vary from our original estimates, we will adjust these estimates quarterly, which would affect net product revenue and earnings in the period such variances occur.

When evaluating arrangements with intellectual property licensing, in determining performance obligations, we evaluate whether the license is distinct from the other performance obligations with the collaborative partner based on the relevant facts and circumstances for each arrangement. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the distributor and the distributor is able to use and benefit from the license. For licenses that are bundled with other promises, we evaluate the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, we determine the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. In assessing whether a promised good or service is distinct in the licensing arrangement, we consider factors such as the research, manufacturing and commercialization capabilities of the licensing partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. When evaluating arrangements that include regulatory and commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The sales-based milestones and royalty payments are recognized when the milestone is achieved or the related sales occur.

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

Fair Value of Stock Options

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

(in thousands)
REVENUES
Product revenue, net	$84,319	$49,267	$35,052	71%
License revenue	500	16,000	(15,500)	(97)
Total revenues	84,819	65,267	19,552	30
OPERATING COSTS AND EXPENSES
Cost of goods sold	11,366	7,467	3,899	52
License royalties	50	100	(50)	(50)
Research and development	54,219	91,572	(37,353)	(41)
Selling, general, and administrative	44,856	60,939	(16,083)	(26)
Total operating costs and expenses	110,491	160,078	(49,587)	(31)
Loss from operations	(25,672)	(94,811)	69,139	(73)
OTHER INCOME / (LOSS), NET
Interest and other income/(loss)	4,806	(757)	5,563	(735)
LOSS BEFORE INCOME TAXES	(20,866)	(95,568)	74,702	(78)
Provision for income taxes	561	—	561	N/A
NET LOSS	$(21,427)	$(95,568)	$74,141	(78)%

Revenues

Our product revenue, net was $84.3 million and $49.3 million in the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by an increase in new US patients and an incremental benefit from expanding into international markets. The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following (in thousands):

	Year ended December 31,		Change
	2023	2022	Amount	Percent
(in thousands)
United States	$67,814	$46,259	$21,555	47%
Other countries	16,505	3,008	13,497	449
Total product revenue, net	$84,319	$49,267	$35,052	71%

Our product revenue from other countries for the year ended December 31, 2023 increased by $13.5 million, mainly driven by an increase of $8.6 million of product revenue, net from our distribution partner, WEP and an increase of $3.5 million of product revenue and related royalties for the 2023 commercial launch initial inventory stocking order from our distribution partner, SciClone, which launched commercial sales in China in June 2023. We recognized royalty revenue from our distribution partners of $4.5 million and $2.1 million in the years ended December 31, 2023 and 2022, respectively.

In addition, we recognized $0.5 million in license revenue for the year ended December 31, 2023 upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico under the terms of the non-refundable license milestone within our sublicense agreement with Adium. During the year ended December 31, 2022, we recognized license revenue for a regulatory-based milestone of $15.0 million from SciClone, which we received in connection with the conditional marketing approval of DANYELZA in China and $1.0 million of license revenue upon the delivery of the updated FDA BLA Dossier under our sublicense with Adium.

Cost of Goods Sold

Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, indirect labor costs, third-party royalties for approved products, and indirect overhead costs. Cost of goods sold was $11.4 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively. The cost of goods sold increase was primarily driven by increased product revenue, net, and $0.8 million inventory write-off for the year ended December 31, 2023, while there was a $1.2 million charge related to a DANYELZA production batch that did not meet our quality specifications during the year ended December 31, 2022.

Our gross margin, excluding the 2023 and 2022 inventory charges, remained at 87% for the year ended December 31, 2023, compared to 2022, which was a net impact of the gross margin increase from higher revenues in the United States, offset by increased revenues from geographic areas outside of the United States, which were at a lower gross margin. We define gross margin as net product revenues less cost of goods sold divided by net product revenues.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. During 2023 and 2022, license royalties related to MSK’s share of licensing revenues. We incurred license royalty expense of $50,000 during the year ended December 31, 2023 upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico under our sublicense agreement with Adium, noted above. We incurred license royalty expense of $0.1 million during the year ended December 31, 2022 upon the delivery of the updated FDA BLA Dossier for DANYELZA in accordance with our sublicense with Adium, noted above.

Research and Development

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Year Ended
	December 31,		Change
	2023	2022	Amount	Percent

(in thousands)
Outsourced manufacturing	$13,731	$34,750	$(21,019)	(60)%
Clinical trials	6,934	8,904	(1,970)	(22)
Outsourced research and supplies	949	9,945	(8,996)	(90)
Milestones and license acquisition costs	4,125	300	3,825	1,275
Personnel costs	14,043	18,532	(4,489)	(24)
Professional and consulting fees	1,685	3,077	(1,392)	(45)
Stock-based compensation	6,252	7,830	(1,578)	(20)
Information technology expenses	2,442	2,238	204	9
Other	4,058	5,996	(1,938)	(32)
	$54,219	$91,572	$(37,353)	(41)%

Research and development expenses were $54.2 million for the year ended December 31, 2023, as compared to $91.6 million for the year ended December 31, 2022. The $37.4 million decrease was mainly due to a $21.0 million decrease in outsourced manufacturing, a $9.0 million decrease in outsourced research and supplies, a $6.1 million decrease in personnel related costs, inclusive of stock-based compensation, and a $2.0 million decrease in clinical trials. These decreases were partially offset by a $3.8 million increase in milestones and license acquisition costs primarily related to $4.1 million increase in our SADA License Agreement, as we determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress during 2023. Please refer to NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements in this Annual Report on Form 10-K for further discussion on our SADA License Agreement.

Outsourced manufacturing decreased by $21.0 million, compared to 2022, primarily due to decreased production of SADA clinical trial materials as the majority of the materials for current trials were produced in prior years, a decrease in omburtamab production due to our deprioritization of that program as a result of the CRL, and a decrease in naxitamab materials designated for clinical use.

Decreased spending on deprioritized programs resulted in decreases in outsourced manufacturing related to omburtamab production, as described above, outsourced research and supplies, personnel related costs and clinical trial costs. Outsourced research and supplies decreased by $9.0 million mainly due to a decrease in spending in clinical studies and regulatory affairs as we were preparing for the potential launch of omburtamab during 2022.

Personnel related costs, inclusive of stock-based compensation, decreased to $20.3 million in the year ended December 31, 2023, a $6.1 million decrease compared to the year ended December 31, 2022, due to the impact of the strategic restructuring plan we announced in January 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

Selling, General, and Administrative

Selling, general and administrative expenses were $44.9 million for the year ended December 31, 2023, as compared to $60.9 million for the year ended December 31, 2022. The $16.0 million decrease in selling, general and administrative expenses was primarily attributable to a $10.9 million charge for severance and share-based compensation expense in the year ended December 31, 2022 related to our former Chief Executive Officer as discussed further in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements included within this annual report on Form 10-K, and, to a lesser extent, a $3.4 million decrease in commercial expense, inclusive of costs incurred in 2022 for the preparation of a potential omburtamab launch.

Interest and Other Income/(Loss)

Interest and other income for the year ended December 31, 2023 was $4.8 million and interest and other loss for the year ended December 31, 2022 was $0.8 million. The $5.6 million favorable change in our interest and other income/(loss), reflects increased interest income for the year ended December 31, 2023, and was driven by increased money market fund investment income. We recorded impairment charges totaling $1.4 million related to the write down of the book value to fair value for two Secured Promissory Notes during the year ended December 31, 2022.

Provision for Income Taxes

Provision for income taxes was $0.6 million for the year ended December 31, 2023. We did not record any provision for income taxes for the year ended December 31, 2022. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions, and, to a lesser extent, limitation on utilization of U.S. federal net operating losses.

Liquidity and Capital Resources

Overview

Each year we have experienced a significant use of cash to fund our net operating losses since inception. We expect our net operating losses to decrease in the future as our DANYELZA product revenues grow and contribute to funding our significant research expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year. We currently have one approved product, DANYELZA, which launched in the first quarter of 2021. We have financed our operations primarily through proceeds from sales of shares of our common stock, including our initial public offering in September 2018 and our subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of our PRV obtained upon FDA approval of DANYELZA.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $78.6 million and $105.8 million, respectively. As a result of the decrease in forecasted operating expenses following the restructuring we announced in January 2023, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027. This estimate is based on our current business plan, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	Amount	Percent

(in thousands)
Net cash used in operating activities	$(27,232)	$(75,921)	$48,689	(64)%
Net cash provided by investing activities	—	—	—	NA
Net cash provided by financing activities	100	84	16	19
Effect of exchange rates on cash and cash equivalents	7	35	(28)	(80)
Net decrease in cash and cash equivalents	$(27,125)	$(75,802)	$48,677	(64)%

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $27.2 million for the year ended December 31, 2023, as compared to net cash used in operating activities of $75.9 million for the year ended December 31, 2022. The $48.7 million decrease in cash used in operating activities during the year ended December 31, 2023, compared to 2022, was primarily due to a $58.1 million improvement in our net loss, net of non-cash adjustments, which was partially offset by an increase in cash used for working capital of $9.4 million during the year ended December 31, 2023, compared to the corresponding period in 2022. The $9.4 million increase in cash used for working capital for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was driven by higher accounts receivable from increased sales activity of $5.1 million, lower accounts payable of $5.9 million due to the impact of deprioritized programs, partially offset by decreased cash used for inventories, inclusive of current and non-current inventories, of $1.4 million.

Net Cash Used in Investing Activities

We did not generate or use cash for investing activities during the years ended December 31, 2023 and 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the years ended December 31, 2023 and 2022, and consisted of proceeds from the exercise of stock options in both years.

Future Funding Requirements

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

Our cash and cash equivalents were $78.6 million as of December 31, 2023. As a result of the decrease in operating expenses after the restructuring program we announced in January 2023, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support operations into 2027. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program. We cannot provide any assurance that we will be able to obtain additional capital from new equity or debt financings, collaborations, licensing arrangements, or other sources. As a result of our 2023 reduction in workforce and revised business plan, we incurred restructuring expenses of $4.5 million, consisting predominantly of cash related to notice and severance payments of $2.8 million, which were paid in 2023, and acceleration of stock-based compensation of $1.7 million. The restructuring expenses were recognized in the first quarter of 2023.

Because of the numerous risks and uncertainties associated with the further development and commercialization of DANYELZA, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing DANYELZA, and conducting pre-clinical studies and clinical trials for our SADA constructs;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we may pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;

●	the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount and associated costs as we focus our research and development efforts on additional indications for DANYELZA and our SADA PRIT Technology and expand our commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Contractual Obligations and Commitments

A summary of the financial balances related to our material outstanding contractual commitments and the maximum financial impact related to milestones under those contractual obligations are included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Contractual obligations as of December 31, 2023 are related to payments of operating leases for our office spaces at our corporate headquarters in New York, New York, a laboratory space located in Nutley, New Jersey, and office space in Hørsholm, Denmark. Our obligations and commitments are disclosed in the contractual obligations table below:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	1 to 3 Years

Operating Lease Commitments	$1,522	$996	$526
Total	$1,522	$996	$526

In addition, we enter into contracts in the normal course of business with CROs, CMOs, clinical sites and other third parties for clinical trials, pre-clinical research studies and testing, professional consultants for expert advice and other vendors for clinical supply, manufacturing and other services. These contracts are not considered contractual obligations, as they provide for termination upon prior notice, and, therefore, are cancelable contracts and do not include any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

As further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS of our enclosed consolidated financial statements, under various licensing and related agreements with third parties, we have agreed to make milestone and royalty payments to third parties.

Research and development is inherently uncertain and, should such research and development fail, the MSK License, the CD33 License, and SADA License are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax/Y-mAbs Sublicense. We have entered into sublicenses and distribution agreements with SciClone and Takeda in 2020, Adium in 2021, and WEP in 2022, as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion of recent accounting pronouncements.

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

Y-MABS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Y-mAbs Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Y-mAbs Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of net loss and comprehensive loss, of changes in stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – United States (U.S.) Product Revenue

As described in Notes 3 and 4 to the consolidated financial statements, product revenue is generated from sales of DANYELZA, which are recognized as revenue at the point in time when the customer is deemed to have obtained control of the product, which occurs upon receipt at the end-user hospital in the U.S. Product sales are primarily recognized through the Company's arrangements with three national U.S. specialty distributors. The Company’s consolidated net product revenue was $84.3 million for the year ended December 31, 2023, of which $67.8 million is generated from the U.S.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to U.S. revenue recognition. These procedures also included, among others, (i) testing management’s reconciliation of gross revenue recognized from product sales to third-party information; (ii) evaluating the gross revenue recognized on a sample basis by obtaining and inspecting source documents, including the customer arrangements, purchase orders, invoices, proof of delivery, and cash receipts from customers; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining cash receipts from customers.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 29, 2024

We have served as the Company's auditor since 2017.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,637	$105,762
Accounts receivable, net	22,454	12,531
Inventories	5,065	6,702
Other current assets	4,955	5,452
Total current assets	111,111	130,447
Property and equipment, net	224	604
Operating lease right-of-use assets	1,412	1,739
Intangible assets, net	2,631	2,986
Other assets	12,491	5,680
TOTAL ASSETS	$127,869	$141,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,060	$14,175
Accrued liabilities	13,166	13,241
Operating lease liabilities, current portion	902	868
Total current liabilities	20,128	28,284
Accrued milestone and royalty payments	5,375	2,250
Operating lease liabilities, long-term portion	517	899
Other liabilities	864	802
TOTAL LIABILITIES	26,884	32,235
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2023 and December 31, 2022; 43,672,112 and 43,670,109 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	558,002	543,929
Accumulated other comprehensive income	449	1,331
Accumulated deficit	(457,470)	(436,043)
TOTAL STOCKHOLDERS’ EQUITY	100,985	109,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,869	$141,456

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In thousands, except share and per share data)

	For the year ended December 31,
	2023	2022

REVENUES
Product revenue, net	$84,319	$49,267
License revenue	500	16,000
Total revenues	84,819	65,267
OPERATING COSTS AND EXPENSES
Cost of goods sold	11,366	7,467
License royalties	50	100
Research and development	54,219	91,572
Selling, general, and administrative	44,856	60,939
Total operating costs and expenses	110,491	160,078
Loss from operations	(25,672)	(94,811)
OTHER INCOME/(LOSS), NET
Interest and other income/(loss)	4,806	(757)
LOSS BEFORE INCOME TAXES	(20,866)	(95,568)
Provision for income taxes	561	—
NET LOSS	$(21,427)	$(95,568)
Other comprehensive loss
Foreign currency translation	(882)	(40)
COMPREHENSIVE LOSS	$(22,309)	$(95,608)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(2.19)
Weighted average common shares outstanding, basic and diluted	43,645,388	43,703,663

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2021	43,694,716	$4	$519,206	$1,371	$(340,475)	$180,106
Exercise of stock options	20,000	—	84	—	—	84
Retirement of treasury shares – refer to Note 10	(57,887)	—	(963)	—	—	(963)
Stock-based compensation expense	13,280	—	25,602	—	—	25,602
Foreign currency translation	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	(95,568)	(95,568)
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Exercise of stock options	50,000	—	100	—	—	100
Retirement of treasury shares – refer to Note 10	(58,763)	—	(480)	—	—	(480)
Stock-based compensation expense	10,766	—	14,453	—	—	14,453
Foreign currency translation	—	—	—	(882)	—	(882)
Net loss	—	—	—	—	(21,427)	(21,427)
Balance December 31, 2023	43,672,112	$4	$558,002	$449	$(457,470)	$100,985

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,427)	$(95,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	735	839
Stock-based compensation	14,453	25,602
Foreign currency transactions and other transactions	(1,259)	3,577
Changes in assets and liabilities:
Accounts receivable, net	(9,923)	(4,819)
Inventories	1,637	(1,190)
Other current assets	17	(360)
Other assets	(6,812)	(2,510)
Accounts payable	(6,856)	(919)
Accrued liabilities and other	2,203	(573)
NET CASH USED IN OPERATING ACTIVITIES	(27,232)	(75,921)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	100	84
NET CASH PROVIDED BY FINANCING ACTIVITIES	100	84
Effect of exchange rates on cash and cash equivalents	7	35
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,125)	(75,802)
Cash and cash equivalents at the beginning of period	105,762	181,564
Cash and cash equivalents at the end of period	$78,637	$105,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$367	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Intangible assets acquisition in accrued liabilities	$—	$1,500
Right-of-use assets obtained in exchange for lease obligations	$636	$347
Acquisition of treasury shares upon repayment of secured promissory note – refer to Note 10	$480	$963

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. Y-mAbs is leveraging the Company’s proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

The Company is headquartered in New York and was incorporated on April 30, 2015 under the laws of the State of Delaware.

NOTE 2—BASIS OF PRESENTATION

The Company has incurred losses all years since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payor coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

The Company’s drug candidates are in various stages of development. DANYELZA received accelerated approval by the FDA in November 2020, but there can be no assurance that the Company’s other research and development efforts will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development and commercialization efforts are successful, it is uncertain when, if ever, the Company will become profitable. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception, and had an accumulated deficit of $457,470,000 as of December 31, 2023 and $436,043,000 as of December 31, 2022. Through December 31, 2023, the Company has funded the operations primarily through proceeds from sales of shares of the Company’s common stock, including initial public offering in September 2018 and the Company’s subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

The Company had cash and cash equivalents of $78,637,000 and $105,762,000 as of December 31, 2023 and 2022, respectively. As of the issuance date of the consolidated financial statements for the year ended December 31, 2023, the Company expects that the cash and cash equivalents at December 31, 2023 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements as currently planned through at least the next 12 months.

The Company may raise additional capital to fund future operations through the sale of the Company’s equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. These potential financing sources are in addition to successful commercialization of DANYELZA and our product candidates, for which the Company may obtain regulatory approval and marketing authorization. The

Company’s commercialization strategy may include working with a collaborator or distributor. Sufficient funds may not be available to the Company on attractive terms or at all when needed from equity, debt or other financing. If the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance the Company’s liquidity position which may include significantly reducing the rate of spending through delaying or scaling back operations, or suspending certain research and development programs and other operational programs in addition to other measures.

The accompanying consolidated financial statements reflect the accounts of the Company and the Company’s wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options and asset impairments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a treasury money market fund, which is unrestricted as to withdrawal or use. To date, the Company has not experienced a loss on the cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company’s cash and cash equivalents are held at a large major federal, national bank. The Company maintains cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. The Company does not anticipate any loss with respect to such cash balances.

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

The Company has not experienced any write-offs related to customer accounts receivables and has not recognized any allowance for doubtful accounts nor reversed any allowances during the years ended December 31, 2023 and 2022.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national U.S. specialty distributors. As of December 31, 2023, the accounts receivable balances from such distributors totaled 66% of the Company’s outstanding accounts receivable. See Note 4 – Product Revenues, Net, for details of product sales to certain customers that accounted for more than 10% of total product revenue, net. The remainder of the Company’s accounts receivable as of December 31, 2023 represented balances from international distribution partners. The Company has contractual payment terms with each customer and monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventories

The Company values the inventories at the lower of cost or net realizable value on a first-in, first-out basis. The Company’s inventory cost includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Raw and intermediate materials that may be utilized for both commercial and clinical programs are identical and given the alternative future use such amounts are initially classified as inventory. Amounts in inventory associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an alternative future use.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. The Company had inventory write-offs totaling $831,000 and $1,200,000 in the years ended December 31, 2023 and 2022, respectively, which were each recorded in cost of goods sold on the Consolidated Statements of Net Loss and Comprehensive Loss.

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

The following tables present the Company’s fair value hierarchy for cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$75,501	$—	$75,501
Total	$—	$75,501	$—	$75,501

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$86,965	$—	$86,965
Total	$—	$86,965	$—	$86,965

During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

Operating Lease Right-of-Use Assets and Operating Lease Liabilities

The Company determines if an arrangement includes a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses an estimated incremental borrowing rate based on information available at the lease commencement date. Because most of the Compnay’s leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the estimated rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company’s leases may include options to extend or terminate a lease which are included in the lease term when it is reasonably certain that the Company will exercise any such options. None of the Company’s leases contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the expected lease term. Related variable lease costs incurred are not material to the Company.

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

Revenue Recognition

To determine revenue recognition for product revenue and license revenue arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract with a customer under ASC 606, including when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Under the practical expedient permitted under Topic 606, the Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the assets is one year or less. If there are multiple distinct performance obligations, the Company allocates the transaction price to each distinct performance obligation based on its relative standalone selling price. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, the Company combines that good or service with other promised goods or services until the Company identifies a bundle of goods or services that is distinct. The standalone selling price is generally determined based on the prices charged to customers.

Product revenue, net

The Company recognizes revenue from sales of DANYELZA at a point in time when customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital for sales in the United States, and upon delivery to the distributors for sales in the international territories.

The amount of revenue the Company recognizes from sales of DANYELZA varies due to rebates, chargebacks and discounts provided under governmental and other programs, distribution-related fees and other sales-related deductions. In order to determine those deductions, the Company estimates, utilizing the expected value method, the amount of revenue that the Company will ultimately be entitled to. This estimate is based upon contracts with customers and government agencies, statutorily-defined discounts applicable to government-funded programs, estimated payor mix, and other relevant factors. Calculating these amounts involves estimates and judgments, and the Company reviews these estimates quarterly. If actual results vary from the Company’s original estimates, the Company will adjust these estimates quarterly, which would affect net product revenue and earnings in the period such variances occur.

●	Rebates and chargebacks

The Company contracts with United States governmental agencies to ensure that DANYELZA will be eligible for coverage under the various programs administered by the agencies. The Company estimates the rebates and chargebacks to be provided and deducts these estimated amounts from gross product revenues. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. The Company develops estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third-party consultants regarding the payor mix. The Company’s liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. The Company does not maintain material levels of inventory in the wholesale or retail channel.

●	Discounts and distribution-related fees

The Company provides invoice discounts on DANYELZA sales to distributors for prompt payment and fees for distribution services and invoice discounts reduce the original accounts receivable balances. The payment terms for sales to distributors generally include a 2% discount for prompt payment or fees for distribution services which are based on contractual rates agreed with the respective distributors. Based on historical data and experiences with the distributors, the Company expects the distributors to earn these discounts and fees and deduct the full amount of these discounts and fees from the Company’s gross product revenue at the time such revenues are recognized.

●	Returns

The Company offers customers limited product return rights for damaged, defective, or expiring products. The Company estimates returns on sales of DANYELZA mainly based on information provided to the Company from the hospitals and distributors. The return reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when WEP obtains control of the product upon delivery. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at December 31, 2023, within accounts receivable on the Consolidated Balance Sheets.

License revenue

The Company’s license agreements include regulatory-based milestone payments and sales-based milestone payments, in addition to royalties. The Company determines whether the achievement of each regulatory-based milestone is constrained as they are contingent upon regulatory approvals, which are not within the control of the Company and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and it is appropriate to recognize revenue.

In December 2020, the Company entered into a development and commercialization arrangement with SciClone International Pharmaceuticals Ltd., or SciClone, for certain indications of DANYELZA and omburtamab for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Based on the terms of the agreement, the Company may receive regulatory-based milestone payments up to $40,000,000, of which $15,000,000 has already been recognized and received in December 2022 for the conditional approval of DANYELZA in China, and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when each milestone is achieved.

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

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of the Company’s antibodies omburtamab, if approved, and DANYELZA. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to $3,000,000, of which $1,000,000 was received in April 2022 upon the submission of the updated FDA BLA dossier for DANYELZA. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. The agreement with Adium does not contain a regulatory-based milestone related to the Brazilian Health Regulatory Agency’s approval for marketing authorization, which was granted during the three months ended June 30, 2023. During the year ended December 31, 2023, the Company recognized $500,000 in regulatory-based license revenue from Adium pursuant to the distribution agreement in connection with the September 2023 achievement of marketing authorization for DANYELZA in Mexico. In January 2024, the Company accepted the price approval for the first product in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. The Company received $0.5 million regulatory-based payment from Adium in connection with the price approval from CMED in the first quarter of 2024. The Company expects that the sales-based milestones and royalty payments will be recognized when and if the milestones are achieved or the related sales occur.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory, or sales-based milestone payments or royalties under this distribution agreement.

Segment Information

The Company is engaged solely in operations related to the discovery, development, distribution and commercialization of novel antibody-based therapeutic products for the treatment of cancer, which the Company defines as one operating segment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of life of lease or 15 years

Depreciation expense on property and equipment was $386,000 and $662,000 for the years ended December 31, 2023 and 2022.

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

The Company did not have impairment of long-lived assets for the year ended December 31, 2023.

Provision for Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to net operating loss carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. The Company maintains a full valuation allowance on deferred tax assets based on cumulative historical and expected losses. If the Company achieves profitability, the Company will consider the continued need for such a full valuation allowance.

Tax returns are prepared and filed based on the Company’s interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s provision for income taxes for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company will report a liability for unrecognized tax benefits resulting from any uncertain tax positions taken or expected to be taken on a tax return.

The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.

In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low-Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2023 as a result of GILTI.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for the Company’s employees and consultants that perform research activities, the fees paid to maintain licenses, the payments to third-party CMOs and CROs for manufacturing and services performed for products in development, and consumables and other materials used in research and development. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates.

Additionally, the Company is obligated to make certain royalty and clinical, regulatory and sales-based milestone payments in accordance with the contractual terms of the MSK License, CD33 License, MabVax Sublicense, and SADA License based upon the resolution of certain contingencies. The Company records the clinical and regulatory milestone payments when the achievement of the milestones or payment of the milestones is deemed probable, and the amount of the payment is reasonably estimable. As it relates to clinical and regulatory milestone payments under the licensing arrangements, those may become due and payable with the passage of time whether or not the milestones have actually been met. When evaluating whether milestones should be recognized under the licensing arrangements, the Company relies on the collective clinical experience within the organization to determine the likelihood of achievement, as well as the current stage of the compounds under development, estimates of the progress of the Company’s preclinical studies and clinical trials, completion of milestone events per underlying agreements, the time expected to complete certain development activities, each party’s termination right under the license agreements, invoices received and contracted costs when evaluating whether the clinical milestones should be recognized in each reporting period. The Company reviews estimates each period and determines whether to make revisions to such estimates as necessary.

Selling, General and Administrative

The Company expenses selling, general, and administrative costs as incurred. Selling, general and administrative costs consist primarily of salaries, bonus, benefits, and stock-based compensation expenses for personnel in executive, commercial, finance and administrative functions. Other significant costs include costs of commercialization of DAYNELZA, costs of legal matters and insurance. Other significant costs for 2022 also included commercial cost related to the potential launch of omburtamab in 2022. Advertising and promotion costs are included in selling, general, and administrative expenses and were immaterial in the years ended December 31, 2023 and 2022. Advertising and product promotion costs are expensed as incurred.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is limited available historical volatility experience. Therefore, we estimate our expected share price volatility based on the weighting of our own volatility in the estimation with the historical volatility of a group of publicly traded peer companies, and we expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

The fair value of restricted stock units is determined at the grant-date price of the Company’s common stock.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with shareholders. The difference between net loss and comprehensive loss for the period presented in the accompanying consolidated financial statements was due to foreign currency translation.

Foreign Currency

The consolidated financial statements of the Company’s international subsidiary with a functional currency other than the U.S. dollar is translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates during the period for operating results. Translation gains and losses are included in Accumulated Other Comprehensive Income/(Loss) in the Consolidated Statement of Net Loss and Comprehensive Loss. The Company recognized foreign currency translation losses of $882,000 and $40,000 for the years ended December 31, 2023 and 2022, respectively. Foreign currency transaction gains and losses are included in interest and other income/(loss), net, in the Consolidated Statements of Net Loss and Comprehensive Loss. The Company recorded a foreign currency transaction gain of $524,000 and a foreign currency transaction loss of $848,000 for the years ended December 31, 2023, and 2022, respectively.

Earnings Per Share

The Company reports net earnings per share in accordance with ASC 260, Earnings per Share. Basic net loss per share (“EPS”) is calculated by dividing net income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated by adjusting weighted average common shares outstanding for the dilutive effect of common stock options and restricted stock units. In periods in which a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Similarly, securities that could potentially dilute basic EPS in the future are not included in the computation of diluted EPS because to do so would have been antidilutive.

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

In December 2023, the FASB issued ASU 2023-09, Improvement to income tax disclosures (Topic 740). ASU 2023-09 addresses annual disclosures related to the income tax rate reconciliation and the income taxes paid within the tax note. ASU 2023-09 requires consistent categories and greater disaggregation of information in the income tax rate reconciliation as well as a disaggregation of taxes paid by jurisdiction for the income taxes paid. ASU 2023-09 is required to be adopted by the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this update on the Company’s disclosures.

The Company has evaluated all other accounting pronouncements recently issued but not yet adopted and believes that these pronouncements will not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 4—PRODUCT REVENUE, NET

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following (in thousands):

	Year ended December 31,
	2023	2022

United States	$67,814	$46,259
Other countries	16,505	3,008
Total product revenue, net	$84,319	$49,267

The majority of the Company’s product sales were in the United States with additional sales in China, Europe, Latin America and Israel through sublicenses and distribution agreements. The Company’s product revenue, net from other countries for the year ended December 31, 2023, included $8,621,000 of product revenue, net from the Company’s distribution partner, WEP. The Company’s product revenue, net from other countries for the year ended December 31, 2023, also included $3,535,000 of product revenue and related royalties for the commercial launch initial inventory stocking order from the Company’s distribution partner, SciClone, which launched commercial sales in China in June 2023. The Company recognized royalty revenue from the distribution partners of $4,453,000 and $2,120,000 in the years ended December 31, 2023 and 2022, respectively.

The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net for the years ended December 31, 2023 and 2022. McKesson, AmerisourceBergen, WEP and Cardinal Health accounted for 46%, 22%, 10% and 13%, respectively, of the Company’s product revenue, net for the year ended December 31, 2023. McKesson, AmerisourceBergen, and Cardinal Health accounted for 71%, 17%, and 10%, respectively, of the Company’s product revenue, net for the year ended December 31, 2022.

As of December 31, 2023, the Company has recorded on the Consolidated Balance Sheets accounts receivable of approximately $5,834,000, of which $3,684,000 represents an unbilled portion to which we have unconditional rights to collect the consideration, and accrued liabilities of $326,000 related to product sales to WEP during the year ended December 31, 2023.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of December 31, 2023, the Company had recorded accounts receivable allowances of approximately $492,000 and accrued liabilities of $2,309,000 related to product sales. As of December 31, 2022, the Company had recorded accounts receivable allowances of approximately $508,000 and accrued liabilities of $2,474,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in thousands):

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

Balance December 31, 2022	$33	$2,905	$44	$2,982
Current provisions relating to sales in current year	238	8,361	519	9,118
Payments/credits relating to sales in current year	(230)	(7,482)	(497)	(8,209)
Change in estimate related to sales in the prior year	—	(1,090)	—	(1,090)
Balance December 31, 2023	$41	$2,694	$66	$2,801

During the year ended December 31, 2023, the Company recorded a change in estimate related to assessed Medicaid claims data experience and reserves for historical earned periods. The change in estimate resulted in a benefit of $1,090,000 for the year ended December 31, 2023.

NOTE 5—NET LOSS PER SHARE

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Year ended December 31,
	2023	2022

Net loss (numerator)	$(21,427)	$(95,568)
Weighted-average shares (denominator), basic and diluted	43,645	43,704
Basic and diluted net loss per share	$(0.49)	$(2.19)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units outstanding totaled 9,658,737 shares and 7,113,122 shares as of December 31, 2023 and 2022, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Work In Progress	$14,021	$11,317
Finished Goods	2,992	666
Total Inventories	$17,013	$11,983

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	December 31, 2023	December 31, 2022
CURRENT ASSETS
Inventories	$5,065	$6,702
Total recorded in Current Assets	5,065	6,702

NONCURRENT ASSETS
Other assets	11,948	5,281
Total recorded in Noncurrent Assets	11,948	5,281
Total Inventories	$17,013	$11,983

As of December 31, 2023 and 2022, the Company has classified $11,948,000 and $5,281,000, respectively, of work in progress inventories as noncurrent assets based on the Company’s current demand schedule and expectation that such inventory will be utilized after one year from the balance sheet date. Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of other assets.

During the year ended December 31, 2023 and 2022, the Company recorded charges to write off inventory of $831,000 and $1,200,000, respectively.

NOTE 7— INTANGIBLE ASSETS, NET

The Company’s intangible assets, net as of December 31, 2023 totaled $2,631,000, net of $669,000 of accumulated amortization. The Company’s intangible assets, net as of December 31, 2022 totaled $2,986,000, net of $314,000 of accumulated amortization. The Company recognized an intangible asset of $1,500,000 for the royalty payable to MSK in 2022 for their share of the regulatory-based milestone payment of $15,000,000 by SciClone for the conditional approval of DANYELZA in China. The Company’s intangible assets, net related to capitalized milestone payments made following FDA and other regulatory approvals, and commercialization of DANYELZA.

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2024 to 2028, and $856,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2023 and December 31, 2022 are as follows (in thousands):

	December 31,	December 31,
	2023	2022

Accrued licensing, milestone and royalty payments	$3,452	$4,002
Accrued clinical costs	597	932
Accrued compensation and board fees	3,858	2,445
Accrued manufacturing costs	2,531	2,977
Accrued sales reserves	2,309	2,474
Other	419	411
Total	$13,166	$13,241

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into three license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements include the MSK License Agreement, dated August 20, 2015, between the Company and MSK (the “MSK License”), and the CD33 License Agreement, dated November 13, 2017, between the Company and MSK (the “CD33 License”). Through the Settlement and Assumption and Assignment

of the MSK License and Y-mAbs Sublicense Agreement, dated December 2, 2019, among MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., (together “MabVax"), the Company and MSK (the “SAAA”), the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax.

In addition, the Company entered into a license agreement, dated April 15, 2020, with MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax License Agreement and SADA License Agreement, collectively.

In the past, the Company had defined MSK as a related-party under the Company’s related-party policy. During the year ended December 31, 2023, the Company updated the related-party policy to remove MSK as a related-party as MSK does not participate on the Company’s Board of Directors, does not have a significant ownership in the Company, and is not in a position to exert decision making power.

MSK License

The MSK License relates to intellectual property for DANYELZA and requires the Company to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License even if the related milestone activity is not achieved.

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

The terms of the MSK License provide that MSK is entitled to receive 40% of the income generated from the sale of first PRV, and 33% of any income generated from the sale of any subsequent PRV or the sale of other comparable incentives provided by any non U.S. jurisdiction. The Company sold the first PRV in connection with DANYELZA, and collected the proceeds in January 2021.

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

CD33 License

The CD33 License grants the Company a worldwide, sub licensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know how to develop, make and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics in connection with certain CD33 antibodies generated in a specific principal investigator’s laboratory at MSK and constructs thereof. The CD33 License is exclusive with respect to such patent rights and tangible materials within such know how, and nonexclusive with respect to MSK’s rights in such know how and related intellectual property rights. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met.

In addition, the CD33 License contains minimum royalty payments that become due beginning in year 10 of $40,000 per year over the royalty term, increasing to $60,000 once a patent within the licensed rights is issued, subject to increase and creditable against any royalty payments due based on sales in the future. The Company is required to pay mid to high single digit royalties on sales of licensed products. Additionally, the terms of the CD33 License provide that MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non U.S. jurisdiction.

The MSK CD33 License will expire, on a country by country basis, and on a licensed-product by licensed-product or licensed service by licensed service basis, on the later of (i) the expiration of the last to expire of the patents and patent applications covering such licensed product or service in such country, (ii) the expiration of any market exclusivity period granted by a regulatory authority for such licensed product or service in such country, or (iii) 15 years from the first commercial sale of such licensed product or service in such country.

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

MabVax/MSK License

Pursuant to the SAAA, the Company is granted certain patent rights and know-how for development and commercialization of products for the prevention or treatment of NB by means of administering a bi-valent ganglioside vaccine.

Pursuant to the SAAA, the Company is required to pay development milestones and mid-single digit royalty payments to MSK. In addition, if the Company obtains FDA approval for the GD2-GD3 Vaccine, then the Company is obligated to file with the FDA for a PRV. The SAAA stipulates that, if the Company is granted a PRV from the FDA covering a licensed product under the MabVax/Y-mAbs Sublicense and the PRV is subsequently sold, the Company will pay directly to MSK a total of 20% of the proceeds from the sale thereof. The MabVax License Agreement will expire with effect for the Company, on a country-by-country basis, on the later of the expiration of (i) 10 years from the first commercial sale of the licensed product in such country or (ii) the last to expire valid claim covering such licensed product rights at the time of and in the country of sale.

SADA License

Pursuant to the SADA License Agreement, the Company was granted an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent and intellectual property to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the Self-Assembly DisAssembly Pretargeted, or SADA PRIT, technology platform.

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

The Company is also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement even if the related milestone activity is not achieved.

In addition, to the extent the Company enters into sublicense arrangements, the Company is obligated to pay to MSK and MIT a percentage of certain payments received from sublicensees of the rights licensed to us by MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. The Company has not entered into any sublicenses related to the SADA License Agreement. For each of the constructs previously generated by MSK using the SADA PRIT Technology and sold for the Company by a sublicensee, the Company may pay sales milestones up to $60,000,000, in total, based on the achievement of various levels of cumulative net sales made by the sublicensee.

The Company recognized an expense of $4,125,000 related to clinical milestones under the SADA License Agreement during the year ended December 31, 2023, as the Company determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress. The Company did not recognize any expenses related to milestones under the SADA License Agreement during the year ended December 31, 2022. The Company made a final $1,000,000 license continuation payment under the SADA License Agreement in the year ended December 31, 2022. The Company had current liabilities of $1,000,000 and $605,000 in accrued liabilities as of December 31, 2023 and 2022, respectively. The Company had non-current liabilities of $3,125,000 in accrued milestone and royalty payments as of December 31, 2023. The Company made a payment of $605,000 in the year ended December 31, 2023, related to achievement of the milestone for dosing the first patient in the Phase 1 trial of GD2-SADA in April 2023.

Failure by the Company to meet certain conditions under the arrangement could cause the related license to such licensed products to be canceled and could result in termination of the entire arrangement with MSK and MIT. In addition, the Company may terminate the SADA License Agreement with prior written notice.

Summary of Significant License Agreements and Related Commitments

The below table represents the maximum clinical, regulatory or sales-based milestones as reflected within the significant license agreements, certain of which have been paid in prior periods or are accrued as presented in the table below (in thousands):

	Maximum	Maximum	Maximum
	Clinical	Regulatory	Sales-based
Agreements	Milestones	Milestones	Milestones
MSK	$ 2,450	$ 9,000	$ 20,000
CD33	550	500	7,500
MabVax	200	1,200	—
SADA	4,730	18,125	23,750

The below table represents all obligations pertaining to the significant license agreements that have been paid, expensed or accrued as of and for the years ended December 31, 2023 and 2022 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	Twelve	Twelve	Twelve	Twelve	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	Current	Non-current	Current	Non-current
	ended	ended	ended	ended	as of	as of	as of	as of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Agreements	2023	2022	2023	2022	2023	2023	2022	2022
MSK	$6,027	$2,871	$5,158	$3,582	$2,452	$1,950	$3,397	$1,950
CD33	—	150	—	—	—	300	—	300
MabVax	10	10	10	10	—	—	—	—
SADA	605	1,000	4,125	—	1,000	3,125	605	—

Minimum royalties and certain clinical, regulatory and sales milestones that become due based upon the passage of time under the MSK License Agreement, CD33 License Agreement, the MabVax Agreement, and the SADA License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of December 31, 2023 and December 31, 2022.

Research and development is inherently uncertain and should such research and development fail, the MSK License Agreement, the CD33 License Agreement, the SADA License Agreement and the MabVax License Agreement as well as the MabVax/Y-mAbs Sublicense are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the respective agreement when considering whether any clinical or regulatory-based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

Other agreements

The Company has also entered into various other support agreements with MSK including a sponsored research agreement to provide research services related to the intellectual property licensed under the MSK License Agreement; a master data services agreement, for services provided up to approximately five full-time employees at MSK, who are engaged in transferring clinical data, databases, regulatory files and other know-how included in the MSK License Agreement to the Company; a master clinical trial agreement pursuant to which the Company committed to fund certain clinical trials at MSK; two separate core facility service agreements pursuant to which the Company committed to obtaining certain laboratory services from MSK; and in October 2020 the Company entered into a SADA sponsored research agreement pursuant to which the Company agreed to pay MSK to provide research services over a period of three years related to the intellectual property licensed under the SADA License Agreement. The scientific research took place over a period that commenced in September 2020 and ended in February 2022.

For the years ended December 31, 2023 and 2022, the Company incurred research and development expenses of $190,000 and $1,746,000, respectively, under these agreements.

Lease Agreements

In February 2019, the Company entered into a lease agreement in connection with the Company’s 4,548 square feet laboratory in New Jersey. In December 2019, the Company expanded the space with an additional 235 square feet. The original term of the lease was three years from the date the Company occupied the premises, with an option to extend for an additional two years which was to expire in January 2024, which the Company exercised and had included in the determination of the related lease liability. In July 2023, the Company entered into a lease amendment to extend the term to February 2025. Fixed rent payable under the lease is approximately $177,000 per annum and is payable in equal monthly installments of approximately $15,000 per month.

In January 2018, the Company entered into a lease agreement in connection with the Company’s corporate headquarters in New York. The term of the lease was six years from the date the Company began to occupy the premises and the lease was to expire in April 2024. In August 2023, the Company entered into a lease amendment to extend the term to April 2025. Fixed rent payable under the lease is approximately $408,000 per annum and is payable in equal monthly installments of approximately $34,000.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000. In January 2023, the Company notified the landlord of the intention to reduce the leased premise as a result of the Company’s strategic restructuring. The lease modification resulted in an immaterial charge in the year ended December 31, 2023.

Total operating lease costs were $1,033,000 and $2,646,000 for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the operating lease expenses were recorded as $780,000 in research and development expense and $253,000 in selling, general and administrative expense. For the year ended December 31, 2022, the expenses were recorded as $2,404,000 in research and development expense and $242,000 in selling, general and administrative expense. Cash paid for amounts included in the measurement of lease liabilities was $1,057,000 and $2,286,000 for the years ended December 31, 2023 and 2022, and were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	Operating Leases	Operating Leases
	as of December 31, 2023	as of December 31, 2022
Years ending December 31,
2023	$—	$997
2024	996	490
2025	526	419
Total lease payments	1,522	1,906
Less: Imputed interest	(103)	(139)
Total operating lease liabilities as of period end	$1,419	$1,767

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2023, the weighted average remaining lease term is 1.61 years and the weighted average discount rate used to determine the operating lease liability is 8.3%. As of December 31, 2022, the weighted average remaining lease term was 2.36 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Former Chief Executive Officer Contractual Severance Related Benefits

On April 27, 2022, the Company announced certain executive management changes. Effective April 22, 2022, Dr. Claus Juan Møller San Pedro stepped down from his positions as Chief Executive Officer and as a member of the Company’s Board of Directors. There were no disagreements with the Company expressed by Dr. Møller on any matters relating to the Company’s operations, policies or practices. Dr. Møller’s contractual severance related benefits provided for cash compensation of $1,589,000, which included salary and certain benefits continuation. All of the cash compensation had been paid as of December 31, 2022. Also, under terms of the equity award agreement, Dr. Møller’s outstanding stock option awards will continue to vest as scheduled and become exercisable when vested. This resulted in a non-cash share-based compensation charge of $9,286,000 in the year ended December 31, 2022 as there was no longer a service condition related to such awards. The total charge of $10,875,000 related to the executive management change was recorded in selling, general and administrative expenses during the year ended December 31, 2022. There was no financial impact in the year ended December 31, 2023.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company has been named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit names the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it seeks to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit. The parties have completed documentary discovery and depositions. On February 1, 2024, both the Plaintiff and Mr. Gad filed their respective motions for summary judgment. The Company is of the opinion that the claim is without merit and intends to maintain this position in the proceedings. In addition, the Company has been informed by Mr. Gad that he also believes the claim is without merit, that he has strong defenses against such claim and that he intends to vigorously defend the action. The Company has assessed the proceedings and does not believe that it is probable that a gain or a liability will be realized by the Company. As a result, the Company did not record any loss or gain contingencies for this matter.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On September 29, 2023, the defendants’ motion to dismiss the amended complaint was fully briefed. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. The Court dismissed the plaintiff’s claims relating to three of four categories of challenged statements and dismissed in part plaintiff’s claims relating to the fourth category of challenged statements. The Court also dismissed one of the individual defendants from the case. The Company believes that the remaining claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of December 31, 2023 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. The Court has not yet issued its ruling on the defendants’ motion to dismiss the amended complaint, which was fully briefed as of September 8, 2023. The Company is of the opinion that the claims are without merit and intends to maintain this position in the proceedings. The Company has not established a liability for this claim as of December 31, 2023 as the Company does not consider a loss on the claim to be probable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2023 and 2022, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,672,112 shares and 43,670,109 shares of common stock as of December 31, 2023 and 2022, respectively.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of December 31, 2023 and 2022.

Stock Grant Agreements with Non-Employees

In April 2020, in connection with the SADA License Agreement, the Company entered into two stock grant agreements pursuant to which the Company agreed to issue a total of 213,996 shares to two non-employee researchers who were involved in the development of the SADA PRIT in consideration for their respective prior service. All 213,996 shares were issued in April 2020 into escrow with 40% of the shares immediately vesting at the time of issuance and the remaining 60% of the shares subject to vesting ratably over the next three years on the anniversary date of the agreement. The remaining 20% of the award vested in April 2023 resulting in all 213,996 shares being vested as of December 31, 2023. There is no cash settlement feature, and no future service is required for the non-employee researchers to vest and receive the shares on grant date. In April 2020, the Company recognized $7,376,000, the fair value of the issued shares on the grant date, within research and development expense. There is no future expense related to these awards.

In July 2020, pursuant to the stock grant agreements, the Company also loaned the two researchers a total of $2,610,000 related to their individual tax payments due in conjunction with the stock grants. Each of the loans are evidenced by a Secured Promissory Note, which had respective maturity dates in April 2023 and June 2023. The outstanding principal amount of each loan, together with all accrued interest thereon at the rate of 1% per annum, was due and payable on the respective maturity dates of the loans. The loans were secured by Pledge and Security Agreements, pursuant to which the researchers pledged the shares as security for repayment of the loans. In July 2022, one of the researchers repaid their loan, which had a maturity date in April 2023, and accrued interest, which resulted in a de minimis loss compared to the amortized cost of the loan, in exchange for 57,887 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $963,000, based on the share price on the settlement date. The Company subsequently cancelled the acquired treasury shares resulting in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $963,000. During the fourth quarter of 2022, the Company concluded that the other loan receivable, with a maturity date of June 2023, was impaired, which resulted in a $1,051,000 charge for the year ended December 31, 2022. In June 2023, the other researcher repaid his loan, which resulted in a de minimis gain compared to the book value of the loan, which included the impact of the previous impairment charge. The loan was repaid in exchange for 58,763 shares that remained pledged as part of its security. Upon receipt, the Company recorded treasury shares at an acquisition cost of $480,000, based on the closing price of the Company’s common stock on the settlement date. The Company subsequently cancelled the acquired treasury shares, which resulted in a reduction of outstanding common stock and a reduction of additional paid-in-capital totaling $480,000.

There were no shares issued to non-employee researchers in 2023 and 2022.

NOTE 11—STOCK-BASED COMPENSATION

2015 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance pursuant to the 2015 Plan. Options granted under the 2015 Plan vest according to the schedule specified in the grant agreements, which is generally a four-year period and generally become immediately exercisable upon the occurrence of a change in control, as defined. Upon the 2018 Equity Incentive Plan (the “2018 Plan”) becoming effective in September 2018, no further grants are allowed under the 2015 Plan.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in connection with the Company’s initial public offering in September 2018. However, options outstanding under the 2015 Plan continue to be governed by the 2015 Plan. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 through 2029, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. As of December 31, 2023, the Company had 3,107,673 shares available for grant under the 2018 Equity Incentive Plan.

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

Stock Options

During the years ended December 31, 2023 and 2022, stock-based compensation for stock option grants were $13,757,000 and $25,274,000, respectively, for options granted to employees and directors. The expense for the year ended December 31, 2023, was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 14— RESTRUCTURING CHARGE. Stock-based compensation during the year ended December 31, 2022 includes $9,286,000 related to the departure of the former Chief Executive Officer, which was recorded upon his separation in the second quarter of 2022 based on the terms of his service agreement and is further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. For the year ended December 31, 2023, the expenses were recorded as $8,000,000 in research and development expense and $5,757,000 in selling, general, and administrative expense. For the year ended December 31, 2022, the expenses were recorded as $7,540,000 in research and development expense and $17,734,000 in selling, general, and administrative expense.

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Risk-free interest rate	3.92%	3.12%
Expected term (in years)	6.2	5.9
Expected volatility	82.9%	73.6%
Expected dividend yield	—%	—%

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest at December 31, 2022	7,079,767	$21.27	$3,112	6.45
Granted	2,586,040	5.25
Exercised	(50,000)	2.00
Forfeited	(308,477)	11.10
Outstanding and expected to vest at December 31, 2023	9,307,330	$17.26	$10,012	6.44
Exercisable at December 31, 2023	5,958,167	21.00	6,195	5.03

The weighted average fair value of stock options granted during the years ended December 31, 2023 and 2022 was $3.86 and $7.64, respectively. There were 2,586,040 and 653,000 stock options granted for the years ended December 31, 2023 and 2022, respectively.

Options granted during the years ended December 31, 2023 and 2022 have a maximum contractual term of ten years.

There were 1,105,500 options granted in the year ended December 31, 2023 under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan. During the second quarter of 2023, 83,700 options were granted to non-executive directors, which will vest ratably on a monthly basis over the next 12 months after the grant date, provided that in each case that the recipient remains as a non-executive director through vesting date. The expected term for the options granted to certain non-executive directors was 5.5 years and the risk-free interest rate was approximately 3.9%. The remaining 1,396,840 options granted in the year ended December 31, 2023, of which 690,240 options were granted in connection with the start of the Company’s new President and Chief Executive Officer and transition of the Company’s interim Chief Executive Officer to Chief Business Officer, have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date. The expected term for these options granted in the year ended December 31, 2023 was 5.50 to 6.25 years, the volatility ranged 82.4% to 86.7%, and the risk-free interest rate ranged approximately 3.5% to 4.7%.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is only limited available historical volatility experience. Therefore, the Company estimates expected share price volatility based on a combination of the historical volatility of a group of publicly traded peer companies and the historical volatility of the Y-mAbs share price, and the Company expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of the Company’s own traded share price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on shares of common stock and the Company does not expect to pay any cash dividends in the foreseeable future. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the year ended December 31, 2023.

As of December 31, 2023, the Company had $15,937,000 of unrecognized compensation expense related to employee stock options that are expected to vest over a period of 2.75 years.

Restricted Stock Units

For the years ended December 31, 2023 and 2022, stock-based compensation for restricted stock unit grants was $696,000 and $328,000, respectively. For the year ended December 31, 2023, the expenses were recorded as $410,000 in research and development expense and $286,000 in selling, general, and administrative expense. For the year ended December 31, 2022, the expenses were recorded as $289,000 in research and development expense and $39,000 in selling, general, and administrative expense.

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest at December 31, 2022	33,355	$17.77	1.77
Granted	389,898	4.84
Vested	(10,766)	18.90
Forfeited	(61,080)	8.12
Outstanding and expected to vest at December 31, 2023	351,407	$5.06	1.99

The table above includes 362,400 restricted stock units granted in the year ended December 31, 2023, under the Company’s retention program, which were granted to the continuing employees that were not subject to the Company’s strategic restructuring plan.

As of December 31, 2023, the Company had $1,338,000 of unrecognized compensation related to employee restricted stock units that are expected to vest over a period of 1.99 years.

NOTE 12—INCOME TAXES

Domestic and foreign loss before income taxes are as follows (in thousands):

	For The Year Ended December 31,
	2023	2022
United States	$(17,232)	$(87,827)
Foreign	(3,634)	(7,741)
Total	$(20,866)	$(95,568)

The Company's current income tax provision was $561,000 during the year ended December 31, 2023, and the Company did not have a current income tax provision during the year ended December 31, 2022.

Current and deferred income taxes (tax benefits) are as follows (in thousands):

	For The Year Ended December 31,
	2023	2022
Current income tax
Federal	$200	$—
State	361	—
Foreign	—	18
Total current income taxes (tax benefits)	561	18
Deferred income tax
Federal	—	—
State	—	—
Foreign	—	(18)
Total deferred income taxes (tax benefits)	—	(18)
Total income taxes (tax benefits)	$561	$—

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% for tax years ended December 31, 2023 and 2022, respectively, and income taxes provided are set forth below (in thousands):

	For The Year Ended December 31,
	2023	2022
Taxes on income at U.S. federal statutory rate	$(4,382)	$(20,069)
State and local taxes, net of federal tax effects	(411)	(5,661)
Effect of rate change	(2,127)	861
Foreign tax rate differential	(110)	(95)
Valuation allowance	6,407	25,116
Tax credits	(135)	(1,749)
Uncertain tax position	—	18
Deferred adjustments	439	969
Shared based compensation	1,011	1,265
Other	(131)	(655)
Total	$561	$—

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets/(liabilities):
Acquired intangibles	$3,702	$2,657
Unrealized foreign exchange loss	(87)	263
Accrued royalty	671	914
Stock based compensation	11,603	13,353
Net operating loss carryforwards	83,237	86,072
Tax credit carryforwards	16,336	16,799
Right of use asset	(507)	(413)
Lease liability	515	435
Capitalized research and experimentation	33,088	21,902
Other	402	572
Total deferred tax assets/(liabilities)	148,960	142,554
Valuation allowance	(148,960)	(142,554)
Net deferred tax assets/(liabilities)	$—	$—

The Company maintains a full valuation allowance on U.S. and foreign deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In the Company’s evaluation, the Company considered cumulative losses historically and in recent years and its forecasted losses in the near term as significant negative evidence. Based upon review of available positive and negative evidence, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on the Company’s U.S. and foreign deferred tax assets will be maintained. The Company will continue to assess the realizability of the Company’s deferred tax assets and will adjust the valuation allowance as needed.

As of December 31, 2023, the Company had U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $245,242,000 and $189,831,000, respectively. The Company also had U.S. federal tax credit carryforwards of $16,336,000 as of December 31, 2023. The federal NOL of approximately $245,242,000 can be carried forward indefinitely but is limited to offset 80% of taxable income. The state and local jurisdiction NOLs and tax credit carryforwards will begin to expire in 2030. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company has performed an analysis of the Company’s Section 382 ownership changes through December 31, 2022. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382. The Company also has Danish NOL carryforwards of $21,628,000 which have an indefinite carryforward period.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions.

Changes in the Company’s unrecognized tax benefits, excluding the related accrual of interest and penalties, from January 1 through December 31 are set forth below (in thousands):

	Year Ended
	December 31,
	2023	2022
Beginning balance	$—	$304
Additions for prior year tax positions	—	18
Settlements	—	(322)
Ending balance	$—	$—

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

The Company classifies interest and penalty expense related to income tax expense as components of the tax provision for income taxes. As of December 31, 2023, the Company does not have any interest or penalties accrued related to the total amount of unrecognized tax benefits.

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the years ended December 31, 2023 and 2022.

The Company has established a retirement program for employees of the Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the years ended December 31, 2023 and 2022. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. The Company’s Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 — RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend cash resources and prioritize resources for the commercialization and potential label extension of DANYELZA and the development of the SADA PRIT technology platform. The Company completed the restructuring in May 2023, which resulted in an approximately 35% reduction to the Company’s workforce. Affected employees were offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the year ended December 31, 2023, the Company recognized restructuring expenses of $4,482,000, based on the currency rate for the period. For the year ended December 31, 2023, the Company recorded $3,346,000 and $1,136,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance benefits of $2,776,000, which were paid as of December 31, 2023, and acceleration of stock-based compensation of $1,706,000 which was recognized in the year ended December 31, 2023 as there is no longer a service condition related to such awards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Information Regarding the Board and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information regarding the Board of Directors and Corporate Governance” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
The financial statements listed in the Index to Financial Statements beginning on page 141 are filed as part of this Annual Report on Form 10-K.

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the required information is included in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page 141.

(a)3.	Exhibits

EXHIBIT INDEX

Exhibit No.

3.3	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Form S-1 filed August 24, 2018).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Form S-1 filed August 24, 2018).

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed September 7, 2018).

4.2	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

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

10.17†	Non-Employee Director Compensation Policy, adopted on January 17, 2023 (incorporated by reference to Exhibit 10.41 to Registrant’s Form 10-K filed March 30, 2023).

10.18†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Form S-1 filed August 24, 2018).

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

10.30†	Employment Agreement for Dr. Steen Lisby, effective as of August 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed, May 9, 2022).

10.31†	Amendment to Employment Agreement for Dr. Steen Lisby, effective as of June 1, 2020 (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed, May 9, 2022).

10.32†	Employment Agreement for Dr. Vignesh Rajah, effective as of June 2, 2020 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q filed, May 9, 2022).

10.33†	Amendment to Employment Agreement for Dr. Vignesh Rajah, effective as of March 1, 2021 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q filed, May 9, 2022).

10.34†*	Amendment to Employment Agreement for Dr. Vignesh Rajah, effective as of January 1, 2024 (filed herewith)

10.35†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed August 8, 2022).

10.36†

Retention Bonus Agreement, dated May 30, 2022 by and between EVP and Chief Financial Officer, Bo Kruse and Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed August 8, 2022).

10.37†	Form of Retention Bonus Agreement of Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed August 8, 2022).

10.38†	Form of Retention Bonus Agreement of Y-mAbs Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed August 8, 2022).

10.39†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed November 7, 2022).

10.40†

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 7, 2022).

10.41†

Separation Agreement and General Release, effective as of September 22, 2022, between Y-mAbs Therapeutics, Inc. and Claus Juan Møller San Pedro (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed November 7, 2022).

10.42†	Employment Agreement for Ms. Susan Smith, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.42 to Registrant’s Form 10-K filed March 30, 2023).

10.43†	Employment Agreement entered into on October 17, 2023, between Michael Rossi and the Company (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 18, 2023).

10.44†

Employee Confidential Information and Inventions Assignment Agreement, dated October 17, 2023, between Michael Rossi and the Company (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 18, 2023)

10.45

Amendment, dated August 16, 2023, to Lease Agreement dated January 10, 2018, by and between the Company and RXR HB Owner LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed November 13, 2023)

10.46†*	Form of Performance Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (filed herewith)

21.1*	Subsidiary of the Registrant.

23*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.

31.1*#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97.1*	Y-mAbs Therapeutics, Inc. Executive Compensation Recoupment Policy (filed herewith)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: February 29, 2024	By:	/s/ Michael Rossi
Michael Rossi
President, Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Michael Rossi, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the February 29, 2024.

/s/ MICHAEL ROSSI	Director, President, Chief Executive Officer
Michael Rossi	(Principal Executive Officer)

/s/ BO KRUSE	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Bo Kruse	(Principal Financial and Accounting Officer)

/s/ THOMAS GAD	Director
Thomas Gad

/s/ JOHAN WEDELL-WEDELLSBORG	Director
Johan Wedell-Wedellsborg

/s/ LAURA J. HAMILL	Director
Laura J. Hamill

/s/ GÉRARD BER	Director
Gérard Ber

/s/ ASHUTOSH TYAGI	Director
Ashutosh Tyagi

/s/ JAMES I. HEALY	Director
James I. Healy

/s/ DAVID N. GILL	Director
David N. Gill