Form 10-Q
period 2024-03-31
Y-mAbs Therapeutics, Inc.
filed 2024-05-07
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 43,882,638 shares of Common Stock ($0.0001 par value) outstanding as of April 30, 2024.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements\, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we made. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, licensing agreements, collaborations, joint ventures, or investments that we may make.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless expressly indicated or the context requires otherwise, the terms "Y-mAbs," "Company," "we," "us," and "our" in this document refer to Y-mAbs Therapeutics, Inc., a Delaware corporation, and, where appropriate, its subsidiary.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects.

These risks are discussed more fully below under “Risk Factors” and include, but are not limited to the following:

●	We may not be able to successfully implement our business model, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop, obtain regulatory approval of and commercialize our other product candidates;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidates for which we may receive marketing approval may not be realized;
●	Our expectations with respect to the commercial value of any of our product candidates, including antibody constructs based on Self-Assembly Dis-Assembly Pre-targeted Radioimmunotherapy, or SADA PRIT, technology platform, may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, expanding the indications for, and selling DANYELZA and any current or future product candidates for which we may receive marketing approval. This includes our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	The SADA PRIT Technology that we use has not been approved for commercial use by the FDA or any other regulatory authority and our clinical effort may not result in approval or marketable products;
●	The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities, and if an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our product candidates, such event could adversely affect other clinical trials of our product candidates;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	Our expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	Any collaboration agreement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products or to enter new therapeutic areas;

●	We currently depend on third parties for a portion of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves. If the third parties fail to comply with regulations, our financial results and financial condition could be adversely affected;
●	We are dependent on our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our ability to maintain our exclusive rights under the 2015 MSK License Agreement (as amended), or the MSK License Agreement, and the 2020 SADA License Agreement, or the SADA License Agreement as well as our relationship with MSK as a user of DANYELZA and any future products;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We will require substantial additional funding to finance our operations, complete the development and commercialization of our product and product candidates, and evaluate future product candidates, programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Our expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by health crises, macroeconomic conditions, such as inflation and high interest rates, uncertain global financial markets, supply-chain disruptions, and by geopolitical events, including the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia; as well as the state of the war involving Israel and the related risk of a more global conflict;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find a suitable replacement for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner;
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products;
●	Any litigation to which we are a party could result in substantial damages or other adverse consequences to our business and may divert management’s time and attention from our business. Any litigation that is successful against us may result in the incurrence of substantial liability if our insurance is inadequate.

You should read this Quarterly Report and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from the plans, intentions, and expectations disclosed in the forward-looking statements we may make.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,749	$78,637
Accounts receivable, net	20,588	22,454
Inventories	8,448	5,065
Other current assets	3,482	4,955
Total current assets	108,267	111,111
Property and equipment, net	153	224
Operating lease right-of-use assets	1,179	1,412
Intangible assets, net	2,543	2,631
Other assets	11,173	12,491
TOTAL ASSETS	$123,315	$127,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,728	$6,060
Accrued liabilities	9,989	13,166
Operating lease liabilities, current portion	888	902
Total current liabilities	17,605	20,128
Accrued milestone and royalty payments	5,375	5,375
Operating lease liabilities, long-term portion	293	517
Other liabilities	853	864
TOTAL LIABILITIES	24,126	26,884
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 43,852,638 and 43,672,112 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	562,436	558,002
Accumulated other comprehensive income	848	449
Accumulated deficit	(464,099)	(457,470)
TOTAL STOCKHOLDERS’ EQUITY	99,189	100,985
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,315	$127,869

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2024	2023

REVENUES
Product revenue, net	$19,431	$20,251
License revenue	500	—
Total revenues	19,931	20,251
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,097	2,083
License royalties	50	—
Research and development	13,267	13,418
Selling, general, and administrative	11,425	12,251
Total operating costs and expenses	26,839	27,752
Loss from operations	(6,908)	(7,501)
OTHER INCOME, NET
Interest and other income	439	1,111
LOSS BEFORE INCOME TAXES	(6,469)	(6,390)
Provision for income taxes	160	—
NET LOSS	$(6,629)	$(6,390)
Other comprehensive income/(loss)
Foreign currency translation	399	(306)
COMPREHENSIVE LOSS	$(6,230)	$(6,696)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.15)
Weighted average common shares outstanding, basic and diluted	43,779,456	43,671,589

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Stock-based compensation expense	7,658	—	5,304	—	—	5,304
Foreign currency translation	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(6,390)	(6,390)
Balance March 31, 2023	43,677,767	$4	$549,233	$1,025	$(442,433)	$107,829
				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2023	43,672,112	$4	$558,002	$449	$(457,470)	$100,985
Exercise of stock options	71,550	—	588	—	—	588
Stock-based compensation expense	108,976	—	3,846	—	—	3,846
Foreign currency translation	—	—	—	399	—	399
Net loss	—	—	—	—	(6,629)	(6,629)
Balance March 31, 2024	43,852,638	$4	$562,436	$848	$(464,099)	$99,189

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,629)	$(6,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	182
Stock-based compensation	3,846	5,304
Foreign currency and other transactions	492	(456)
Changes in assets and liabilities:
Accounts receivable, net	1,866	(6,171)
Inventories	(3,383)	(2,243)
Other current assets	1,473	1,722
Other assets	1,318	(2,983)
Accounts payable	176	(4,771)
Accrued liabilities and other	(2,795)	2,682
NET CASH USED IN OPERATING ACTIVITIES	(3,477)	(13,124)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	588	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	588	—
Effect of exchange rates on cash and cash equivalents	1	(9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,888)	(13,133)
Cash and cash equivalents at the beginning of period	78,637	105,762
Cash and cash equivalents at the end of period	$75,749	$92,629

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

NOTE 2—BASIS OF PRESENTATION

The Company has incurred losses in every year since inception. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of drug candidate development; technological uncertainty; uncertainty regarding patents and proprietary rights; uncertainty in obtaining the FDA approval in the United States and regulatory approval in other jurisdictions; marketing or sales capability or experience; uncertainty in getting adequate payor coverage and reimbursement; dependence on key personnel; compliance with government regulations and the need to obtain additional financing. The Company’s drug candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance reporting capabilities.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit of $464,099,000 as of March 31, 2024 and $457,470,000 as of December 31, 2023. Through March 31, 2024, the Company has funded the operations primarily through proceeds from sales of shares of the Company’s common stock, including the initial public offering in September 2018 and the Company’s subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

The Company had cash and cash equivalents of $75,749,000 and $78,637,000 as of March 31, 2024 and December 31, 2023, respectively. As of the issuance date of the consolidated financial statements for the quarter ended March 31, 2024, the Company expects that the cash and cash equivalents as of March 31, 2024 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements as currently planned through at least the next 12 months from the date of the financial statements are issued.

The Company may raise additional capital to fund future operations through the sale of the Company’s equity securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. These potential financing sources are in addition to the successful commercialization of DANYELZA and our product candidates, for which the Company may obtain regulatory approval and marketing authorization. The Company’s commercialization strategy may include working with a collaborator or distributor. Sufficient funds may not be available to the Company on attractive terms or at all when needed from equity, debt or other financing. If the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance the Company’s liquidity position which may include significantly reducing the rate of spending through delaying or scaling back operations, or suspending certain research and development programs and other operational programs in addition to other measures.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and the Company’s wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less from date of purchase to be cash equivalents. All cash and cash equivalents are held in highly rated securities including a treasury money market fund, which is unrestricted as to withdrawal or use. To date, the Company has not experienced a loss on cash and cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term and liquid nature. The Company’s cash and cash equivalents are held at a large major federal, national bank. The Company maintains cash balances in excess of insured limits. The Company monitors the financial performance, credit ratings and liquidity of the money market fund to timely assess and respond to any changes in the asset values of the fund. The Company does not anticipate any loss with respect to such cash balances.

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

The Company has not experienced any write-offs related to customer accounts receivable and has not recognized any allowance for doubtful accounts nor reversed any allowances in the three months ended March 31, 2024 and 2023.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national United States (“U.S.”) specialty distributors. As of March 31, 2024, the accounts receivable balances from such distributors totaled 76% of the Company’s outstanding accounts receivable. See NOTE 4 – PRODUCT REVENUE, NET, for details of product sales to certain customers that accounted for more than 10% of total product revenue, net. The remainder of the Company’s accounts receivable as of March 31, 2024 represented balances from international distribution partners. The Company has contractual payment terms with each customer and monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

Inventories

The Company values inventories at the lower of cost or net realizable value on a first-in, first-out basis. The Company’s inventory cost includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Raw and intermediate materials that may be utilized for both commercial and clinical programs are identical and given the alternative future use such amounts are initially classified as inventories. Amounts in inventories associated with clinical development programs are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an alternative future use.

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For DANYELZA, the Company commenced capitalization of inventories at the receipt of FDA approval.

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment occurs. Such impairment charges, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. No material inventory write-downs occurred in the three months ended March 31, 2024 and 2023.

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

The following tables present the Company’s fair value hierarchy for cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$71,466	$—	$71,466
Total	$—	$71,466	$—	$71,466

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$75,501	$—	$75,501
Total	$—	$75,501	$—	$75,501

During the quarter ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

The Company’s leases may include options to extend or terminate a lease which is included in the lease term when it is reasonably certain that the Company will exercise any such options. None of the Company’s leases contain any residual value guarantees. Lease expense is recognized on a straight-line basis over the expected lease term. Related variable lease costs incurred are not material to the Company.

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

Product revenue, net

The Company recognizes revenue from sales of DANYELZA at a point in time when the Company’s customer is deemed to have obtained control of the product, which generally occurs upon receipt at the end-user hospital for sales in the United States, and upon delivery to the distributors for sales in the international territories.

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

The Company contracts with United States governmental agencies to ensure that DANYELZA will be eligible for coverage under the various programs administered by the agencies. The Company estimates the rebates and chargebacks to be provided and deducts these estimated amounts from gross product revenues. These reserves are recorded in the same period the revenue is recognized, resulting in a reduction of product revenue and the establishment of accrued liabilities for the rebates and a reduction of accounts receivable for the chargebacks. The Company develops estimates for rebates and chargebacks based upon (i) the Company’s contracts with these agencies, (ii) the government-mandated discounts applicable to government-funded programs, and (iii) information obtained from hospitals and third-party consultants regarding the payor mix. The Company’s liability for these rebates and chargebacks mainly consists of claims for which invoices have not yet been received and paid. The Company does not maintain material levels of inventories in the wholesale or retail channel.

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

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when WEP obtains control of the product upon delivery. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at March 31, 2024, within accounts receivable on the Consolidated Balance Sheets.

License revenue

The Company’s license agreements include regulatory-based milestone payments and sales-based milestone payments, in addition to royalties. The Company determines whether the achievement of each regulatory-based milestone is constrained as they are contingent upon regulatory approvals, which are not within the control of the Company and therefore not deemed probable. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and when it is appropriate to recognize revenue.

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

In November 2020, the Company entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, the West Bank and the Gaza Strip. Based on the terms of the arrangement, the Company may receive regulatory-based milestone payments up to $750,000, of which $250,000 has already been recognized, and sales-based milestone payments up to $500,000 and is entitled to royalties based upon the net sales generated by Takeda related to the product in the territory. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when the milestone is achieved, or the related sales occur.

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

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor of DANYELZA in Latin America. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to $3,000,000, of which $2,000,000 has already been recognized, and is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. In April 2022, the Company received $1,000,000 upon the submission of the updated FDA Biologics License Applications (“BLA”) dossier for DANYELZA. In addition, during third quarter of 2023, the Company recognized $500,000 in regulatory-based license revenue from Adium pursuant to the distribution agreement in connection with the September 2023 achievement of marketing authorization for DANYELZA in Mexico. Lastly, in January 2024, the Company accepted the price approval for the first product in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. The Company received $500,000 regulatory-based payment from Adium in connection with the price approval from CMED in the three months ended March 31, 2024. The Company expects that the sales-based milestones and royalty payments will be recognized when and if the milestones are achieved or the related sales occur.

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory, or sales-based milestone payments or royalties under this distribution agreement.

Stock-Based Compensation

The Company measures stock options granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, over the requisite service period, which for employees and directors is the vesting period of the respective award. Forfeitures are accounted for as they occur. The Company issues stock options with only service based and records the expense for these awards using the straight-line method over the requisite service period.

The fair value of each stock option grant is estimated on the grant date using the Black Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is limited available historical volatility experience. Therefore, the Company estimates expected stock volatility based on the weighting of the Company’s historical volatility with the historical volatility of a group of publicly traded peer companies, and the Company expects to continue to do so until there is adequate historical data regarding the volatility of the Company’s traded stock prices. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

The fair value of restricted stock units is determined at the grant-date price of the Company’s common stock.

The fair value of performance-based restricted stock units (“PRSU”) is determined using a Monte-Carlo simulation model. The vesting of each tranche of the award depends on the fulfillment of both a service condition and the achievement of a stock price hurdle at the end of each tranche’s performance period, based on an average of the closing stock price over the 30 consecutive trading days immediately preceding each tranche’s vesting date. The stock price volatility is simulated using the Company’s historical volatility calculated from daily stock returns over a lookback term which equals the remaining service period from the grant date. The risk-free rate is determined using the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specific effective date. The Company adopted ASU 2021-01 (as amended by ASU 2022-06), ASU 2020-06, ASU 2022-03, ASU 2022-04, ASU 2023-01, ASU 2023-02 and ASU 2023-07 effective January 1, 2024, and the adoption of these new standards did not have a material impact on the Company’s consolidated financial statements or disclosures.

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

NOTE 4—PRODUCT REVENUE, NET

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following (in thousands):

	Three months ended March 31,
	2024	2023

United States	$18,610	$16,833
Other countries	821	3,418
Total product revenue, net	$19,431	$20,251

The majority of the Company’s product sales were in the United States with additional sales in China, Europe, Latin America, and Israel through sublicenses and distribution agreements. The Company’s product revenue, net from other countries for the three months ended March 31, 2023 included $2,516,000 of product revenue, net from the Company’s distribution partner, WEP, in connection with the Company’s early access program for DANYELZA in Europe. There is no product revenue, net from WEP in the three months ended March 31, 2024. The Company recognized royalty revenue from the distribution partners of $462,000 and $658,000 in the three months ended March 31, 2024 and 2023, respectively.

The Company had product sales to certain customers that accounted for more than 10% of total product revenue, net for the three months ended March 31, 2024 and 2023. McKesson, AmerisourceBergen and Cardinal Health, accounted for 51%, 25%, and 22%, respectively, of the Company’s product revenue, net for the three months ended March 31, 2024. McKesson, AmerisourceBergen, Cardinal Health and WEP accounted for 45%, 29%, 13% and 12%, respectively, of the Company’s product revenue, net for the three months ended March 31, 2023.

As of March 31, 2024, the Company had recorded on the Consolidated Balance Sheets accounts receivable of approximately $20,588,000, of which $2,241,000 represents an unbilled portion to which the Company has unconditional rights to collect the consideration, and accrued liabilities of $198,000 related to product sales to WEP during the year ended December 31, 2023.

Revenue from product sales is recorded net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of March 31, 2024, the Company had recorded accounts receivable allowances of approximately $617,000 and accrued liabilities of $1,910,000 related to product sales. As of December 31, 2023, the Company had recorded accounts receivable allowances of approximately $492,000 and accrued liabilities of $2,309,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in thousands):

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

Balance December 31, 2023	$41	$2,694	$66	$2,801
Current provisions relating to sales in current year	94	2,667	3	2,764
Payments/credits relating to sales in current year	(54)	(2,690)	—	(2,744)
Change in estimate related to sales in the prior year	—	(294)	—	(294)
Balance March 31, 2024	$81	$2,377	$69	$2,527

NOTE 5—NET LOSS PER SHARE

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2024	2023

Net loss (numerator)	$(6,629)	$(6,390)
Weighted-average shares (denominator), basic and diluted	43,779	43,672
Basic and diluted net loss per share	$(0.15)	$(0.15)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units outstanding totaled 11,226,739 shares and 8,894,258 shares as of March 31, 2024 and 2023, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Raw Material	$261	$—
Work In Progress	16,550	14,021
Finished Goods	2,378	2,992
Total Inventories	$19,189	$17,013

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	March 31, 2024	December 31, 2023
CURRENT ASSETS
Inventories	$8,448	$5,065
Total recorded in Current Assets	8,448	5,065

NONCURRENT ASSETS
Other assets	10,741	11,948
Total recorded in Noncurrent Assets	10,741	11,948
Total Inventories	$19,189	$17,013

As of March 31, 2024 and December 31, 2023, the Company has classified $10,741,000 and $11,948,000, respectively, of work-in-progress inventories as noncurrent assets based on the Company’s current demand schedule and expectation that such inventories will be utilized after one year from the balance sheet date. Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of other assets.

During the three months ended March 31, 2024 and 2023, the Company did not record any material charges to write off inventories.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net related to capitalized milestone payments made following FDA and other regulatory approvals, and commercialization of DANYELZA. The Company’s intangible assets, net as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
DANYELZA	$3,300	$757	$2,543	$3,300	$669	$2,631

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2024 to 2028, and $768,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31,	December 31,
	2024	2023

Accrued licensing, milestone and royalty payments	$2,459	$3,452
Accrued clinical costs	794	597
Accrued compensation and board fees	2,165	3,858
Accrued manufacturing costs	1,948	2,531
Accrued sales reserves	1,910	2,309
Other	713	419
Total	$9,989	$13,166

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

In addition, the Company entered into a license agreement, dated April 15, 2020, with MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued licensing, milestone and royalty payments are inclusive of obligations under the MSK License Agreement, CD33 License Agreement, MabVax License Agreement and SADA License Agreement, collectively.

The Company’s material license agreements are detailed in NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

MSK License Agreement

The MSK License Agreement relates to intellectual property for DANYELZA and requires the Company to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and the Company’s affiliates and sublicensees. The Company is required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. The Company is also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License.

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

The Company did not recognize any expense related to milestones under the SADA License Agreement during the three months ended March 31, 2024 and 2023, respectively. The Company recognized an expense of $4,125,000 related to clinical milestones under the SADA License Agreement during the year ended December 31, 2023, as the Company determined certain time-based clinical milestones within the agreement are probable based on the availability of necessary data and the assessment of clinical progress during the year ended December 31, 2023. The Company had $4,125,000 in accrued liabilities as of March 31, 2024 and December 31, 2023. The Company made a payment of $605,000 in the year ended December 31, 2023 related to achievement of the milestone for dosing the first patient in the Phase 1 trial of GD2-SADA in April 2023. The Company did not make any payments under SADA License Agreement in the three months ended March 31, 2024.

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

The below table represents all obligations pertaining to the significant license agreements that have been paid, expensed, or accrued for during the three months ended March 31, 2024 and 2023, and as of March 31, 2024 and December 31, 2023 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	three	three	three	three	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	current	non-current	current	non-current
	ended	ended	ended	ended	as of	as of	as of	as of
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	December 31,	December 31,
Agreements	2024	2023	2024	2023	2024	2024	2023	2023
MSK	$2,377	$3,245	$1,348	$1,223	$1,459	$1,950	$2,452	$1,950
CD33	—	—	—	—	—	300	—	300
SADA	—	—	—	—	1,000	3,125	1,000	3,125

Minimum royalties and certain clinical, regulatory and sales milestones that become due based upon the passage of time under the MSK License Agreement, CD33 License Agreement, the MabVax Agreement, and the SADA License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of March 31, 2024 and December 31, 2023.

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

Total operating lease costs were $246,000 and $340,000 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the expenses were recorded as $168,000 in research and development expense and $78,000 in selling, general, and administrative expense. During the three months ended March 31, 2023, the expenses were recorded as $283,000 in research and development expense and $57,000 in selling, general, and administrative expense. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2024 and 2023 was $251,000 and $259,000, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Remainder of 2024	$730	$—
Years ending December 31,
2024	—	996
2025	525	526
Total lease payments	1,255	1,522
Less: Imputed interest	(74)	(103)
Total operating lease liabilities as of period end	$1,181	$1,419

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates the incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2024, the weighted average remaining lease term was 1.37 years and the weighted average discount rate used to determine the operating lease liability was 8.3%. As of December 31, 2023, the weighted average remaining lease term is 1.61 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

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

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On September 29, 2023, the defendants’ motion to dismiss the amended complaint was fully briefed. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. The Court dismissed the plaintiff’s claims relating to three of four categories of challenged statements and dismissed in part plaintiff’s claims relating to the fourth category of challenged statements. The Court also dismissed one of the individual defendants from the case. The Company believes that the remaining claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of March 31, 2024 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the amended complaint was fully briefed as of September 8, 2023. On April 3, 2024, the parties informed the Court that they had agreed to resolve the matter on mootness grounds and hoped to reach agreement on formal documentation. The Company has not established a liability for this claim as of March 31, 2024 as the Company does not consider a loss on the claim to be estimable.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of March 31, 2024 and December 31, 2023, the Company has authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 43,852,638 shares and 43,672,112 shares of common stock as of March 31, 2024 and December 31, 2023.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of March 31, 2024 or December 31, 2023.

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

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in connection with the Company’s initial public offering in September 2018. However, options outstanding under the 2015 Plan continue to be governed by the 2015 Plan. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, including performance-based restricted stock units (“PRSUs”), to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 through 2029, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. As of March 31, 2024, the Company had 3,106,029 shares available for grant under the 2018 Equity Incentive Plan.

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

Stock-Based Compensation Expense

During the three months ended March 31, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Three months ended March 31,
	2024	2023
Stock-based compensation by type of award
Restricted stock units (excluding PRSUs)	$421	$187
PRSUs	53	—
Stock options	3,372	5,117
Total stock-based compensation expense	$3,846	$5,304

Stock-based compensation by type of expense
Research and development expenses	$1,872	$2,306
Selling, general and administrative expenses	1,974	2,998
Total stock-based compensation expense	$3,846	$5,304

The expense for the three months ended March 31, 2023 was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 14— RESTRUCTURING CHARGE. There is no financial impact from the restructuring in the three months ended March 31, 2024.

Unrecognized Stock-Based Compensation Expense

The following table sets forth the Company’s unrecognized stock-based compensation expense as of March 31, 2024, by type of award and the weighted-average period over which the Company expects to recognize the expense (in thousands):

	March 31, 2024
	Unrecognized	Weighted average
	compensation expense	recognition period (years)
Type of award
Restricted stock units (excluding PRSUs)	$4,872	2.4
PRSUs	605	1.9
Stock options	23,991	3.0
Total unrecognized stock-based compensation expense	$29,468

Restricted Stock Unit (Excluding PRSU) Activity

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest as of December 31, 2023	351,407	$5.06	1.99
Granted	400,277	10.96
Vested	(108,976)	4.82
Forfeited	(39,934)	7.35
Outstanding and expected to vest as of March 31, 2024	602,774	$8.87	2.41

During the three months ended March 31, 2024, 4,660 shares of RSUs were granted to a new non-executive director, which will vest equal quarterly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through vesting date. The remaining 395,617 shares of RSUs granted in the three months ended March 31, 2024 will vest annually over the next 3 years, provided in each case that the recipient remains an employee of the Company through each vesting date.

Performance-based Restricted Stock Unit (PRSUs) Activity

The following table summarizes restricted stock units issued and outstanding:

Weighted
		Weighted	average
		average	remaining
	Performance	grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest as of December 31, 2023	—	$—	—
Granted	54,000	12.19
Vested	—	—
Forfeited	—	—
Outstanding and expected to vest as of March 31, 2024	54,000	$12.19	1.87

The PRSUs of 54,000 shares issued in the three months ended March 31, 2024 vest in three equal tranches over a three-year period. The assumptions that the Company used to determine the fair value of the PRSUs granted in the three months ended March 31, 2024 using a Monte-Carlo simulation model were as follows:

Three months ended March 31,
2024

Risk-free interest rate	4.2%
Expected volatility	101.0%
Expected dividend yield	—%

The Company did not issue any PRSUs in the three months ended March 31, 2023.

Stock Options

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest as of December 31, 2023	9,307,330	$17.26	$10,012	6.44
Granted	1,450,790	11.23
Exercised	(71,550)	8.22
Forfeited	(116,605)	6.34
Outstanding and expected to vest as of March 31, 2024	10,569,965	$16.61	$60,339	6.63
Exercisable as of March 31, 2024	6,453,371	$20.29	$31,312	5.06

All of the options granted in the three months ended March 31, 2024, have a maximum contractual term of ten years. During the three months ended March 31, 2024, 1,422,890 options were granted and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date. The remaining 27,900 options were granted to a new non-executive director, which will vest equal monthly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through vesting date.

The weighted average fair value of stock options granted for the three months ended March 31, 2024 and 2023 was $8.24 and $3.40, respectively. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors in the three months ended March 31, 2024 and 2023 are set forth in the table below and presented on a weighted average basis. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the three months ended March 31, 2024:

	Three months ended March 31,
	2024	2023

Risk-free interest rate	4.1%	3.60%
Expected term (in years)	6.3	6.3
Expected volatility	84.0%	82.6%
Expected dividend yield	—%	—%

NOTE 12—INCOME TAXES

During the three months ended March 31, 2024 and 2023, the Company experienced pre-tax net losses of $6,469,000 and $6,390,000. The Company’s current income tax provision was $160,000 during the three months ended March 31, 2024, and the Company did not have a current income tax provision during the three months ended March 31, 2023. There were no deferred income tax provisions during the three months ended March 31, 2024 and 2023.

The Company’s tax returns for the years 2017 to 2022 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three months ended March 31, 2024 and 2023.

The Company has established a retirement program for employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three months ended March 31, 2024 and 2023. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14—RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend cash resources and prioritize resources for the commercialization and potential label extension of DANYELZA and the development of the SADA PRIT Technology platform. The Company completed the restructuring in May 2023, which resulted in an approximately 35% reduction to the Company’s workforce. Affected employees were offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the three months ended March 31, 2023, the Company recognized restructuring expenses of $4,482,000 based on the currency rate for the period. For the three months ended March 31, 2023, the Company recorded $3,346,000 and $1,136,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance benefits of $2,776,000, and acceleration of stock-based compensation of $1,706,000, which was recognized in the three months ended March 31, 2023 as there was no longer a service condition related to such awards.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the information under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines.

Our only approved drug DANYELZA (naxitamab gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021.

DANYELZA has been evaluated in a Phase 2 clinical study in front line NB, a pilot study of chemoimmunotherapy for high-risk NB, and is currently being evaluated in a pivotal-stage multicenter trial (Study 201) which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA, as well as a Phase 2 clinical study in second line relapsed osteosarcoma patients.

We are using our proprietary SADA PRIT Technology, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a two-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. We currently have six active treatment sites as of March 31, 2024. We are pleased with our observations so far and in particular that patients dosed with the GD2-SADA protein have not experienced dose limiting toxicities or related serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. At this point, we have completed cohorts 1, 2 and 3, using a radioactive payload of 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood PK profile of the construct in these patients dosed with the 0.3 mg/kg and 1 mg/kg of protein appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days. We are currently treating patients at 3.0 mg/kg in cohort 4.

The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we expect to dose the first patient in 2024. Further, we plan to submit an IND to the FDA for a Phase 1 multicenter study of GD2-SADA for the potential treatment of neuroblastoma in 2024.We believe the SADA PRIT Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023, following receipt of a complete response letter in November 2022 from the FDA for our Biologics License Application for radiolabeled 131I-omburtamab for central nervous system leptomeningeal metastases, or CNS-LM, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In addition to deprioritizing the omburtamab program for all indications and product candidates, we deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our workforce.

We have further determined to cease all development work on radiolabeled omburtamab for CNS-LM, and to suspend the development work on our GD2-GD3 Vaccine and CD33 bispecific antibody constructs to continue focusing our development resources on additional indications for DANYELZA and potential applications for our SADA/PRIT platform. As a result of the decrease in operating expenses from the 2023 restructuring and our current business strategy, we estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027.

This estimate reflects our current business plan, including our development plans and business strategy following the restructuring, that is supported by assumptions that may prove to be inaccurate, such that we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program, the GD2-GD3 Vaccine and the CD33 bispecific antibody constructs. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financing, collaborations, licensing arrangements, or other sources.

Since our inception on April 30, 2015, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying potential product candidates, conducting pre-clinical studies of our product candidates and clinical trials of our lead product candidates, commercializing our approved product, raising capital, and acquiring and developing our technology platform among other matters. We developed DANYELZA and our product candidates based on intellectual property subject to several license agreements with MSK, and one agreement with the Massachusetts Institute of Technology. These agreements are important to our business; for a more detailed discussion of their terms and conditions, see further details in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

To date, we have financed our operations primarily through private placements of our securities, proceeds from our IPO and proceeds from our two subsequent public offerings, product and license revenues generated from DANYELZA, and the proceeds from our sale of the Priority Review Voucher, or PRV, obtained upon FDA approval of DANYELZA.

As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $464.1 million and $457.5 million, respectively. We experienced net losses of $6.6 million and $6.4 million for the three months ended March 31, 2024 and 2023, respectively. We have incurred significant net operating losses in every year since our inception. We expect our net operating losses to decrease in the future as our DANYELZA product revenue grows to help fund our significant research and development expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

For DANYELZA, and for any other product candidates for which we obtain regulatory approval, if any, we expect to incur significant milestone costs, as well as commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we may continue to fund our operations through public or private equity or debt financing or other sources, including strategic collaborations. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates. Because of the numerous risks and uncertainties associated with the development of our existing product candidates and any future product candidates, our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is uncertain, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us and could have a negative impact on our financial condition.

In March, we entered into a separation agreement with our Chief Scientific Officer, Steen Lisby. The search for a new Chief Scientific Officer is ongoing with focus on the continued advancement of our novel radiopharmaceutical platform. The Separation Agreement did not result in a material impact to our consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Components of Our Results of Operations

Product Revenue, Net

Product revenue consists of sales of DANYELZA, and royalty revenue generated from the sales of DANYELZA.

License Revenue

License revenue consists of payments received for the licensing rights to DANYELZA. Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

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

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA or any other product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

●	the number of clinical sites included in the trials;

●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;

●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;

●	significant and changing government regulation and regulatory guidance;

●	the performance of our existing and any future collaborators;

●	the number of doses patients receive;

●	the duration of patient follow-up;

●	the results of our clinical trials and pre-clinical studies;

●	the establishment of commercial manufacturing capabilities;

●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;

●	the terms and timing of potential regulatory approvals, including the timing of any BLA and Marketing Authorization Application, or MAA, submissions and their acceptance;

●	the potential receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA, the European Medicines Agency, or EMA, and European Commission, or any other non-U.S. regulatory authority;

●	any requirement by the FDA, the EMA and the European Commission, or any other non-US regulatory authority to conduct post market surveillance or safety studies;

●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	the success of commercialization of approved products.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of a potential trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile, and we have determined to discontinue our radiolabeled omburtamab development program for CNS-LM. If we are required and we determine to conduct additional clinical trials of a product candidate, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources, and we are currently focused on the continued commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In addition to discontinuing development of omburtamab for CNS-LM, we have suspended further work related to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs. Following the January 2023 restructuring, our research and development expenses have decreased from historic averages. Our Research and Development expenses have stayed consistent for the three months ended March 31, 2024 and 2023.

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

Other income, net

Other income, net primarily consists of interest income earned on our money market fund and foreign currency transaction gains and losses. Other income, net can vary quarter-to-quarter based on interest rates and foreign currency fluctuations.

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

A summary of critical accounting policies and significant judgements and estimates are included in NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

For a discussion of critical accounting policies, see the section entitled “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

(in thousands)
REVENUES
Product revenue, net	$19,431	$20,251	$(820)	(4)%
License revenue	500	—	500	N/A
Total revenues	19,931	20,251	(320)	(2)
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,097	2,083	14	1
License royalties	50	—	50	N/A
Research and development	13,267	13,418	(151)	(1)
Selling, general, and administrative	11,425	12,251	(826)	(7)
Total operating costs and expenses	26,839	27,752	(913)	(3)
Loss from operations	(6,908)	(7,501)	593	(8)
OTHER INCOME, NET
Interest and other income	439	1,111	(672)	(60)
LOSS BEFORE INCOME TAXES	(6,469)	(6,390)	(79)	1
Provision for income taxes	160	—	160	N/A
NET LOSS	$(6,629)	$(6,390)	$(239)	4%

Revenues

Product revenue, net

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following (in thousands):

	Three months ended March 31,		Change
	2024	2023	Amount	Percent
(in thousands)
United States	$18,610	$16,833	$1,777	11%
Other countries	821	3,418	(2,597)	(76)
Total product revenue, net	$19,431	$20,251	$(820)	(4)%

The $0.8 million, or 4%, decrease was the net impact of a decrease in international markets, partially offset by increased product revenue, net, of 11% in the United States. Our product revenue, net from the United States for the three months ended March 31, 2024 increased by $1.8 million due to increased volume in the United States. Our product revenue, net from other countries for the three months ended March 31, 2024 decreased by $2.6 million, or 76%, due to $2.5 million of product revenue in the three months ended March 31, 2023 from our distribution partner, WEP, in connection with the initiation of an early access program for DANYELZA in Europe. We did not have any product revenue from WEP in the three months ended March 31, 2024. Volumes in early access programs can vary quarter to quarter and we expect the volume to resume in future quarters in 2024.

License revenue

In January 2024, we accepted the price for DANYELZA in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. We received a $0.5 million regulatory-based milestone payment in connection with the price approval from CMED in the first quarter of 2024. There was no license revenue in the three months ended March 31, 2023.

Cost of Goods Sold

Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, indirect labor costs, third-party royalties for approved products, and indirect overhead costs. Cost of goods sold was $2.1 million for each of the three months ended March 31, 2024 and 2023.

Our gross margin was relatively unchanged at 89% for the three months ended March 31, 2024, compared to 90% for the three months ended March 31, 2023. We define gross margin as net product revenues less cost of goods sold divided by net product revenues.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. During the three months ended March 31, 2024, license royalties were related to MSK’s share of licensing revenues. We incurred license royalty expense of $50,000 during the three months ended March 31, 2024 in connection with the price approval from CMED in January 2024. We did not record any license royalty expense for the three months ended March 31, 2023.

Research and Development

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below:

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	Percent

(in thousands)
Outsourced manufacturing	$2,636	$2,055	$581	28%
Clinical trials	3,086	540	2,546	471
Outsourced research and supplies	88	364	(276)	(76)
Personnel costs	3,653	5,812	(2,159)	(37)
Professional and consulting fees	362	443	(81)	(18)
Stock-based compensation	1,818	2,306	(488)	(21)
Information technology expenses	712	672	40	6
Other	912	1,226	(314)	(26)
	$13,267	$13,418	$(151)	(1)%

Research and development expenses were $13.3 million for the three months ended March 31, 2024, as compared to $13.4 million for the three months ended March 31, 2023. The $0.1 million decrease was mainly due to a $2.6 million decrease in personnel related costs, inclusive of stock-based compensation, partially offset by a $2.5 million increase in clinical trial expenses due to our increased investment in SADA PRIT Technology programs in 2024. The $2.6 million decrease in personnel related costs includes the impact of our $3.4 million restructuring charge recorded in the three months ended March 31, 2023, partially offset by an increase in personnel costs in the three months ended March 31, 2024. Please refer to NOTE 14— RESTRUCTURING CHARGE in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Selling, General, and Administrative

Selling, general, and administrative expenses were $11.4 million for the three months ended March 31, 2024, as compared to $12.2 million for the three months ended March 31, 2023. The $0.8 million decrease in selling, general, and administrative expenses was primarily attributable to a decrease in personnel related costs, inclusive of stock-based compensation, driven by the impact of our $1.1 million restructuring charge recorded in the three months ended March 31, 2023. Please refer to NOTE 14— RESTRUCTURING CHARGE in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Interest and Other Income

Interest and other income for the three months ended March 31, 2024 was $0.4 million compared to $1.1 million for the three months ended March 31, 2023. Our interest and other income decreased by $0.7 million primarily due to a $0.6 million decrease in foreign currency transaction gains.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the three months ended March 31, 2024. We did not record any provision for income taxes for the three months ended March 31, 2023. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions, and, to a lesser extent, limitation on utilization of U.S. federal net operating losses.

Liquidity and Capital Resources

Overview

We have experienced significant use of cash to fund our net operating losses since inception. We expect our net operating losses to decrease in the future as revenues from our only approved product, DANYELZA, grow and contribute to funding our significant research expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $75.7 million and $78.6 million, respectively. We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027. This estimate is based on our current business plan, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the omburtamab program, the GD2-GD3 Vaccine and the CD33 bispecific antibody constructs. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financing, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent

(in thousands)
Net cash used in operating activities	$(3,477)	$(13,124)	$9,647	(74)%
Net cash from investing activities	—	—	—	NA
Net cash from financing activities	588	—	588	NA
Effect of exchange rates on cash and cash equivalents	1	(9)	10	(111)
Net decrease in cash and cash equivalents	$(2,888)	$(13,133)	$10,245	(78)%

Net Cash Used In Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $3.5 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of $13.1 million for the three months ended March 31, 2023. The $9.6 million decrease in cash used in operating activities was primarily due to a decrease in cash used for working capital of $10.3 million, which was primarily driven by $8.0 million of increased accounts receivable collections, during the three months ended March 31, 2024 compared to the corresponding period in 2023.

Net Cash From Investing Activities

We did not generate or use cash for investing activities during the three months ended March 31, 2024 and 2023.

Net Cash From Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2024, which resulted from proceeds from exercised stock options. We did not generate or use cash for financing activities during the three months ended March 31, 2023.

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

Our cash and cash equivalents were $75.7 million as of March 31, 2024. We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support operations into 2027. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the omburtamab program, the GD2-GD3 Vaccine and the CD33 bispecific antibody constructs. We cannot provide any assurance that we will be able to obtain additional capital from new equity or debt financing, collaborations, licensing arrangements, or other sources.

Because of the numerous risks and uncertainties associated with the further development and commercialization of DANYELZA, and the research, development and commercialization of other potential product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for developing DANYELZA, and conducting pre-clinical studies and clinical trials for our SADA PRIT constructs;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we may pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount and associated costs as we focus our research and development efforts on additional indications for DANYELZA and our SADA PRIT Technology and expand our commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financing, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interest in our company may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

A summary of the financial balances related to our material outstanding contractual commitments and the maximum financial impact related to milestones under those contractual obligations are included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

For a discussion of our material license agreements, see the section entitled “Contractual Obligations and Commitments” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Research and development is inherently uncertain and, should such research and development fail, the MSK License Agreement, the CD33 License Agreement, and SADA License Agreement are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax/Y-mAbs Sublicense. We have entered into sublicenses and distribution agreements with Swixx, SciClone and Takeda in 2020, Adium in 2021, and WEP in 2022, as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

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

Inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs have and may continue to adversely affect our operating results. High interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect demand for our product and our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We may experience increases in our operating costs, including our labor costs and research and development costs, due to supply-chain constraints, the ongoing conflict between Russia and Ukraine, the state of the war involving Israel, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October 28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On September 29, 2023, the defendants’ motion to dismiss the amended complaint was fully briefed. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. The Court dismissed the plaintiff’s claims relating to three of four categories of challenged statements and dismissed in part plaintiff’s claims relating to the fourth category of challenged statements. The Court also dismissed one of the individual defendants from the case. The Company believes that the remaining claims are without merit and intends to vigorously defend against these claims. The Company has not established a liability for this claim as of March 31, 2024 as the Company does not consider a loss on the claim to be probable.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the amended complaint was fully briefed as of September 8, 2023. On April 3, 2024, the parties informed the Court that they had agreed to resolve the matter on mootness grounds and hoped to reach agreement on formal documentation. The Company has not established a liability for this claim as of March 31, 2024 as the Company does not consider a loss on the claim to be probable.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. Since our inception in 2015, we have incurred significant losses each year. As of March 31, 2024 our accumulated deficit was approximately $464.1 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the PRV granted to us upon FDA approval of DANYELZA.

To date, we have devoted substantially all our efforts to research and development, and more recently, commercialization of DANYELZA, which is our only approved product to date and to development of omburtamab and SADA PRIT Technology. On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy.

As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates, following CRL from the FDA for the BLA for omburtamab in November 2022. While we received an 18-month extension for the BLA of omburtamab, which expires on May 30, 2025, we have further determined to discontinue our radiolabeled omburtamab development program for CNS-LM.

We are using our proprietary Self-Assembly and Dis-Assembly Pre-targeted, or SADA PRIT, technology platform, a concept we also refer to as Liquid RadiationTM, to advance a series of antibody constructs, using a two-step pre-targeting approach. The bispecific antibody fragments bind to the tumor before a radioactive payload is subsequently injected. GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we expect to dose the first patient in 2024. We are still in early stages of development of SADA PRIT technology platform. We may not be successful in our efforts to use the SADA PRIT Technology to build a pipeline of product candidates. Our investment in developing SADA PRIT Technology may contribute to the risk that we may never achieve profitability.

Our other development programs are in the early stages of pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any additional product candidates approved and ready for commercialization.

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

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials and commercialization of any approved products, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we grow our sales and marketing team to support sales of DANYELZA and conduct clinical trials of, and seek marketing approval for our other product candidates. We expect to incur commercialization expenses, which may be significant, related to product sales, marketing, manufacturing and distribution of DANYELZA. Accordingly, until at least such time as we can generate substantial additional revenues from sales of DANYELZA or our product candidates, if approved, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient amounts of additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

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

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, health crises, the military conflict between Ukraine and Russia, the state of the war involving Israel and the threat of a more global conflict, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to DANYELZA or our product candidates on terms unfavorable to us.

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate substantial additional revenues from the sale of DANYELZA and our product candidates, if approved, we expect to finance our cash needs through a combination of cash on hand, securities offerings, debt financing, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, limiting our ability to conduct licensing transactions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of DANYELZA or other products candidates, if approved, or the development of our product candidates.

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

Historically, we have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R high-risk NB in bone and/or bone marrow and more, recently, SADA for solid tumors and Non-Hodgkin Lymphoma. As a result, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. While we have since determined to discontinue the radiolabeled omburtamab program for CNS-LM, we have historically allocated a large portion of our resources to the development of this product candidate.

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

We had product sales to certain customers that accounted for more than 10% of total product revenue, net for the three months ended March 31, 2024 and 2023. McKesson, AmerisourceBergen and Cardinal Health, accounted for 51%, 25%, and 22%, respectively, of the Company’s product revenue, net for the three months ended March 31, 2024. McKesson, AmerisourceBergen, Cardinal Health and WEP accounted for 45%, 29%, 13% and 12%, respectively, of the Company’s product revenue, net for the three months ended March 31, 2023. Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. In addition, if our customers order our approved product, DANYELZA, but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Moreover, our product sales are made through arrangements primarily with three national specialty distributors in the United States. As of March 31, 2024, the accounts receivable balances from such distributors totaled 76% of the Company’s outstanding accounts receivable. A default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our approved product, DANYELZA. We estimate an allowance for doubtful accounts based on our assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs and this allowance adversely impacts our results of operations. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing DANYELZA, we expect our financial position and results of operations to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowances.

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

The outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial, such as the results of our ongoing clinical trials of our lead product candidates, do not necessarily predict final results. Moreover, pre-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in pre-clinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications may also be difficult to assess via current imaging technology and other testing methods, which may lead to in-conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. As was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of our product candidates to the satisfaction of the FDA or other comparable foreign regulatory authorities.

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

Although the FDA accepted our BLA for omburtamab for priority review, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates. While we received an 18-month extension for the BLA, which expires on May 30, 2025, we have further determined to discontinue our the radiolabeled omburtamab development program for CNS-LM.

The SADA PRIT Technology is still in the early stages of clinical development or pre-clinical research. We may never be able to develop a marketable product other than DANYELZA. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates. This will require additional clinical and non-clinical development, regulatory review and approval in each jurisdiction in which we intend to market them, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our other product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

We are seeking to identify and develop a broad pipeline of product candidates using the SADA PRIT Technology. We have not yet completed dosing patients in our Phase 1 trial of GD2-SADA. The scientific research that forms the basis of our efforts to develop product candidates with the SADA PRIT Technology is still ongoing. We are not aware of any FDA-approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA PRIT Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA PRIT Technology. For example, before the first dosing in our Phase 1 trial of GD1-SADA, we had not tested any of the product candidates being developed using the SADA PRIT platform in humans, and most of our current data is limited to animal models and pre-clinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA PRIT Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA PRIT Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates developed using the SADA PRIT Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

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

With respect to DANYELZA, which targets GD2-positive tumors, United Therapeutics Corporation, or United Therapeutics, has commercialized Unituxin® (dinutuximab), an antibody against GD2, in the United States, Canada and Japan. Although United Therapeutics has discontinued its efforts to investigate Unituxin®’s potential activity against adult cancerous tumors, it has maintained its efforts to develop a humanized version of Unituxin® and plans to develop Unituxin® within R/R NB. DANYELZA also faces competition from Qarziba® (dinutuximab beta) a similar antibody product against GD2 developed by Apeiron Biologics AG, or Apeiron. EUSA Pharma (UK) Ltd., or EUSA, has acquired global commercialization rights to Qarziba® (dinutuximab beta), and it is currently being commercialized in European Union and was approved by the European Commission to treat high-risk NB and R/R NB. In January 2020, EUSA and BeiGene Ltd., or BeiGene, announced an exclusive collaboration to commercialize Qarziba® in mainland China and in August 2021 EUSA and BeiGene announced that the China National Medical Products Administration, or NMPA, had granted Qarziba® (dinutuximab beta) conditional marketing approval for the treatment of high-risk NB and R/R NB. EUSA has previously announced plans to file for registration of dinutuximab beta in the United States for the treatment of R/R NB. EUSA was acquired by Recordati in March 2022. In addition, Renaissance Pharma Ltd in the United Kingdom announced in August 2023 a development program focused on Hu14.18, a humanized anti-GD2 monoclonal antibody, licensed from St. Jude Children’s Research Hospital for the treatment of newly diagnosed high-risk neuroblastoma. Essential Pharma acquired Renaissance Pharma Ltd in April 2024. U.S. WorldMeds has also received FDA approval of eflornithine hydrochloride, or DFMO, to reduce the risk of relapse in pediatric patients with high-risk neuroblastoma who have completed multiagent, multimodality therapy.

The SADA PRIT Technology, where bispecific antibody fragments bind to the tumor before a radioactive payload is injected in a two-step approach faces competition from a range of companies developing comparable approaches, involving one-step, two-step or three-step models to bind antibody constructs to the tumor and radiate the tumor. Perspective Therapeutics, Inc. has a two-step pre-targeting platform, where an antibody is first administered via intravenous injection and binds to the tumor. The antibody accumulates over time at the tumor site. Second, a radionuclide is administered and binds to the antibody to deliver radiation to the tumor sites. Clarity Pharmaceuticals Ltd is developing a platform, through which a bifunctional cage retaining copper isotopes is linked to a targeting molecule, which then finds and binds tumor specific receptors on cancer cells. Once the targeting molecule has found the tumor, the radioisotope can act in that location and emit radiation. Together with the targeting molecule and the isotope, the technology may enable the development of radiopharmaceuticals for diagnosis and therapy in oncology. In addition, OncoOne Research & Development GmbH is developing several constructs under their PreTarg-it® technology, which is a modular platform utilizing bispecific antibodies for delivery of payloads, where the bispecific antibody is first injected and accumulated on the tumor, while unbound antibodies are decomposed and excreted. Subsequently, a payload is administered through a second infusion and binds to the bispecific antibody in the tumor.

Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for DANYELZA or for any other future products, if approved. We may not be able to implement our business plan if the acceptance of DANYELZA or for any other future products, if approved, is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our products, or if physicians switch to other new drug or biologic products or choose to reserve our products for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

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

In clinical studies, DANYELZA has been shown to cause serious infusion reactions including anaphylaxis, cardiac arrest, bronchospasm, stridor, and hypotension. The most common adverse events were mainly mild and moderate and included infusion related reaction, pain, tachycardia, vomiting, cough, nausea, diarrhea, decreased appetite, hypertension, fatigue, erythema multiforme, peripheral neuropathy, urticaria, pyrexia, headache, edema, anxiety, localized edema and irritability. DANYELZA has been approved with a boxed warning for serious infusion reactions and neurotoxicity.

Clinical trials of our product candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any potential future collaborator, may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If a product candidate receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, including during any long term follow up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

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

Success in pre -clinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because product candidates in later stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through pre-clinical studies and early-stage clinical trials. Product candidates that have shown promising results in pre-clinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Additionally, the outcome of pre-clinical studies and early-stage clinical trials may not be predictive of the success of larger, later stage clinical trials.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials currently ongoing or planned. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of the same product candidate, such event could adversely affect our other clinical trials of our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA convened an Advisory Committee, which met on October 28, 2022, and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population . In November 2022, the FDA issued a CRL for our BLA for omburtamab indicating that the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication. We have determined to discontinue our radiolabeled omburtamab development program for CNS-LM.

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

In the November 2022 CRL for our BLA for omburtamab, the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication. Further, the FDA stated that comparisons of overall survival between our Study 101 and the external control could not be used to estimate the treatment effect of omburtamab on survival and support claims of effectiveness. Additionally, the FDA held that response rate data from our study 101 were not reliable to verify the anti-tumor activity of omburtamab. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile, and we have determined to discontinue our radiolabeled omburtamab development program for CNS-LM. If we are required and we determine to conduct additional clinical trials of a product candidate, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. Our only approved product DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021. Further, DANYELZA was only approved by the Israeli Ministry of Health in Israel, in August 2022, by the NMPA in China in December 2022, by Anvisa in Brazil in April 2023, and by COFEPRIS in Mexico in September 2023. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Further, arrangements with third parties, such as our arrangement with MSK or other current or potential future collaborations that we may enter, are subject to numerous risks, including the following:

●	such third parties may have significant discretion in determining the efforts and resources that they will apply to a collaboration;
●	such third parties may not pursue development and commercialization of our products or product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	such third parties may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
●	such third parties could independently develop, or develop with others, products that compete directly or indirectly with our products or product candidates;
●	product candidates discovered through such arrangements or any potential future collaborations with us may be viewed by such third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our products or product candidates;
●	such third parties with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	such third parties may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and such third party or any current or potential future collaborator that cause the delay or termination of the research, development or commercialization of our products or product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	such third parties may infringe the intellectual property rights of others, which may expose us to litigation and potential liability;
●	such arrangements or any current or potential future collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product or product candidate; and
●	such third parties may own or co own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Our research and development activities may involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. We have used Lutetium-177, Iodine-131 and Iodine-124 label and conjugated antibody treatments. Our uses involve the inherent risk of exposure from beta ray emissions, which can alter or harm healthy cells in the body. We, our CROs, our CMOs and other third parties are subject to federal, state, and local laws and regulations in the United States and foreign countries governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

We rely on third parties to conduct our clinical trials under agreements with MSK, universities, medical institutions, CROs, strategic partners, and others. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional non clinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, foreign or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, varied or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. We may also rely on investigator reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator-reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator reported interim data that we disclose in the future.

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

To date, we have obtained the active pharmaceutical ingredient, or API, of DANYELZA from a limited number of third-party manufacturers. We have engaged a separate third-party manufacturer to conduct fill and finish and labeling services, as well as for the storage and distribution of DANYELZA to clinical sites and for commercial use. We do not have a long-term supply agreement with any of these third-party API manufacturers, and we purchase our required drug supplies on a purchase order basis.

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

We are subject to the following additional risks with respect to the third-party manufacture of our antibody-based cancer treatments:

●If we need to qualify any new manufacturer of DANYELZA or other product candidates, the respective BLA submissions will need to be amended, and ultimately the FDA must approve any new manufacturer. Any such approval would require new testing, which may include comparability analyses between the biologic substance manufactured for use in prior clinical trials and the biologic substance manufactured by such potential new manufacturer. Any such potential new manufacturer would further need to pass cGMP compliance inspections by the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates, including those based on the SADA PRIT Technology, are biologics and the manufacture of DANYELZA and our product candidates, including those based on the SADA PRIT Technology, is complex. We, or any of our third-party manufacturers, may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. For some reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors. Such difficulties may result in an inadequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, the West Bank and the Gaza Strip. The ongoing and rapidly evolving war involving Israel may have a material adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, the West Bank or in the Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. Sanctions issued by the U.S. and other countries against Russia in response to its attack on Ukraine and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia and may have a material adverse impact on our ability to sell our products and/or collect receivables from customers in Russia. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. For additional risks relating to our collaborations with entities operating in China, see “Risks related to government regulation; market approval and other legal compliance matters — Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products or product candidates outside of the United States and require us to develop and implement costly compliance programs.” In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, for Latin America. Finally, in December 2022, we entered into a distribution agreement with WEP Clinical Ltd. in connection with an early access program for DANYELZA in Europe. We may enter into further strategic collaborations for the development, marketing and commercialization of all or some of our product candidates. Our current and future potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, drugs that compete directly or indirectly with our drugs or product candidates;
●	a collaborator with marketing and distribution rights to one or more drugs may not commit sufficient resources to the marketing and distribution of such drug or drugs;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	we may lose certain valuable rights under circumstances identified in any collaboration arrangement that we enter into, such as if we undergo a change of control;
●	we may be restricted under then existing collaboration agreements from entering into future agreements on certain terms with potential collaborators;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development, marketing and/or commercialization of the applicable product candidates;
●	collaborators may learn about our discoveries, data, proprietary information, trade secrets, or compounds and use this knowledge to compete with us in the future; and
●	the number and type of our collaborations could adversely affect our attractiveness to potential future collaborators or acquirers.

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

Risks related to government regulation; market approval and other legal compliance matters

Even if we complete the necessary non-clinical studies and clinical trials, the FDA and comparable foreign regulatory authority approval processes are lengthy, time consuming, and inherently unpredictable, and we or any of our potential future collaborators may experience significant delays in the clinical development and regulatory approval, if any, for the commercialization of our product candidates. To date, we have only obtained regulatory approval to market DANYELZA in the United States, Europe, China, Israel, Brazil and Mexico for R/R high-risk NB in bone and/or bone marrow. We cannot predict when or if, and in which other territories, we, or any of our potential future collaborators, will obtain marketing approval to commercialize DANYELZA or any of our product candidates.

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

The FDA standard for regular approval of a BLA generally requires two well controlled Phase 3 studies or one large and robust, well controlled Phase 3 study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As is the case with DANYELZA in the United States, as a condition of accelerated approval, the FDA may require a sponsor to perform post marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. The FDA may ultimately require one or multiple Phase 3 clinical trials prior to approval of any product candidates for which we seek accelerated approval.

We have some, but only limited, experience in completing a submission of a BLA to the FDA, or similar approval submissions to comparable foreign authorities. Our BLA for DANYELZA was approved, but we received a CRL for our BLA for omburtamab and we have determined to discontinue our omburtamab program for CNS-LM. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates and the small size of our target patient populations, to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. For example, for product candidates targeting ultra-rare diseases, such as CNS/-LM from NB, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, the FDA or comparable foreign regulatory authorities may need to exercise flexibility in approving therapies for such diseases. Even flexibility from the FDA may not be sufficient to obtain approval. For instance, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of adequate and well-controlled trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data, and the use of control groups to support licensure. For example, in connection with our BLA for omburtamab, the FDA convened an Advisory Committee that met in October 2022, which voted 16 to

0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The opinion of this and any other Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure our product candidates based on the completed clinical trials, as was the case with omburtamab. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

Any marketing approval we ultimately obtain may be limited or subject to restrictions or post approval commitments that render the approved product not commercially viable.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB or positive opinions from Ethics Committees;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post treatment follow up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public-health emergencies;
●	impact of the Russian invasion of Ukraine;
●	impact of the state of the war involving Israel, and the related risk of a more global conflict; or

●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

On April 27, 2021 we submitted a MAA, to the EMA for omburtamab for the treatment of pediatric patients with CNS/LM from NB. In December 2022, the EMA’s CHMP, adopted a negative opinion recommending a refusal of the MAA. CHMP determined that it was not possible to conclude on the effectiveness of omburtamab as the main study did not have a randomized comparator. We have determined to discontinue our radiolabeled omburtamab development program for CNS-LM.

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

As part of its marketing authorization process, the European Commission may grant a “conditional” marketing authorization in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional marketing authorization for a medicinal product if it is demonstrated that all of the following criteria are met:

●	the risk benefit balance of the medicinal product is positive;

●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	the medicinal product fulfills an unmet medical need; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

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

Our clinical trial results may also not support approval, whether accelerated approval, conditional marketing authorizations, or regular approval. The results of pre-clinical and clinical studies may not be predictive of the results of later stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through pre-clinical studies and initial clinical trials.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as an indication with a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to DANYELZA for the treatment of NB. In November 2018, the European Commission granted orphan medicinal product designation, or OMPD, for naxitamab for the treatment of NB. In February 2017, the European Commission granted orphan medicinal product designation to omburtamab for the treatment of NB. We have determined to discontinue our radiolabeled omburtamab development program for CNS-LM.

In the United States, ODD entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user fee waivers. In addition, if a product that has ODD subsequently receives the first FDA approval for the disease for which it has such designation, the product may be entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances. The corresponding exclusivity period is 10 years in Europe, and can be reduced to six years if a drug no longer meets the criteria for ODD or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

The FDA and comparable foreign regulatory authorities may also impose requirements for costly post marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a drug. For example, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a Risk Evaluation and Mitigation Strategy, or comparable foreign strategies, which could include requirements for a restricted distribution system. Manufacturers of approved drugs and those manufacturers’ facilities are also required to comply with extensive FDA and comparable foreign regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA and comparable foreign regulatory authorities to monitor and ensure compliance with cGMPs. Accordingly, assuming we, or our potential future collaborators, receive marketing approval for one or more of our product candidates, we, and our potential future collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and our future potential collaborators, are not able to comply with post approval regulatory requirements, we, and our potential future collaborators, could have the marketing approvals for our drugs withdrawn by regulatory authorities and our, or our potential future collaborators’, ability to market any future drugs could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post approval regulations may have a negative effect on our operating results and financial condition.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, as well as comparable foreign regulatory authorities closely regulate and monitor the post approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off label use and if we, or our potential future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off label marketing. Violation of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws.

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

We expect healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for DANYELZA and any other approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to that of other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Legislative and regulatory proposals have also been made to expand post approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of DANYELZA or our other approved products, if any, may be. In addition, increased scrutiny by the Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post marketing testing and other requirements.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that interpretation of healthcare laws and regulations will vary across jurisdictions, and that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government-funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, and the curtailment or restructuring of our operations. We have established internal policies and procedures to mitigate our compliance risks. However, no assurance can be given that such policies and procedures will be adequate to ensure compliance with applicable laws and regulations. Moreover, although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. To date, although a number of third-party providers have established coverage policies and provided reimbursement for DANYELZA, there is no guarantee that third-party providers will establish coverage policies or provided reimbursement for any of our other product candidates, if approved. The reimbursement payment rates for DANYELZA or any other product we commercialize might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our products, if approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services, and imposing controls to manage costs. Our rebate payments may increase, or our prices may be adjusted under value-based purchasing arrangements based on evidence-based measures or outcomes-based measures for a patient or beneficiary based on use of DANYELZA or any other product we commercialize. Patients are unlikely to use our product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Because our products and product candidates have a higher cost of goods than conventional therapies, and may require long term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous, radioactive and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and a liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

We currently have operations in the United States and Denmark, and we maintain relationships with CMOs in the United States as well as other parts of Europe for the manufacture of our product candidates. If we further expand our operations outside of the United States, we must comply with numerous laws and regulations in each new jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required. No assurance can be given that our compliance policies and procedures are or will be sufficient or that our directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Similar laws in other countries, such as the U.K. Bribery Act 2010, may apply to our operations.

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

In addition, certain Chinese biotechnology companies and contract development and manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially having an adverse impact on our development and commercialization efforts and potential revenues, including potential payments to us based on regulatory and commercial activities in China. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as a substantially similar bill in the U.S. Senate, target U.S. government contracts, grants, and loans for entities that use equipment and services from certain named Chinese biotechnologies companies and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruption could have adverse effects on the development and commercialization of our product candidates and products, and our business and financial results.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

The patenting process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not be able to pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Our pending and future patent applications may not result in issued patents that protect our product candidates or related technologies, in whole or in part. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing product candidates or products and related technologies.

We currently depend on proprietary technology licensed from MSK and MIT and may depend on other third-party licensors in the future. If we lose our existing licenses or are unable to acquire or license additional proprietary rights from MSK, MIT or other third parties, we may not be able to continue developing our products.

We currently in-license certain intellectual property from MSK and MIT. In the future we may in-license intellectual property from other licensors. We rely on certain of these licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid, enforceable, or sufficient patents and other intellectual property rights. We have limited control over the manner in which our licensors may initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves.

The growth of our business may depend in part on our ability to acquire or in license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our products or product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. These pharmaceutical compounds may be covered by intellectual property rights held by others. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our products or product candidates. Such diagnostic test or tests may be covered by intellectual property rights held by others. We may not own, or may have to share, the intellectual property rights obtained in collaboration with any other party, or intellectual property rights obtained relating to improvements of in licensed products or processes.

We may be unable to acquire or in license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors to access the same technologies licensed to us. Additionally, we sometimes collaborate with academic and other institutions, such as MSK, to accelerate our pre-clinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

We are a party to license agreements with MSK, MIT and others, pursuant to which we in license key patent and patent applications for our product candidates, products and related proprietary technologies. These existing licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations or otherwise materially breach a license agreement, our licensors may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. In addition, any claims asserted against us by our licensors may be costly and time consuming, divert the attention of key personnel from business operations or otherwise have a material adverse effect on our business.

Uncertainty as to the issuance, scope, validity, enforceability and value of patents, and the potential for future changes in patent and other intellectual property protections, may result in inadequate protection of our as well as in-licensed intellectual property or may result in alleged or actual infringement of the intellectual property rights of third parties.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain and involves complex legal and factual questions for which many legal principles remain unresolved. In recent years patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights and in licensed patent rights are highly uncertain. Our pending and future patent applications and in licensed patent applications may not result in patents being issued in the United States or in other jurisdictions which protect our products or product candidates or related technologies or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our and in licensed patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the U.S. Patent and Trademark Office, or USPTO, might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our as well as in licensed patent rights are highly uncertain.

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and in-licensed patent applications and the enforcement or defense of the issued patents. In March 2013, under the Leahy-Smith America Invents Act, or America Invents Act, the United States moved from a “first-to-invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. During examination of our own as well as our in-licensed patent applications third parties may present observations or submit patents, published patent applications or other prior art which may affect the patentability of the claimed inventions. The costs for obtaining patent protection may be increased significantly by the need for appeal proceedings or oral proceedings, which may also result in a patent not being issued. We may become involved in opposition, interference, derivation, post-grant review, inter partes review, ex-partes re-examination or other proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our and in-licensed patent rights, allow third parties to commercialize our products, product candidates and related technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the pharmaceutical compounds used in our products or product candidates but that are not covered by the claims of our patents;
●	the APIs in our current products or product candidates may eventually become commercially available in generic drug products, and no patent protection may be available with regard to formulation, method of manufacture or method of use;
●	we may not be able to prevent parallel importation of products into the U.S., EU member states and/or other jurisdictions, which may reduce our profit margin;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regard to any in licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our products or product candidates and proprietary technologies;
●	it is possible that our owned or in licensed pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	we may not be able to obtain patent term extensions or supplementary protection certificates covering our products;
●	it is possible that others may circumvent our owned or in licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates, products or technologies similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or in licensed issued patents or patent applications, if and when issued, may not cover our product candidates or products;

●	our owned or in licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	we have engaged in scientific relationships in the past, such as with MSK, and expect to continue to do so with MSK and/or other third parties in the future. Such third parties may develop adjacent or competing products to ours that are outside the scope of our licensed patents and/or the respective research collaboration/agreement with such third parties;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that products, product candidates or diagnostic tests we develop may be covered by third parties’ patents or other proprietary rights; or
●	the patents of others may have an adverse effect on our business.

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

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our licensors, collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors or use such information to compete with us. Moreover, our competitors may independently develop equivalent knowledge, methods and know how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and this would have a material adverse effect on our business.

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

If we or our licensors choose to go to court to stop a third party from using the inventions claimed in our owned or in licensed patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or they, as the case may be, were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we or they, as the case may be, do not have the right to stop others from using the inventions.

There is also a risk that, even if the validity of these patents is upheld, the court will refuse to stop the third party on the ground that such third party’s activities do not infringe our owned or in licensed patents. In addition, the U.S. Supreme Court has changed some legal principles that affect patent applications, granted patents and assessment of the eligibility or validity of these patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Some of our owned or in licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents. Similar considerations pertain to patents granted outside of the United States, for which the validity, enforceability and/or scope of protection may be influenced by changing national and/or international legal principles.

We, or our licensors, may not be able to detect infringement against our owned or in licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third party of our owned or in licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third party. If we, or our licensors, later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in licensed patents, as the case may be, against such third party. If another party questions the patentability of any of our claims in our owned or in licensed U.S. patents, the third party can request that the USPTO review the patent claims such as in an inter partes review, ex parte re exam or post grant review proceedings. These proceedings are expensive and may result in a loss of scope of some claims or a loss of the entire patent. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the European Patent Office, or EPO, or similar proceedings in other foreign patent offices, where either our owned or in licensed foreign patents are challenged. The costs of these opposition or similar proceedings could be substantial, and such oppositions may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

We may incur substantial costs as a result of litigation or other proceedings relating to intellectual property rights other than patents, and we may be unable to protect our rights to our product candidates, products and technologies.

We may rely on trade secrets and confidentiality or nondisclosure agreements to protect our proprietary technology and know-how, especially where we do not believe patent protection is appropriate or obtainable. Where we enter into agreements imposing confidentiality or nondisclosure obligations upon employees or third parties to protect our proprietary technology and know-how, these confidentiality obligations may be breached or may not provide meaningful protection for our trade secrets or proprietary technology and know-how. Furthermore, despite the existence of such confidentiality and nondisclosure agreements, or other contractual restrictions, we may not be able to prevent the unauthorized disclosure or use of our confidential proprietary information or trade secrets by consultants, vendors, former employees or current employees. In addition, adequate remedies may not be available in the event of an unauthorized access, use, or disclosure of our trade secrets or know how.

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

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology related to our products or product candidates, technology covered by our owned and in licensed issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may affect technology covered by our owned and in licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned by or in licensed to us, we or, in the case of in licensed technology, the licensor may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. If we or one of our licensors is a party to an interference proceeding involving a U.S. patent application on inventions owned by or in licensed to us, we may incur substantial costs, divert management’s time and expend other resources, even if we are successful.

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

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-partes re-exam, inter partes review or post grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and such proceedings may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or products or proprietary technologies.

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

In October 2023, we announced the appointment of a new President and Chief Executive Officer and transition of our President and Interim Chief Executive Officer to Chief Business Officer. In addition, in March 2024, we announced the resignation of our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, effective as of the date we appoint his successor and such successor commences employment with us. We cannot assure you that these management changes or any future management changes will not have an adverse impact on our business operations. The loss of the services of members of our executive management team and the failure to find appropriate replacements in a timely fashion could impede the achievement of our research, development and commercialization objectives.

Our President and Chief Executive Officer joined us in November 2023. It is important to our success that our President and Chief Executive Officer, as well as any other key employees that join us in the future, quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected.

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

To induce valuable employees to join and remain at our company, in addition to salary and cash incentives, we have provided, and intend to continue to provide, stock option and/or restricted stock grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in the fair market value of our capital stock that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of April 30, 2024, our executive officers, directors and our stockholders, who own more than 5% of our outstanding common stock in the aggregate beneficially, own shares representing approximately 22.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 43,882,638 shares of common stock outstanding as of April 30, 2024. In addition, we have issued stock options and other equity awards under our equity compensation plans. The shares underlying these awards are registered on a registration statement on Form S-8. As a result, upon vesting, these shares can be freely exercised, as applicable, and sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have also registered 16,025,771 shares of our common stock that we may issue under our equity compensation plans as of April 30, 2024, and we plan to increase that number further.

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

We may issue additional shares of our common stock or securities convertible into our common stock from time to time in connection with financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.70 per share and as high as $55.22 per share through April 30, 2024. In the last 12 months, our stock has traded at prices as low as $4.60 per share and as high as $20.90 per share through April 30, 2024. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

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

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by pandemics or similar health crises, macroeconomic conditions and by geopolitical events, including the global conflict resulting from the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia, as well as the state of the war involving Israel.

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine and related sanctions and the state of the war involving Israel and a potential more global conflict, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or COVID-19, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our other product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

We qualified as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2023. As a public company we are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. However, as a non-accelerated filer, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As a public company, we continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

10.1†	Amendment to Employment Agreement for Dr. Vignesh Rajah, effective as of January 1, 2024 (incorporated by reference to Exhibit 10.34 to Registrant’s Form 10-K filed, February 29, 2024)

10.2†

Form of Performance Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.46 to Registrant’s Form 10-K filed, February 29, 2024)

10.3†*	Severance Agreement dated March 21, 2024 between Y-mAbs Therapeutics A/S and Steen Lisby (filed herewith)

10.4†*	Amended and Restated Non-Employee Director Compensation Policy, effective April 26, 2024 (filed herewith)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
+	Furnished herewith.
†	Indicates management contract or compensatory plan.

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

Y-MABS THERAPEUTICS, INC.

Dated: May 7, 2024	By:	/s/ Michael Rossi
Name: Michael Rossi
Title: President, Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2024	By:	/s/ Bo Kruse
Name: Bo Kruse
Title: Executive Vice President, Chief Financial Officer (Principal Financial Officer)