Form 10-Q
period 2024-09-30
Y-mAbs Therapeutics, Inc.
filed 2024-11-08
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

There were 44,789,076 shares of Common Stock ($0.0001 par value) outstanding as of November 1, 2024.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, as supplemented in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements\, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we made. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include, without limitation:

●	We may not be able to successfully implement our business model, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop, obtain regulatory approval of and commercialize our other product candidates;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidates for which we may receive marketing approval may not be realized;
●	We may not be successful in implementing our business strategy, including our ability and plans in continuing to build out our commercial infrastructure and successfully launching, marketing, expanding the indications for, and selling DANYELZA and any current or future product candidates for which we may receive marketing approval. This includes our plans with respect to the focus and activities of our sales force, the nature of our marketing, market access and patient support activities of DANYELZA and related assumptions;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find a suitable replacement for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, may not be realized, including the timing of initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals may not be realized on the anticipated timing or at all;
●	The SADA PRIT Technology that we use has not been approved for commercial use by the FDA or any other regulatory authority and our clinical effort may not result in approval or marketable products;
●	We are dependent on our relationship with Memorial Sloan Kettering Cancer Center, or MSK, including our ability to maintain our exclusive rights under the 2015 MSK License Agreement (as amended), or the MSK License Agreement, and the 2020 SADA License Agreement, or the SADA License Agreement as well as our relationship with MSK as a user of DANYELZA and any future products;
●	The outcome of pre-clinical studies and early clinical trials may not be predictive of the success of later clinical trials, interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities, and if an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of our product candidates, such event could adversely affect other clinical trials of our product candidates;
●	Our expectations with respect to the commercial value of any of our product candidates, including antibody constructs based on Self-Assembly Dis-Assembly Pre-targeted Radioimmunotherapy, or SADA PRIT, technology platform, may not be realized;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees;
●	Our expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to successfully implement our commercialization, marketing and manufacturing capabilities and strategy;
●	If we are unable to establish and maintain sufficient intellectual property position, strategy and scope of protection for the intellectual property rights covering our product candidates and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours and our ability to successfully commercialize our products, product candidates and other proprietary technologies, if approved, may be adversely affected;

●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	Any collaboration agreement that we may enter into may not be successful, which could adversely affect our ability to develop and commercialize our products or to enter new therapeutic areas;
●	We currently depend on third parties for a portion of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves. If the third parties fail to comply with regulations, our financial results and financial condition could be adversely affected;
●	Our expectations related to the use of our cash and cash equivalents, and how long our cash resources are expected to last, may be inaccurate and we may require additional funding sooner than we expect;
●	We may require additional funding to finance our operations, complete the development and commercialization of our product and product candidates, and evaluate future product candidates, programs or other operations;
●	The timing and amount of any future financing transaction and our common stock price and other factors may impact our ability to raise additional capital on favorable terms;
●	Our expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow, and capital expenditure requirements may not be realized;
●	We face significant competition in an environment of rapid technological and scientific change which targets GD2-positive tumor or radio-isotope labeled therapeutics, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by health crises, macroeconomic conditions, such as inflation and high interest rates, uncertain global financial markets, supply-chain disruptions, and by geopolitical events, including the invasion of Ukraine by Russia, and sanctions related thereto, which resulted in the suspension of our clinical trial and regulatory activities in Russia; as well as the state of the war involving Israel and the related risk of a more global conflict;
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products; and
●	Any litigation to which we are a party could result in substantial damages or other adverse consequences to our business and may divert management’s time and attention from our business. Any litigation, including product liability claims, that is successful against us may result in the incurrence of substantial liability if our insurance is inadequate.

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,122	$78,637
Accounts receivable, net	19,916	22,454
Inventories	9,557	5,065
Other current assets	1,462	4,955
Total current assets	99,057	111,111
Property and equipment, net	53	224
Operating lease right-of-use assets	1,075	1,412
Intangible assets, net	2,366	2,631
Other assets	18,366	12,491
TOTAL ASSETS	$120,917	$127,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$7,878	$6,060
Accrued liabilities	16,638	13,166
Operating lease liabilities, current portion	776	902
Total current liabilities	25,292	20,128
Accrued milestones	2,000	5,375
Operating lease liabilities, long-term portion	299	517
Other liabilities	897	864
TOTAL LIABILITIES	28,488	26,884
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 44,766,802 and 43,672,112 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	572,807	558,002
Accumulated other comprehensive income	(36)	449
Accumulated deficit	(480,346)	(457,470)
TOTAL STOCKHOLDERS’ EQUITY	92,429	100,985
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,917	$127,869

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUES
Product revenue, net	$18,461	$19,954	$60,690	$60,956
License revenue	—	500	500	500
Total revenues	18,461	20,454	61,190	61,456
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,248	2,595	7,359	9,327
License royalties	—	50	50	50
Research and development	11,168	15,358	36,776	40,831
Selling, general, and administrative	13,613	10,200	42,270	33,721
Total operating costs and expenses	27,029	28,203	86,455	83,929
Loss from operations	(8,568)	(7,749)	(25,265)	(22,473)
OTHER INCOME, NET
Interest and other income	1,916	189	2,995	2,400
LOSS BEFORE INCOME TAXES	(6,652)	(7,560)	(22,270)	(20,073)
Provision for income taxes	346	187	606	366
NET LOSS	$(6,998)	$(7,747)	$(22,876)	$(20,439)
Other comprehensive income/(loss)
Foreign currency translation	(1,083)	806	(485)	518
COMPREHENSIVE LOSS	$(8,081)	$(6,941)	$(23,361)	$(19,921)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.18)	$(0.52)	$(0.47)
Weighted average common shares outstanding, basic and diluted	44,626,943	43,620,532	44,145,183	43,651,536

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Stock-based compensation expense	7,658	—	5,304	—	—	5,304
Foreign currency translation	—	—	—	(306)	—	(306)
Net loss	—	—	—	—	(6,390)	(6,390)
Balance March 31, 2023	43,677,767	$4	$549,233	$1,025	$(442,433)	$107,829
Retirement of treasury shares	(58,763)	—	(480)	—	—	(480)
Stock-based compensation expense	1,188	—	3,616	—	—	3,616
Foreign currency translation	—	—	—	18	—	18
Net loss	—	—	—	—	(6,302)	(6,302)
Balance June 30, 2023	43,620,192	$4	$552,369	$1,043	$(448,735)	$104,681
Stock-based compensation expense	1,426	—	2,410	—	—	2,410
Foreign currency translation	—	—	—	806	—	806
Net loss	—	—	—	—	(7,747)	(7,747)
Balance September 30, 2023	43,621,618	$4	$554,779	$1,849	$(456,482)	$100,150

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2023	43,672,112	$4	$558,002	$449	$(457,470)	$100,985
Exercise of stock options	71,550	—	588	—	—	588
Stock-based compensation expense	108,976	—	3,846	—	—	3,846
Foreign currency translation	—	—	—	399	—	399
Net loss	—	—	—	—	(6,629)	(6,629)
Balance March 31, 2024	43,852,638	$4	$562,436	$848	$(464,099)	$99,189
Exercise of stock options	699,497	—	1,758	—	—	1,758
Stock-based compensation expense	15,199	—	3,439	—	—	3,439
Foreign currency translation	—	—	—	199	—	199
Net loss	—	—	—	—	(9,249)	(9,249)
Balance June 30, 2024	44,567,334	$4	$567,633	$1,047	$(473,348)	$95,336
Exercise of stock options	197,098	—	979	—	—	979
Stock-based compensation expense	2,370	—	4,195	—	—	4,195
Foreign currency translation	—	—	—	(1,083)	—	(1,083)
Net loss	—	—	—	—	(6,998)	(6,998)
Balance September 30, 2024	44,766,802	$4	$572,807	$(36)	$(480,346)	$92,429

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,876)	$(20,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433	574
Stock-based compensation	11,480	11,330
Foreign currency and other transactions	(456)	(369)
Changes in assets and liabilities:
Accounts receivable, net	2,538	(6,343)
Inventories	(4,492)	(411)
Other current assets	3,493	2,671
Other assets	(5,875)	(3,735)
Accounts payable	2,274	(6,196)
Accrued liabilities and other	(363)	3,722
NET CASH USED IN OPERATING ACTIVITIES	(13,844)	(19,196)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	3,325	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,325	—
Effect of exchange rates on cash and cash equivalents	4	5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,515)	(19,191)
Cash and cash equivalents at the beginning of period	78,637	105,762
Cash and cash equivalents at the end of period	$68,122	$86,571

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$320	$636
Acquisition of treasury shares upon repayment of secured promissory note	$—	$480

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. Y-mAbs is leveraging the Company’s proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines largely in the space of pre-targeted radio-isotope labeled therapeutics.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit of $480,346,000 as of September 30, 2024 and $457,470,000 as of December 31, 2023. Through September 30, 2024, the Company has funded the operations primarily through proceeds from sales of shares of the Company’s common stock, including the initial public offering in September 2018 and the Company’s subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

The Company had cash and cash equivalents of $68,122,000 and $78,637,000 as of September 30, 2024 and December 31, 2023, respectively. As of the issuance date of the consolidated financial statements for the three and nine months ended September 30, 2024, the Company expects that the cash and cash equivalents as of September 30, 2024 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements as currently planned through at least the next 12 months from the issuance of such financial statements.

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

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and the Company’s wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of a normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;
●	Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and
●	Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

Cash equivalents held in money market funds are valued using other significant observable inputs, which represent a Level 2 measurement within the fair value hierarchy. There is no change in the valuation methodology for the nine months ended September 30, 2024. The Company has no other cash equivalents.

The following tables present the Company’s fair value hierarchy for cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$59,303	$—	$59,303
Total	$—	$59,303	$—	$59,303

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$75,501	$—	$75,501
Total	$—	$75,501	$—	$75,501

During the three and nine months ended September 30, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

In November 2024, the FSBC issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. ASU 2024-03 is required to be adopted by the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact of this update on the Company's future disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvement to income tax disclosures (Topic 740). ASU 2023-09 addresses annual disclosures related to the income tax rate reconciliation and the income taxes paid within the tax note. ASU 2023-09 requires consistent categories and greater disaggregation of information in the income tax rate reconciliation as well as a disaggregation of taxes paid by jurisdiction for the income taxes paid. ASU 2023-09 is required to be adopted by the Company for annual periods beginning after December 15, 2024. Early adoption is permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this update on the Company’s future disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment reporting (Topic 280). ASU 2023-07 addresses improvement of reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expense. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. ASU 2023-07 is required to be adopted by the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this update on the Company’s future disclosures.

The Company has evaluated all other accounting pronouncements and accounting standard updates recently issued but not yet adopted and believes that these pronouncements will not have a material impact on the Company’s consolidated financial statements or disclosures.

NOTE 4—PRODUCT REVENUE, NET

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Product revenue, net by geographical location:
United States	$15,329	$16,072	$49,165	$48,756
International:
Western Europe	—	3,047	2,091	5,564
Eastern Asia	1,008	80	4,474	5,384
Latin America	1,272	579	3,528	579
Other regions	852	176	1,432	673
Total international	3,132	3,882	11,525	12,200
Total product revenue, net	$18,461	$19,954	$60,690	$60,956

The Company recognized royalty revenue from distribution partners of $1,133,000 and $427,000 in the three months ended September 30, 2024 and 2023, respectively. The Company recognized royalty revenue from distribution partners of $4,351,000 and $3,814,000 in the nine months ended September 30, 2024 and 2023, respectively.

Product sales to certain distribution partners that accounted for more than 10% of total product revenue, net, for the three and nine months ended September 30, 2024 and 2023 consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

McKesson	48%	48%	45%	45%
Cardinal Health	21	14	20	13
Cencora	15	18	17	22
WEP	—	15	3	9

As of September 30, 2024, the Company had recorded on the Consolidated Balance Sheets accounts receivable of approximately $19,916,000, of which $2,816,000 represents an unbilled portion to which the Company has unconditional rights to collect the consideration related to product sales to the Company’s distributor in Western Europe, WEP.

Revenue from product sales is recorded as net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of September 30, 2024, the Company had recorded accounts receivable allowances of approximately $670,000 and accrued liabilities of approximately $1,587,000 related to product sales. As of December 31, 2023, the Company had recorded accounts receivable allowances of approximately $492,000 and accrued liabilities of $2,309,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in thousands):

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

Balance December 31, 2023	$41	$2,694	$66	$2,801
Current provisions relating to sales in current year	279	8,604	7	8,890
Payments/credits received in current year	(236)	(8,586)	—	(8,822)
Change in estimate related to sales in the prior year	—	(612)	—	(612)
Balance September 30, 2024	$84	$2,100	$73	$2,257

NOTE 5—NET LOSS PER SHARE

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net loss (numerator)	$(6,998)	$(7,747)	$(22,876)	$(20,439)
Weighted-average shares (denominator), basic and diluted	44,627	43,621	44,145	43,652
Basic and diluted net loss per share	$(0.16)	$(0.18)	$(0.52)	$(0.47)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted stock units outstanding, which together totaled 10,724,964 shares and 9,015,719 shares as of September 30, 2024 and 2023, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Raw Material	$187	$—
Work In Progress	23,437	14,021
Finished Goods	3,424	2,992
Total Inventories	$27,048	$17,013

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	September 30, 2024	December 31, 2023
CURRENT ASSETS
Inventories	$9,557	$5,065
Total recorded in Current Assets	9,557	5,065

NONCURRENT ASSETS
Other assets	17,491	11,948
Total recorded in Noncurrent Assets	17,491	11,948
Total Inventories	$27,048	$17,013

As of September 30, 2024 and December 31, 2023, the Company has classified $17,491,000 and $11,948,000, respectively, of work in progress inventories as noncurrent assets based on the Company’s current demand schedule and expectation that such inventory will be utilized after one year from the balance sheet date. Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of other assets.

During the three and nine months ended September 30, 2024, the Company did not record any charges to write-off inventory. During the three and nine months ended September 30, 2023, the Company recorded charges to write-off inventory of $375,000 and $831,000, respectively.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net related to capitalized milestone payments made following FDA and other regulatory approvals, and commercialization of DANYELZA. The Company’s intangible assets, net as of September 30, 2024 and December 31, 2023 are as follows (in thousands).

	September 30, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
DANYELZA	$3,300	$934	$2,366	$3,300	$669	$2,631

Intangible assets are amortized on a straight-line basis based on a 10-year useful life of the assets. Annual amortization expense is expected to be $355,000 each year for the five-year period from 2024 to 2028, and $591,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2024 and December 31, 2023, are as follows (in thousands):

	September 30,	December 31,
	2024	2023

Accrued licensing, milestone and royalty payments	$4,802	$3,452
Accrued clinical costs	703	597
Accrued compensation and board fees	3,573	3,858
Accrued manufacturing costs	4,662	2,531
Accrued sales reserves	1,587	2,309
Other	1,311	419
Total	$16,638	$13,166

d

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into three license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements include the MSK License Agreement, dated August 20, 2015, between the Company and MSK (the “MSK License Agreement”), and the CD33 License Agreement, dated November 13, 2017, between the Company and MSK (the “CD33 License”). Through the Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement, dated December 2, 2019, among MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., (together “MabVax”), the Company and MSK (the “SAAA”), the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax (the “MabVax License Agreement”).

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

For the MSK License Agreement and the SADA License Agreement, in addition to any milestone payments, to the extent the Company enters into sublicense arrangements, it is obligated to pay to MSK, as indicated in MSK License Agreement, and MSK and MIT, as indicated in SADA License Agreement, a percentage of certain payments received from sublicensees of the rights licensed to it by MSK, or MSK and MIT, which percentage will be based upon the achievement of certain clinical milestones. See NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for sublicense agreements related to MSK License Agreements by the Company.

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

The below table represents all obligations pertaining to the significant license agreements that have been paid, expensed, or accrued for during the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	nine	nine	three	nine	three	nine	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	months	months	current	non-current	current	non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	December 31,	December 31,
Agreements	2024	2023	2024	2024	2023	2023	2024	2024	2023	2023
MSK	$5,264	$6,027	$1,352	$4,239	$1,142	$3,844	$3,252	$—	$2,452	$1,950
CD33	—	—	—	—	—	—	—	300	—	300
MabVax	10	10	—	10	10	10	—	—	—	—
SADA	875	605	—	—	4,125	4,125	1,550	1,700	1,000	3,125

Minimum royalties and certain clinical, regulatory and sales milestones that become due based upon the passage of time under the MSK License Agreement, CD33 License Agreement, the MabVax License Agreement, and the SADA License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of September 30, 2024 and December 31, 2023.

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

Contractual Agreements with Former Chief Financial Officer

On July 16, 2024, the Company entered into a separation agreement with the Company’s former Chief Financial Officer and a consultancy agreement with Investeringsselskabet GH ApS, pursuant to which the Company’s former Chief Financial Officer is providing consulting services to the Company. The terms of the separation agreement resulted in modifications to the vesting and expiration terms of the Company’s former Chief Financial Officer’s outstanding equity awards, which resulted in a non-cash stock-based compensation expense of $718,000 recorded within selling, general, and administrative on the Consolidated Statements of Net Loss and Comprehensive Loss for the three and nine months ended September 30, 2024 as there is no longer a service condition related to such awards. Under the terms of the consultancy agreement, which commenced on August 1, 2024, the Company is obligated to pay approximately $520,000 over a one-year period starting from the commencement of the agreement. The Company recognized the expenses related to the consultancy agreement within selling, general, and administrative on the Consolidated Statements of Net Loss and Comprehensive Loss for the three and nine months ended September 30, 2024 as the Company does not expect any substantive service to be performed under the consultancy agreement.

Lease Agreements

In September 2024, the Company entered into a lease agreement for office space in Princeton, New Jersey to which the Company plans to transition the Company’s headquarters location in the first half of 2025. The term of the lease is for ten years and nine months from the date the Company begins to occupy the premises, whereby the first nine months are rent free. Fixed rent payable under the lease ranges from approximately $362,000 in the first year after the free rent period concludes to $411,000 in the last year of the lease, with annual escalation. Rent is payable in equal monthly installments ranging from approximately $30,000 to $34,000 for each respective year. Pursuant to the lease agreement, the Company has two options to extend the lease for an additional five-year period per each option. At lease inception, the Company concluded the renewal option was not reasonably certain of being exercised. The Company has the option to terminate the lease before its expiration under limited circumstances. The lease agreement did not result in any financial impact for the three and nine months ended September 30, 2024 as the leased space has not been made available for use; therefore, the commencement date has not occurred as of September 30, 2024. As part of the lease agreement, the Company was offered temporary office space for free before the lease commences.

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

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000. In January 2023, the Company modified the lease by reducing the amount of space subject to the lease. The lease modification resulted in an immaterial charge in the nine months ended September 30, 2023.

Operating lease expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expenses by type of expense
Research and development	$169	$161	$507	$607
Selling, general and administrative	77	68	231	182
Total operating lease expenses	$246	$229	$738	$789

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2024, was $247,000 and $743,000, respectively, and cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2023, was $266,000 and $791,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Remainder of 2024	$250	$—
Years ending December 31,
2024	—	996
2025	698	526
2026	187	—
2027	16	—
Total lease payments	1,151	1,522
Less: Imputed interest	(76)	(103)
Total operating lease liabilities as of period end	$1,075	$1,419

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates the incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2024, the weighted average remaining lease term is 1.50 years and the weighted average discount rate used to determine the operating lease liability was 8.5%. As of December 31, 2023, the weighted average remaining lease term was 1.61 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company was named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The suit named the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, Mr. Thomas Gad as an additional defendant, and it sought to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss the lawsuit based on the record at the time. The parties have since completed documentary discovery and depositions. On February 1, 2024, both the Plaintiff and Mr. Gad filed their respective motions for summary judgment. On August 5, 2024 the Court granted the defendants motion to dismiss the case and issued a judgment order releasing all claims and terminating the case. On August 26, 2024, Plaintiff filed an appeal of the Judgment which had dismissed her claims. The Parties participated in a mediation on October 30, 2024, that did not result in a settlement. The Company shall participate in the remaining appeal as a nominal party only, as it did in the underlying action and mediation. Plaintiff/Appellant’s appeal brief is currently due on December 9, 2024.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). The amended complaint filed on May 23, 2023, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, on behalf of a proposed class consisting of those who acquired the Company’s common stock between October 6, 2020 and October

28, 2022. The amended complaint alleges that there were material misrepresentations and/or omissions regarding the FDA’s consideration of the Company’s BLA for omburtamab for the treatment of pediatric patients with CNS/leptomeningeal metastasis from neuroblastoma firstly submitted in 2020 and resubmitted in 2022. The amended complaint seeks unspecified damages, and costs and expenses, including attorneys’ fees. On February 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss the amended complaint. The Court dismissed the plaintiff’s claims relating to three of four categories of challenged statements and dismissed in part plaintiff’s claims relating to the fourth category of challenged statements. The Court also dismissed one of the individual defendants from the case. On June 26, 2024, without admitting any liability, the remaining defendants entered into a Stipulation and Agreement of Settlement (“Stipulation”) that would resolve the lawsuit upon Court approval. The proposed settlement under the Stipulation does not constitute an admission of fault or wrongdoing by the Company or any of the individual defendants. Under the terms of the Stipulation, in exchange for the release and dismissal with prejudice of all claims against all defendants in the action, the Company agreed to a settlement amount of $19,650,000, which was paid into an escrow account by the Company and the Company’s insurance before August 13, 2024. Based upon the retention limits of the Company’s Directors & Officers Insurance Policy, the Company is limited to a maximum liability relating to this matter of $5,000,000, inclusive of legal defense fees, of which the Company has paid approximately $1,375,000. The Company recorded the settlement amount of $19,650,000 and the corresponding insurance recovery receivable of $16,025,000, with net impact of $3,625,000, within selling, general and administrative expense on the consolidated statements of net loss and comprehensive loss for the nine months ended September 30, 2024. On July 1, 2024, the Court entered an order that, among other things, granted preliminary approval of the proposed settlement, and approved plaintiffs’ proposed form of notice of the proposed settlement. In August 2024, the Company paid into an escrow account the settlement amount net of the insurance recovery, which was paid into the escrow account by the Company’s insurers. Following a final approval hearing on October 28, 2024, the Court approved the settlement and entered a final judgement and order of dismissal with prejudice on October 29, 2024.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company has been named a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). The amended complaint filed on May 12, 2023, purports to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021. The amended complaint seeks, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. Defendants’ motion to dismiss the amended complaint was fully briefed as of September 8, 2023. On April 3, 2024, the parties informed the Court that they had agreed to resolve the matter on mootness grounds and hoped to reach agreement on formal documentation. On July 22, 2024, the parties executed a settlement agreement. As part of the resolution, the Company agreed to: (i) cancel 5,000 shares of stock options issued to each of the Company’s non-employee directors as compensation for the years 2020 and 2021, for a total of 60,000 options; (ii) amend the Company’s Compensation Committee Charter to provide that the Compensation Committee shall meet at least quarterly, or more frequently as necessary, to undertake its duties; and (iii) disclose in the annual proxy statements the constituents of the Company’s peer group and relevant financial and business metrics considered in establishing the peer group, including market capitalization, and a reasonably detailed description of the process for determining and approving such peer group. As part of the settlement executed on July 22, 2024, the Company agreed to pay $225,000 in attorney’s fees and expenses in full satisfaction of any and all claims by the plaintiff and his counsel for fees and expenses in the action, which was paid in August 2024. On September 17, 2024, the Court entered an order directing that (i) a Form 8-K be filed to provide notice of the resolution reached on mootness grounds; (ii) an affidavit be filed to confirm the filing of the Form 8-K; (iii) payment of the $225,000 in attorney’s fees and expenses be made within ten business days of the filing of the affidavit; and (iv) the action be dismissed. On September 20, 2024, the Form 8-K notice was filed with the SEC. On September 25, 2024, the defendants filed the affidavit confirming the filing of the Form 8-K. The Company has recorded the fees and expenses paid to the plaintiffs’ counsel of $225,000 within selling, general and administrative expense on the consolidated statements of net loss and comprehensive loss for the nine months ended September 30, 2024. The Company has considered the case to be closed as of September 30, 2024.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of September 30, 2024 and December 31, 2023, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 44,766,802 shares and 43,672,112 shares of common stock as of September 30, 2024 and December 31, 2023.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of September 30, 2024 or December 31, 2023.

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

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in September 2018. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, including performance-based restricted stock units (“PRSUs”), to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 and ending in 2028, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. As of September 30, 2024, the Company had 2,693,640 shares available for grant under the 2018 Equity Incentive Plan. Options granted under the 2018 Plan vest according to the schedule, which generally ranges from one to four years, specified in the grant agreements, and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following stock-based compensation expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation by type of award
Restricted stock units (excluding PRSUs)	$678	$181	$1,601	$537
PRSUs	99	—	251	—
Stock options	3,418	2,229	9,628	10,793
Total stock-based compensation expense	$4,195	$2,410	$11,480	$11,330

Stock-based compensation by type of expense
Research and development expenses	$1,223	$1,271	$4,362	$4,949
Selling, general and administrative expenses	2,972	1,139	7,118	6,381
Total stock-based compensation expense	$4,195	$2,410	$11,480	$11,330

The expense for the three and nine months ended September 30, 2024 was inclusive of a modification and acceleration of stock-based compensation $718,000 related to the resignation of the Company’s former Chief Financial Officer as described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. The expense for the nine months ended September 30, 2023 was inclusive of an acceleration of stock-based compensation of $1,706,000, as described further in NOTE 14— RESTRUCTURING CHARGE. There was no expense related to the restructuring in the three and nine months ended September 30, 2024

Unrecognized Stock-Based Compensation Expense

The following table sets forth the Company’s unrecognized stock-based compensation expense as of September 30, 2024, by type of award and the weighted-average period over which the Company expects to recognize the expense (in thousands):

	September 30, 2024
	Unrecognized	Weighted average
	compensation expense	recognition period (years)
Type of award
Restricted stock units (excluding PRSUs)	$4,370	2.0
PRSUs	407	1.4
Stock options	22,202	2.8
Total unrecognized stock-based compensation expense	$26,979

Restricted Stock Unit (Excluding PRSU) Activity

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest as of December 31, 2023	351,407	$5.06	1.99
Granted	471,439	11.17
Vested	(126,545)	5.51
Forfeited	(69,336)	8.33
Outstanding and expected to vest as of September 30, 2024	626,965	$9.20	1.96

During the nine months ended September 30, 2024, 20,970 shares of RSUs were granted to non-executive directors, which will vest on the earlier of the first anniversary of the date of grant and the date immediately preceding the Company’s annual meeting of stockholders in 2025, provided that in each case the recipient remains as a non-executive director through the vesting date. In addition, 4,660 shares of RSUs were granted to a new non-executive director, which will vest in equal quarterly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through the vesting date. The remaining 445,809 shares of RSUs granted in the nine months ended September 30, 2024 will vest annually over the next 3 years, provided in each case that the recipient remains an employee of the Company through each vesting date.

Performance-based Restricted Stock Unit (PRSU) Activity

The following table summarizes PRSUs issued and outstanding:

Weighted
		Weighted	average
		average	remaining
	Performance	grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding and expected to vest as of December 31, 2023	—	$—	—
Granted	54,000	12.19
Vested	—	—
Forfeited	—	—
Outstanding and expected to vest as of September 30, 2024	54,000	$12.19	1.37

The PRSUs for 54,000 shares issued in the nine months ended September 30, 2024 vest in three equal tranches over a three-year period. The assumptions that the Company used to determine the fair value of the PRSUs granted in the nine months ended September 30, 2024 using a Monte-Carlo simulation model were as follows:

Nine months ended September 30,
2024

Risk-free interest rate	4.2%
Expected volatility	101.0%
Expected dividend yield	—%

The Company did not issue any PRSUs in the nine months ended September 30, 2023.

Stock Options

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding and expected to vest as of December 31, 2023	9,307,330	$17.26	$10,012	6.44
Granted	2,088,010	11.58
Exercised	(968,145)	3.43
Forfeited/cancelled	(383,196)	13.62
Outstanding and expected to vest as of September 30, 2024	10,043,999	$17.55	$31,287	6.65
Exercisable as of September 30, 2024	6,118,041	$22.35	$15,176	5.27

All of the options granted in the nine months ended September 30, 2024, have a maximum contractual term of ten years. During the nine months ended September 30, 2024, 1,972,840 options were granted and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date, 27,900 options were granted to a new non-executive director, which will vest in equal monthly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through vesting date, and 87,270 options were granted to non-executive directors, which will vest in equal monthly installments until the first anniversary of the date of grant, provided that in each case the recipient remains a non-executive director through vesting date. During the three and nine months ended September 30, 2024, the Company cancelled 60,000 options issued to the Company’s non-employee directors in accordance with the terms of the Company’s legal settlement described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. The cancellation of these options did not result in any financial impact as the options were fully vested before the cancellation date and no replacement consideration was issued.

The weighted average fair value of stock options granted for the nine months ended September 30, 2024 and 2023 was $8.53 and $3.69, respectively. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors in the nine months ended September 30, 2024 and 2023 are set forth in the table below and presented on a weighted average basis. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the nine months ended September 30, 2024.

	Nine months ended September 30,
	2024	2023

Risk-free interest rate	4.1%	3.6%
Expected term (in years)	6.2	6.1
Expected volatility	84.3%	81.8%
Expected dividend yield	—%	—%

NOTE 12—INCOME TAXES

During the three months ended September 30, 2024 and 2023, the Company experienced pre-tax net losses of $6,652,000 and $7,560,000. The Company's income tax provision was $346,000 and $187,000 during the three months ended September 30, 2024 and 2023. There were no deferred income tax provisions during the three months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024 and 2023, the Company experienced pre-tax net losses of $22,270,000 and $20,073,000. The Company's current income tax provision was $606,000 and $366,000 during the nine months ended September 30, 2024 and 2023. There were no deferred income tax provisions during the nine months ended September 30, 2024 and 2023.

The Company’s tax returns for the years 2018 to 2023 are open for tax examination by U.S. federal and state, and the Danish tax authorities.

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

The net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company believes that the net operating loss carryforwards will not expire as a result of the limitation from the ownership change under Section 382.

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three and nine months ended September 30, 2024 and 2023.

The Company has established a retirement program for employees of its Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three and nine months ended September 30, 2024 and 2023. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —RESTRUCTURING CHARGE

On January 4, 2023, following Board approval, the Company announced a strategic restructuring plan designed to extend its cash resources and prioritize resources for the commercialization and potential label extension of DANYELZA and on the development of the SADA PRIT Technology platform. The Company completed the restructuring in May 2023, which resulted in an approximately 35% reduction to its then workforce. Affected employees were offered separation benefits, including severance and outplacement services along with temporary healthcare coverage assistance. As a result, during the nine months ended September 30, 2023, the Company recognized restructuring expenses of $4,482,000. For the nine months ended September 30, 2023, the Company recorded $3,346,000 and $1,136,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. The restructuring expenses primarily related to severance benefits of $2,776,000, and acceleration of stock-based compensation of $1,706,000, which was recognized in the nine months ended September 30, 2023 as there was no longer a service condition related to such awards.

NOTE 15 —SUBSEQUENT EVENTS

Nobelpharma, Co., Ltd. License and Distribution Agreement

On October 29, 2024, the Company entered into a license agreement with Nobelpharma Co., Ltd. for DANYELZA within Japan. As part of the agreement, the Company is entitled to a non-refundable one-time payment of $2,000,000 upon execution of the agreement. Further, the Company is entitled to receive up to $31,000,000 in product and commercial milestone payments in addition to profit sharing on commercial sales on DANYELZA, if successfully approved and commercialized in Japan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, as supplemented by this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the information under “Forward-Looking Statements” in this Quarterly Report on Form 10-Q. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel, antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary antibody platforms and deep expertise in the field of antibodies to develop a broad portfolio of innovative medicines largely in the space of pre-targeted radio-isotope labeled therapeutics.

Our only approved drug DANYELZA (naxitamab-gqgk) received accelerated approval by the United States Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In October 2024, we achieved a three-year extension of DANYELZA U.S. patent through February 2034.

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

Our partner the Beat Childhood Cancer Research Consortium, or BCC, is leading a multi-center Phase 2 trial evaluating naxitamab in combination with standard induction therapy for patients with newly diagonalized HR NB. We have 22 active sites and treated 11 patients with recruitment ongoing as of September 30, 2024. The amended protocol for the transition to a comparison with an external control is currently in process and being evaluated. We expect the trial to transition from a single-arm trial, to a comparative trial with an external control arm that reflects current standard of care for induction therapy with comparable patient population that is carefully selected and propensity score matched. Our aim for the trial is to demonstrate superiority in Complete Response at the end of induction therapy in the naxitamab arm versus the standard of care.

In advanced breast cancer, we are partnering with the Ohio State University on a Phase 1b/2 trial investigating TGFβ NKs, gemcitabine plus naxitamab in patients with GD2-positive metastatic breast cancer. The recruiting for patients was initiated in the three months ended September 30, 2024. Evaluation of dose-limiting toxicities with the combination of gemcitabine and natural killer (“NK”) cells, and the persistence of NK cells in the blood, will be followed by the addition of naxitamab. Upon the outcome of this trial, we would consider moving forward with a multi-center Phase 2 trial.

In patients with refractory Ewing sarcoma, the Institute of Mother and Child in Poland is leading a randomized Phase 2 trial evaluating the efficacy and safety of naxitamab. This trial was initiated during the fourth quarter of 2023. Three patients have been dosed in the naxitamab arm and recruitment is ongoing as of September 30, 2024. We expect a total of 16 patients in the naxitamab arm. We expect to complete the trial in 2028.

In addition, we are in discussions with the MD Andersen Cancer Center to initiate a multi-center Phase 1/2 study with a Phase 1 run-in, that seeks to test the hypothesis that the addition of naxitamab to current standard of care, will increase the objective response rate in patients with metastatic Triple Negative Breast Cancer who have received at least one prior line of systemic therapy for metastatic disease. The study, which is anticipated to start in the first quarter in 2026, will further inform us on a future Phase 2 program in Triple Negative Breast Cancer.

We are using our proprietary SADA PRIT Technology to advance a series of antibody constructs, using a two-step pre-targeting approach. The antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. The latest patient cohort, cohort 6, opened in the fourth quarter of 2024, and has expanded to include patients with HR NB (above 16 years of age). We currently have seven active treatment sites as of September 30, 2024. Patients dosed with the GD2-SADA protein have not experienced dose limiting toxicities or treatment related serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. We have completed cohorts 1 to 5, using a radioactive payload upto 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood pharmacokinetic (“PK”) profile of the construct in these patients dosed with the 0.3 mg/kg, 1 mg/kg and 3 mg/kg of protein appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days. Further, we plan to submit an IND to the FDA for a Phase 1 multicenter study of GD2-SADA for the potential treatment of pediatric neuroblastoma in the first half of 2025, pending results from the 1001 study Part A.

The IND for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma was cleared in October 2023, and we are currently screening and plan to dose the first patient in 2024. We believe the SADA PRIT Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023, following receipt of a complete response letter in November 2022 from the FDA for our Biologics License Application for radiolabeled 131I-omburtamab for central nervous system leptomeningeal metastases, or CNS-LM, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT

Technology platform. In connection with the restructuring, we determined to deprioritize our radiolabeled omburtamab development program for CNS-LM. In addition, we deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our then workforce.

As previously disclosed, last year we determined to deprioritize all development work on radiolabeled omburtamab for CNS-LM, and to deprioritize the development work on our GD2-GD3 Vaccine and CD33 bispecific antibody constructs to continue focusing our development resources on additional indications for DANYELZA and potential applications for our SADA PRIT platform. We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027.

This estimate reflects our current business plan, including our development plans and business strategy following the restructuring, which is supported by assumptions that may prove to be inaccurate, such that we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the radiolabeled omburtamab program, the GD2-GD3 Vaccine and the CD33 bispecific antibody constructs. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financing, collaborations, licensing arrangements, or other sources.

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

As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $480.3 million and $457.5 million, respectively. We experienced net losses of $7.0 million and $22.9 million for the three and nine months ended September 30, 2024, and our net loss was $7.7 million and $20.4 million for the three and nine months ended September 30, 2023, respectively. We have incurred significant net operating losses in every year since our inception. We expect our net operating losses to decrease in the future as our DANYELZA product revenue grows to help fund our significant research and development expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

●	continue to advance DANYELZA through the various regulatory processes both in the United States and internationally;
●	continue to advance our other product candidates through pre-clinical and clinical development;
●	continue to identify additional research programs and additional product candidates, as well as additional indications for existing product candidates;
●	initiate pre-clinical studies and clinical trials for any additional product candidates we may identify;
●	develop, maintain, expand and protect our intellectual property portfolio; and
●	hire additional research, sales force, commercialization, clinical and scientific personnel.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, in its complete response letter (“CRL”) for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of a potential trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile, and we have determined to deprioritize our radiolabeled omburtamab development program for CNS-LM. If we are required and we determine to conduct additional clinical trials of a product candidate, we will need substantial additional funds and there is no assurance that the results of any such additional clinical trials will be sufficient for approval.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources, and we are currently focused on the continued commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In addition to deprioritizing development of omburtamab for CNS-LM, we have deprioritized further work related to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs. Following the January 2023 restructuring, our research and development expenses have decreased from historic averages. Our Research and Development expenses have decreased for the three and nine months ended September 30, 2024 when compared to the same period in 2023.

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

Our selling, general, and administrative expenses include administrative costs to support continued research and development activities, potential commercialization of additional product candidates and additional indications and costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

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

A summary of significant changes in critical accounting policies and significant judgements and estimates for the nine months ended September 30, 2024 are included in NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

For a discussion of critical accounting policies, see the section entitled “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
REVENUES
Product revenue, net	$18,461	$19,954	$(1,493)	(7)%
License revenue	—	500	(500)	N/A
Total revenues	18,461	20,454	(1,993)	(10)
OPERATING COSTS AND EXPENSES
Cost of goods sold	2,248	2,595	(347)	(13)
License royalties	—	50	(50)	N/A
Research and development	11,168	15,358	(4,190)	(27)
Selling, general, and administrative	13,613	10,200	3,413	33
Total operating costs and expenses	27,029	28,203	(1,174)	(4)
Loss from operations	(8,568)	(7,749)	(819)	11
OTHER INCOME, NET
Interest and other income	1,916	189	1,727	914
LOSS BEFORE INCOME TAXES	(6,652)	(7,560)	908	(12)
Provision for income taxes	346	187	159	85
NET LOSS	$(6,998)	$(7,747)	$749	(10)%

Revenues

Product revenue, net

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following:

	Three months ended September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
Product revenue, net by geographical location:
United States	$15,329	$16,072	$(743)	(5)%
International:
Western Europe	—	3,047	(3,047)	N/A
Eastern Asia	1,008	80	928	1,160
Latin America	1,272	579	693	120
Other regions	852	176	676	384
Total international	3,132	3,882	(750)	(19)
Total product revenue, net	$18,461	$19,954	$(1,493)	(7)%

The $1.5 million, or 7%, decrease in product revenue, net was due to decreased product revenue, net from international markets and also in the United States. Our international product revenue, net was $3.1 million for the three months ended September 30, 2024, a decrease of 19% compared to $3.9 million in the three months ended September 30, 2023. Product revenue, net from international markets includes $1.3 million from Latin America driven by recurring orders following commercial launches in Brazil and Mexico in the second quarter of 2024, and $1.0 million from Eastern Asia. Product revenue, net from Western Europe in the three months ended September 30, 2023 included $3.0 million of product revenue, net from our distribution partner, WEP. Our distribution partner in Western Europe operates our named patient program in the region. We did not have any shipments to Western Europe region in the three months ended September 30, 2024. Product revenue, net from the United States was $15.3 million and $16.1 million for the three months ended September 30, 2024 and 2023, respectively, representing a 5% decline primarily due to an unfavorable price mix, partially offset by increased volume.

We recognized royalty revenue from our distribution partners of $1.1 million and $0.4 million in the three months ended September 30, 2024 and 2023, respectively.

License revenue

There was no license revenue in the three months ended September 30, 2024. We recorded $0.5 million in license revenue for the three months ended September 30, 2023 upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium.

Cost of Goods Sold

Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, indirect labor costs, third-party royalties for approved products, and indirect overhead costs. Cost of goods sold was $2.3 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively. Cost of goods sold included 1% lower vial volumes in the three months ended September 30, 2024, compared to the same period in 2023, and the three months ended September 30, 2023 included an inventory write-down of $0.4 million for an inventory batch that did not meet out quality specification.

We define gross margin as net product revenues less cost of goods sold divided by net product revenues. Our gross margin stayed relatively flat at 88% and 87% for the three months ended September 30, 2024 and 2023, respectively. Our gross margin in the three months ended September 30, 2023 was slightly lower due to the above noted inventory write-down.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. We did not record any license royalty expense for the three months ended September 30, 2024. We recorded $50 thousand license royalty expense for the three months ended September 30, 2024 related to the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
Outsourced manufacturing	$3,092	$2,809	$283	10%
Clinical trials	2,295	2,293	2	0
Outsourced research and supplies	69	188	(119)	(63)
Milestones and license acquisition costs	—	4,125	(4,125)	(100)
Personnel costs	3,024	2,745	279	10
Professional and consulting fees	387	136	251	185
Stock-based compensation	1,027	1,356	(329)	(24)
Information technology expenses	599	590	9	2
Other	675	1,116	(441)	(40)
Total research and development	$11,168	$15,358	$(4,190)	(27)%

Research and development expenses were $11.2 million for the three months ended September 30, 2024, compared to $15.4 million for the three months ended September 30, 2023. The $4.2 million decrease in research and development expenses was primarily attributable to the recognition of $4.1 million milestones and license acquisition costs related to our SADA License Agreement during the three months ended September 30, 2023, as we determined certain time-based clinical milestones within the agreement were probable based on the availability of necessary data and the assessment of clinical progress in the third quarter of 2023.

Selling, General, and Administrative

Selling, general, and administrative expenses were $13.6 million for the three months ended September 30, 2024, as compared to $10.2 million for the three months ended September 30, 2023. The $3.4 million increase in selling, general and administrative expenses was primarily attributable to a $1.2 million increase related to our former Chief Financial Officer’s separation and consulting agreements, $1.1 million increase in personnel cost, inclusive of stock-based compensation and $0.5 million increase in professional and consulting fees. The agreements with our former Chief Financial Officer are described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Interest and Other Income

Interest and other income for the three months ended September 30, 2024 was $1.9 million as compared to interest and other income of $0.2 million for the three months ended September 30, 2023. Our interest and other income increased by $1.7 million primarily due to a $1.9 million of foreign currency transactional gains in the three months ended September 30, 2024, partially offset by a $0.2 million decrease in interest earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes was $0.3 million for the three months ended September 30, 2024 as compared to $0.2 million for the three months ended September 30, 2023. The increase in provision for income taxes was primarily driven by a decrease in loss before income taxes.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
REVENUES
Product revenue, net	$60,690	$60,956	$(266)	(0)%
License revenue	500	500	—	N/A
Total revenues	61,190	61,456	(266)	(0)
OPERATING COSTS AND EXPENSES
Cost of goods sold	7,359	9,327	(1,968)	(21)
License royalties	50	50	—	N/A
Research and development	36,720	40,831	(4,111)	(10)
Selling, general, and administrative	42,245	33,721	8,524	25
Total operating costs and expenses	86,374	83,929	2,445	3
Loss from operations	(25,184)	(22,473)	(2,711)	12
OTHER INCOME, NET
Interest and other income	2,995	2,400	595	25
LOSS BEFORE INCOME TAXES	(22,189)	(20,073)	(2,116)	11
Provision for income taxes	606	366	240	66
NET LOSS	$(22,795)	$(20,439)	$(2,356)	12%

Revenues

Product revenue, net

The Company’s product revenue, net was generated from sales of DANYELZA and consists of the following:

	Nine months ended September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
Product revenue, net by geographical location:
United States	$49,165	$48,756	$409	1%
International:
Western Europe	2,091	5,564	(3,473)	(62)
Eastern Asia	4,474	5,384	(910)	(17)
Latin America	3,528	579	2,949	509
Other regions	1,432	673	759	113
Total international	11,525	12,200	(675)	(6)
Total product revenue, net	$60,690	$60,956	$(266)	(0)%

Our product revenue, net stayed relatively flat at $60.7 million and $61.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by a $0.7 million decrease in international product revenue, net in the nine months ended September 30, 2024, while product revenue in the United States, net was relatively flat. Our distribution partner in Western Europe operates our named patient program in the region, for and the product revenue, net for the nine months ended September 30, 2023 included the initial inventory stocking order in anticipation of the launch of the program, which did not recur in 2024.

Product revenue, net from Eastern Asia in the nine months ended September 30, 2023 also included an initial commercial launch inventory stocking order for the commercial launch of DANYELZA in China during the nine months ended September 30, 2023. Our Latin America region experienced commercial launches in Brazil and Mexico and our product revenue, net reflects an initial inventory stocking order in the nine months ended September 30, 2024.

We recognized royalty revenue from our distribution partners of $4.1 million and $3.8 million in the nine months ended September 30, 2024 and 2023, respectively.

License revenue

In January 2024, we accepted the price for DANYELZA in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. We received a $0.5 million regulatory-based milestone payment in connection with the price approval from CMED in the nine months ended September 30, 2024. We recorded $0.5 million in license revenue for the nine months ended September 30, 2023 upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium.

Cost of Goods Sold

Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, indirect labor costs, third-party royalties for approved products, and indirect overhead costs. Cost of goods sold was $7.4 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cost of goods sold included 37% lower vial volume in the nine months ended September 30, 2024, compared to the same period in 2023, and inventory write-downs totaling $0.8 million for two inventory batches that did not meet out quality specification in the nine months ended September 30, 2023.

We define gross margin as net product revenues less cost of goods sold divided by net product revenues. Our gross margin was at 88% for the nine months ended September 30, 2024, compared to 85% for the nine months ended September 30, 2023. Our gross margin increased in the nine months ended September 30, 2024 due to a favorable gross profit mix from revenue in our international regions, particular Eastern Asia that had an inventory order in the nine months ended September 30, 2023, and the above noted inventory write-down in the nine months ended September 30,2023.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. During the nine months ended September 30, 2024, license royalties were related to MSK’s share of licensing revenues. We incurred license royalty expense of $50,000 during the nine months ended September 30, 2024 in connection with the price approval from CMED in January 2024. We incurred license royalty expense of $50 thousand during the nine months ended September 30, 2023 related to licensing revenue recognized upon September 2023 achievement of marketing authorization for DANYELZA in Mexico within the terms of the non-refundable license milestone under our sublicense agreement with Adium.

Research and Development

We do not record our research and development expenses on a program by program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees, and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
Outsourced manufacturing	$8,764	$9,529	$(765)	(8)%
Clinical trials	7,671	4,614	3,057	66
Outsourced research and supplies	400	825	(425)	(52)
Milestones and license acquisition costs	—	4,125	(4,125)	(100)
Personnel costs	10,474	10,903	(429)	(4)
Professional and consulting fees	987	1,003	(16)	(2)
Stock-based compensation	4,036	5,034	(998)	(20)
Information technology expenses	1,849	1,851	(2)	(0)
Other	2,595	2,947	(352)	(12)
Total research and development	$36,776	$40,831	$(4,055)	(10)%

Research and development expenses were $36.8 million and $40.8 million for the nine months ended September 30, 2024 and 2023. The $4.0 million decrease in research and development expenses is primarily driven by the recognition of $4.1 million in milestones and license acquisition costs during the nine months ended September 30, 2023, as noted below, a $1.4 million decrease in personnel costs, inclusive of stock-based compensation due to acceleration of stock-based compensation and other expenses in connection with the restructuring in January 2023, and a $0.8 million decrease in outsourced manufacturing, partially offset by a $3.0 million increase in clinical trials. We recognized $4.1 million in milestones and license acquisition costs related to our SADA License Agreement recognized in the three months ended September 30, 2023, as we determined certain time-based clinical milestones within the agreement were probable based on the availability of necessary data and the assessment of clinical progress in the third quarter of 2023. The $3.0 million increase in clinical trials is primarily driven by our increased SADA PRIT program clinical trial activities in 2024, which is partially offset by a decrease in outsourced manufacturing for SADA PRIT programs, which had increased production in the nine months ended September 30, 2023 in anticipation of the clinical trial activities in 2023 and 2024.

Selling, General, and Administrative

Selling, general, and administrative expenses were $42.3 million for the nine months ended September 30, 2024, as compared to $33.7 million for the nine months ended September 30, 2023. The $8.5 million increase in selling, general, and administrative expenses was partially attributable to a net impact of $3.6 million related to the settlement of a shareholder class-action lawsuit in the nine months ended September 30, 2024, and an additional $0.2 million related to another legal settlement in the nine months ended September 30, 2024. Both settlements are described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q. The increase also includes a $1.2 million increase related to our former Chief Financial Officer’s separation and consulting agreements, $1.1 million increase in personnel cost inclusive of stock-based compensation and $0.8 million in professional and consulting fees. The agreements with our former Chief Financial Officer are described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2024 was $3.0 million compared to $2.4 million for the nine months ended September 30, 2023. Our interest and other income increased by $0.6 million primarily due to a $1.1 million of foreign currency transactional gains, partially offset by a $0.3 million decrease in interest earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes was $0.6 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in provision for income taxes was primarily driven by certain U.S. state jurisdictions, and, to a lesser extent, limitation on utilization of U.S. federal net operating losses.

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

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $68.1 million and $78.6 million, respectively. We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support our operations into 2027. This estimate is based on our current business plan, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities, and no further development of the radiolabeled omburtamab program, the GD2-GD3 Vaccine or the CD33 bispecific antibody constructs. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financing, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent

	(in thousands)
Net cash used in operating activities	$(13,844)	$(19,196)	$5,352	(28)%
Net cash from investing activities	—	—	—	N/A
Net cash from financing activities	3,325	—	3,325	N/A
Effect of exchange rates on cash and cash equivalents	4	5	(1)	(20)
Net decrease in cash and cash equivalents	$(10,515)	$(19,191)	$8,676	(45)%

Net Cash Used In Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $19.2 million for the nine months ended September 30, 2023. The $5.4 million decrease in cash used in operating activities was primarily due to a decrease in cash used for working capital of $7.9 million, which was primarily driven by an $8.9 million increase in accounts receivable collections, and a $4.4 million decrease in cash payments against accounts payables and accrued liabilities, during the nine months ended September 30, 2024 compared to the corresponding period in 2023, partially offset by $4.1 million of increased spending on inventories, and increased net loss of $2.4 million, primarily attributable to a payment of $3.6 million related to the settlement of a shareholder class-action lawsuit in the nine months ended September 30, 2024, and an additional legal settlement payment of $0.2 million in the nine months ended September 30, 2024. Both settlements are described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Net Cash From Investing Activities

We did not generate or use cash for investing activities during the nine months ended September 30, 2024 and 2023.

Net Cash From Financing Activities

Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2024, which resulted from proceeds from exercised stock options. We did not generate or use cash for financing activities during the nine months ended September 30, 2023.

Funding Requirements

Our cash and cash equivalents were $68.1 million as of September 30, 2024. We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, should support operations into 2027. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no new partnerships or other new business development and no further development of the radiolabled omburtamab program, the GD2-GD3 Vaccine and the CD33 bispecific antibody constructs.

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

Contractual Obligations and Commitments

A summary of the financial balances related to our material outstanding contractual commitments and the maximum financial impact related to milestones under those contractual obligations are included in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

For a discussion of our material license agreements, see the section entitled “Contractual Obligations and Commitments” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Research and development is inherently uncertain and, should such research and development fail, the MSK License Agreement, the CD33 License Agreement, and SADA License Agreement are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License, the SADA License or the MabVax/Y-mAbs Sublicense. We have entered into sublicenses and distribution agreements with Swixx for the Eastern Europe region, SciClone for the Eastern Asia region, and Takeda for Israel in 2020, Adium for the Latin America region in 2021, WEP for the Western Europe region in 2022, TRPharm İlaç Sanayi Ticaret A.Ş., TRPharm FZ-LLC for Turkey in 2024 and Nobelpharma Co. Ltd. for Japan in 2024, as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

Known Trends, Geopolitical Events and Uncertainties

On February 24, 2022, Russia launched a wide-ranging attack on Ukraine. Sanctions issued by the U.S. and other countries against Russia and related counter-sanctions issued by Russia have made it very difficult for us to operate in Russia, and we terminated our clinical trials of DANYELZA in Russia and put on hold our regulatory activities to obtain marketing authorization for DANYELZA in Russia subsequently to the attack. Although the long-term implication of the conflict between Ukraine and Russia remains uncertain at this time, it did not result in material impact on our financial results for the three and nine months ended September 30, 2024 and 2023.

On October 7, 2023, Hamas militants infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. The ensuing conflict in the region may have an adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel pursuant to our exclusive licensing and distribution agreement with Takeda Israel, as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive. Although the long-term implication of the conflict in the Middle East remains uncertain at this time, it did not result in a material impact on our financial results for the three and nine months ended September 30, 2024 and 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a) 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in those sections, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

The commercial success of DANYELZA and of any future approved products will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

The commercial success of DANYELZA, and of any future approved products, will depend in part on market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well-established in the medical community, and doctors may continue to rely on these treatments. DANYELZA was not listed in the treatment recommendations for neuroblastoma in the guideline published in July 2024 by the National Comprehensive Cancer Network, a none-profit alliance of 33 leading cancer care centers. If DANYELZA or any future approved products do not achieve an adequate level of acceptance, we may not generate significant revenues from sales of drugs and we may not become profitable. The degree of market acceptance of DANYELZA, and of any future product, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of the product and the prevalence and severity of any side effects;
●	developing processes for the safe administration of the product, including long-term follow-up for all patients who receive the product;
●	the potential advantages of the product compared to competitive therapies;
●	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
●	our ability, or the ability of any potential future collaborators, to offer the product for sale at competitive prices;
●	the product’s convenience and ease of administration compared to alternative treatments and any requirement for in-patient versus out-patient administration;
●	the willingness of the target patient population to try, and of physicians to prescribe, the product;
●	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;
●	the strength of sales, marketing and distribution support;
●	changes in the standard of care for the targeted indications for the product;
●	the willingness of the target patient populations to try new therapies and enroll in ongoing clinical trials, and of physicians to prescribe these therapies;
●	relative convenience and ease of administration;
●	availability and amount of coverage and reimbursement from government payors, managed care plans and other third-party payors; and
●	the timing of competitive product introductions and other actions by competitors in the marketplace.

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

10.1†	Separation Agreement entered into on July 16, 2024, between Bo Kruse and Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed, July 19, 2024)

10.2†

Consultancy Agreement, entered into on July 16, 2024, between Investeringsselskabet GH ApS and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed, July 19, 2024)

10.3*	Lease Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership

10.4*	License Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership

10.5

License Agreement, entered into on October 29, 2024 and effective October 23, 2024, by and between Nobelpharma, Co., Ltd. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed, November 1, 2024)

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

Y-MABS THERAPEUTICS, INC.

Dated: November 8, 2024	By:	/s/ Michael Rossi
Name: Michael Rossi
Title: President, Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2024	By:	/s/ Peter Pfreundschuh
Name: Peter Pfreundschuh
Title: Chief Financial Officer and Treasurer (Principal Financial Officer)