Form 10-K
period 2024-12-31
Y-mAbs Therapeutics, Inc.
filed 2025-03-04
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38650

Y-mAbs Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4619612
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

202 Carnegie Center, Suite 301 Princeton, NJ	08540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (646)-885-8505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value	YMAB	The Nasdaq Global Select Market

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

As of June 30, 2024 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the Nasdaq Global Select Market on such date, was approximately $450 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of February 25, 2025 was 45,218,177.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2025 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed to constitute part of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

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

These risks are discussed more fully below under “Risk Factors” and include, but are not limited to, the following:

●	We may not be able to successfully implement our business strategy, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop, obtain regulatory approval of and commercialize our other product candidates based on our Self-Assembly DisAssembly Pretargeted Radio-immuno Therapy, or SADA PRIT, technology platform;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidates for which we may receive marketing approval may not be realized;
●	We may not be successful in marketing, expanding the indications for, and selling DANYELZA and any current or future product candidates for which we may receive marketing approval;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find suitable replacements for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner. The anticipated transition of DANYELZA manufacturing to a new facility by our contract manufacturer may not be successful or completed in a timely manner to avoid production delays;
●	The SADA PRIT technology that we use has not been approved for commercial use by the U.S. Food and Drug Administration, or the FDA or any other regulatory authority and our clinical effort may not result in approval or marketable products;
●	We are dependent on our relationship and collaboration with clinical and academic institutions, in particular on our exclusive rights with Memorial Sloan Kettering Cancer Center, or MSK, and Massachusetts Institute of Technology, or MIT, under the 2015 MSK License Agreement (as amended), and under the 2020 SADA License Agreement;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	Our expectations with respect to the commercial value of any of our product candidates, including antibody constructs based on the SADA PRIT technology platform, may not be realized;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, including the initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals, may not be realized, or may not delivered in accordance with our expected timelines;

●	The outcome of pre-clinical studies and early clinical trials related to radioimmunotherapy, or RIT may not be predictive of the success of later clinical trials. Interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities, and if an adverse safety issue, clinical hold or other adverse finding occurs in one of our clinical trials, such event could adversely affect clinical trials of our other product candidates;
●	Our expectations with respect to the timing of and our ability to obtain and maintain regulatory, marketing and reimbursement approvals for our product candidates may not be realized;
●	We may be unable to establish and maintain sufficiently broad protection of the intellectual property rights covering our product candidates and technology;
●	We are subject to government laws and regulations, and we may be unable to comply with healthcare laws and regulations in the United States and any applicable foreign countries, including, without limitation, those applying to the marketing and sale of pharmaceutical products;
●	We may be unable to identify and develop additional product candidates and technologies with significant commercial potential;
●	We may be unable to attract, integrate, manage and retain qualified personnel or key employees
●	We currently depend on third parties for a portion of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves;
●	We will require additional funding to finance our operations, complete the development and commercialization of our product and product candidates, and evaluate future product candidates, programs or other operations;
●	Our common stock price and other factors that are beyond our control may impact our ability to raise additional capital on favorable terms or at all;
●	We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more effective than ours;
●	Our business, financial condition and results of operations have been and may in the future be adversely affected by health crises, macroeconomic conditions, uncertain global financial markets, supply-chain disruptions, and by geopolitical events;
●	Our expectations with respect to our business realignment strategy may not be realized, we may incur additional costs implementing it or other difficulties, and we may be unable to successfully run and manage the business effectively and efficiently;
●	Our expectations with respect to our financial performance, including our estimates regarding revenues, expenses, cash flow and capital expenditure requirements, may not be realized, and our estimates regarding how long our cash resources are expected to last, may be inaccurate; and
●	Any litigation to which we are a party could result in substantial damage or other adverse consequences to our business and may divert management’s time and attention from our business. Any litigation, including product liability claims, that is successful against us may result in the incurrence of substantial liability if our insurance is inadequate.

PART I

ITEM 1.	BUSINESS.

Business Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel radioimmunotherapy and antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary radioimmunotherapy and antibody platforms, and our deep expertise in radioimmunotherapy and antibodies to develop a broad portfolio of innovative medicines, largely in the space of pre-targeted radio-isotope labeled therapeutics.

Our mission is to become a global leader in developing better and safer radioimmunotherapy and antibody-based oncology therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our pipeline of therapeutic and diagnostic candidates into select adult and pediatric cancer indications either independently or in collaboration with potential partners.

Our only approved drug DANYELZA (naxitamab gqgk) received accelerated approval by the U.S. Food and Drug Administration, or the FDA, in November 2020 for the treatment, in combination with Granulocyte Macrophage Colony Stimulating Factor, or GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed or refractory, or R/R, high risk neuroblastoma, or HR NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping in February 2021. In October 2024, we were granted a three-year extension of the U.S. patent covering DANYELZA with protection through February 2034.

DANYELZA in combination with GM-CSF has been evaluated in a Phase 2 clinical study in front-line high-risk neuroblastoma, or HR NB, for patients in the first complete remission, including those that did not undergo autologous stem cell transplant. DANYELZA plus GM-CSF in combination with chemoimmunotherapy (irinotecan + temozolamide) was also evaluated and shown to be effective in patients with refractory or multiple relapsed HR NB disease. DANYELZA is currently being evaluated in an ongoing pivotal-stage multicenter trial (Study 201), which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA.

On November 24, 2024 MSK published an abstract at Connective Tissue Oncology Society using DANYELZA Anti-Gd2 Antibody in an ISS multi-center osteosarcoma trial (Study 15-096). Per the results of this trial, the data missed the established end point of 12-month event free survival, or EFS, of 40%. The underlying EFS response rates were as follows:

●	Overall population 14 out of 39 patients – 12-month EFS: 36%
●	2nd Complete Response, or CR: 37%
●	3rd CR: 33%

Looking into further association between 12-month EFS and GD2 expression

●	5 of 16 GD2 positive patients (31%) were event free at 12 months
●	4 of 8 GD2 positive patients (50%) with 4+ staining intensity were event free at 12 months

We believe that this data shows DANYELZA’s potential to serve a high unmet need within osteosarcoma where survival rates have shown little or no improvement in decades. With the current standard of care, 12-months EFS is typically approximately 20% (as reported in various published reports). We also believe that the data supporting the use of DANYELZA for targeting GD2 is very compelling and worth further development. We are considering the advancement of a diagnostic tool for GD2, which could prove to be a valuable tool for a potential pivotal trial in this or other GD2 related indications.

Our partner, the Beat Childhood Cancer Research Consortium, or BCC, is leading a multi-center Phase 2 trial evaluating naxitamab in combination with standard induction therapy for patients with newly diagnosed HR NB. Twenty-two sites are active with additional sites pending, 12 patients have been treated with recruitment ongoing. An amended protocol transitioning to a comparison with an external control is currently in process and being evaluated. We expect the trial to transition from a single-arm trial, to a comparative trial with an external control arm that reflects current standard of care for induction therapy with comparable patient population that is carefully selected and propensity score matched. The trial aim is to demonstrate superiority in complete response at the end of induction therapy in the naxitamab arm versus the standard of care.

BCC is also conducting a Phase 2, non-randomized, trial evaluating naxitamab in combination with tipifarnib (farnesyltransferase inhibitor) in patients with relapsed/refractory HR NB. The study was initiated in December 2024, has one currently active site, but is expected to be multi-center with a target enrollment of 98 patients by 2030. The trial is utilizing commercial supply of naxitamab.

In advanced breast cancer, we are partnering with the Ohio State University on a Phase 1b/2 trial investigating TGFβ natural killer, or NK cells, gemcitabine plus naxitamab in patients with GD2-positive, HER2-negative metastatic breast cancer. The recruiting for patients was initiated in the third quarter of 2024. Evaluation of dose-limiting toxicities with the combination of gemcitabine and NK cells, and the persistence of NK cells in the blood, will be followed by the addition of naxitamab. Upon the outcome of this trial, we may consider moving forward with a multi-center Phase 2 trial.

In patients with GD2-positive refractory Ewing sarcoma, the Institute of Mother and Child in Poland is leading a randomized Phase 2 trial evaluating the efficacy and safety of naxitamab. This trial was initiated during the fourth quarter of 2023. Three patients have been treated in the naxitamab arm and recruitment is ongoing as of December 31, 2024. A total of 16 patients are expected in the naxitamab arm. The trial is expected to be completed in 2028.

In addition, we are in discussions with the MD Anderson Cancer Center to initiate a multi-center Phase 1/2 study with a Phase 1 run-in, that seeks to test the hypothesis that the addition of naxitamab to current standard of care will increase the objective response rate in patients with metastatic Triple Negative Breast Cancer who have received at least one prior line of systemic therapy for metastatic disease. The study, which is anticipated to start in the first quarter of 2026, is anticipated to further inform us on a future Phase 2 program in Triple Negative Breast Cancer.

We are using our proprietary SADA PRIT technology platform to advance a series of antibody constructs, using a two-step pre-targeting approach. The antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patient dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, malignant melanoma and adult neuroblastoma. The latest patient cohort, cohort 6, started to dose patients in the fourth quarter of 2024, and has expanded to include patients with HR NB (above 16 years of age). We continue to maintain the seven active treatment sites we had in place as of December 31, 2024. Patients dosed with the GD2-SADA protein have not experienced dose limiting toxicities or treatment related serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. We have completed cohorts 1 to 5, using a radioactive payload up to 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood pharmacokinetic (“PK”) profile of the construct in these patients dosed with the 0.3 mg/kg, 1 mg/kg and 3 mg/kg of protein appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days. Further, we plan to submit an IND to the FDA for a Phase 1 multicenter study of GD2-SADA for the potential treatment of pediatric neuroblastoma in the first half of 2025, pending results from the 1001 study Part A.

We are currently enrolling and evaluating patients for our CD38-SADA construct for the treatment of patients with relapsed or refractory Non-Hodgkin Lymphoma, or NHL. We believe the SADA PRIT technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023, following receipt of a complete response letter in November 2022 from the FDA for our Biologics License Application, or BLA, for radiolabeled 131I-omburtamab for central nervous system leptomeningeal metastases, or CNS-LM, we deprioritized our radiolabeled omburtamab development program for CNS-LM, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK. In addition, we have also deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan.

In January 2025, we announced a business realignment plan designed to optimize our operations by aligning dedicated internal resources to two business units, with the goal of increasing operational flexibility and speed, and accelerating clinical development within our radiopharmaceutical platform. Pursuant to the plan, the Company now has two business units, one that is focused on expanding market access to DANYELZA and progressing the clinical and commercial development of naxitamab in other indications and for potential label expansion, and another that is focused on progressing the radiopharmaceutical platform, including the SADA PRIT technology platform and our early-stage pipeline, with a shared general administrative function. In connection with this business realignment, the Company expects a reduction in its current workforce by up to approximately 13% which we expect will be completed in late 2025.

As summarized in the graphic below, we are advancing development of a focused clinical pipeline of novel radioimmunotherapy and antibody-based therapeutic candidates aimed at improving the lives of patients afflicted with a variety of cancers:

(1)

DANYELZA received accelerated approval from the FDA in November 2020. Pivotal registration studies supporting the BLA submission, comprised of Study 12-230 measuring pharmacokinetic, toxicity and efficacy and an additional pivotal multicenter Phase 2 study, Study 201, designed to prove comparability between study sites using a current good manufacturing practices, or cGMP, commercial manufacturer. Study 201 has also been designed to satisfy the confirmatory study and post-marketing requirements set by the FDA.

(2)	Initial study represents pediatric and young adult patients with ages ranging from 1 to 40 years.

Overview of Active INDs

The table below sets forth our product candidates, date of the initial submission of the IND to the FDA, as well as the current sponsor, the subject matter and the status of each such IND.

	Date of	Current	Subject Matter
Product Candidate	Initial Submission	Sponsor	of IND	Current Status
DANYELZA	June 14, 2011	MSK	NB and other GD2-positive tumors	Clinical trials completed

DANYELZA	September 5, 2017	Y‑mAbs	Pediatric NB	Clinical trials ongoing

DANYELZA	August 31, 2022	BCC	Pediatric NB	Clinical trials ongoing

DANYELZA	September 16, 2024	Ohio State University (OSU)	Breast Cancer	Clinical trials ongoing

DANYELZA	June 28, 2023	Institute of Mother and Child	Ewing Sarcoma	Clinical trials ongoing

GD2-SADA	December 30, 2021	Y-mAbs	GD2-positive tumors solid	Clinical trial ongoing

CD38-SADA	September 15, 2023	Y-mAbs	Non-Hodgkin’s lymphoma (NHL)	Clinical trial ongoing

MSK License Agreements

We have exclusive rights to MSK’s rights in all our current product candidates under our 2015 license agreement (as amended), or the MSK License Agreement, with MSK. The MSK License Agreement also provides us with non-exclusive access to technology that involves the creation of a novel human protein tag that can potentially dimerize, or link together, bispecific T-cell engagers, or BiTEs, which we refer to as the MULTI-TAG technology. We believe that our strong relationship with MSK, one of the world’s leading cancer treatment centers, and our access to certain of MSK’s technologies and substantial research capabilities affords us several competitive advantages. In addition, under a separate SADA License Agreement with MSK and MIT we have exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the SADA PRIT technology. For additional information on these agreements, see the section “Business—Intellectual Property—MSK Agreements.”

Material Funding Activities

Since our inception in April 2015, we have raised approximately $488.8 million through private placements of our securities, our initial public offering in September 2018 and our public offerings in November 2019 and February 2021. As of December 31, 2024, we had cash and cash equivalents of $67.2 million.

Our Strategy

Our mission is to become a global leader in developing better and safer radioimmunotherapy and antibody-based oncology therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our pipeline of therapeutic and diagnostic candidates into select adult and pediatric cancer indications either independently or in collaboration with potential partners.

Key elements of our strategy to achieve this goal are:

●	Independently commercialize DANYELZA in indications and territories where we believe we can maximize value. On November 25, 2020, DANYELZA received accelerated approval by the FDA following an expedited regulatory pathway and priority review under the BTD granted in 2018. We initiated commercialization of DANYELZA in the United States following the FDA approval. In the United States, we commercialize DANYELZA independently focusing on already-identified key treatment centers, as well as educating doctors, patients and payors about DANYELZA and its current and potential future indications to drive acceptance and uptake. We believe that we will need to engage a small number of physician specialists for training regarding the appropriate administration and use of DANYELZA. The sales call points for DANYELZA in the United States are highly concentrated and generally addressable by a small commercial organization, which we believe allows us to cost-effectively maintain our own commercial capability. Finally, we have already, and we intend to further form in the future commercial and development collaborations in territories that we believe may be better served by the resources of local specialists or larger biopharmaceutical companies.
●	Expand the indications and target patient populations for our existing product candidates. Our goal is to maximize the potential of our existing product candidates in areas where there is a significant unmet medical need by exploring additional indications, as well as expanding the target population within existing indications. For example, we are developing DANYELZA for the potential treatment of front-line and third-line NB and relapsed osteosarcoma and we intend to discuss our BLA strategy in these indications with the FDA. We believe that we may qualify for a supplemental BLA, or sBLA, in each of these indications assuming positive pivotal data.
●	Advance our novel SADA PRIT technology platform focusing on targets that we believe may offer potential substantial benefits over existing therapies. We are also advancing a series of SADA PRIT constructs that we believe have the potential to allow for easy adaptation to different tumor targets and a variety of payloads. Our first two clinical trials are the GD2-SADA construct for the treatment of GD2-positive solid tumors and CD38-SADA for NHL.
●	Leverage our relationships with leading academic and clinical institutions to develop additional product candidates. We intend to continue to partner with various leading cancer treatment centers, such as MSK and more recently, Children’s Oncology Group, or COG, for cancer treatments worldwide in various jurisdictions, to identify and develop additional product candidates. We believe that our relationship with the leading academic and clinical institutions, our access to several of their technologies and significant expertise in pediatric cancer care provides us with significant competitive advantages. For example, our Investigator Sponsored Master Clinical Trial Agreement, or the MCTA, with MSK provides us with ready access to patients for clinical trial enrollment, which is a significant advantage in rare disease drug development where patients are often hard to locate and recruit. We continue seeking collaboration opportunities with leading academic and clinical institutions in 2025 and future. We plan to leverage our strong relationship with leading academic and clinical institutions, and their expertise and research capabilities to augment our own capabilities in order to identify new product candidates for the treatment of cancers where there is a significant unmet medical need and no effective therapy currently available.

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

Cancer is a major public health problem in the United States and worldwide. The National Cancer Institute, or NCI, estimated that approximately 40.5% of all men and women in the United States will be diagnosed with some form of cancer during their lifetime (based on 2017-2019 data). An estimated 14,910 children and adolescents aged 0 to 19 will be diagnosed with cancer and 1,590 will die of the disease per NCI. According to the U.S. Centers for Disease Control, or CDC, cancer is currently the second leading cause of death in the United States and is expected to surpass heart disease as the leading cause of death in the next several years. Although progress has been made in the diagnosis and treatment of cancer, NCI estimates that approximately 2.0 million new cancer cases will be diagnosed in the United States and over 600,000 people will have died from cancer. Thus, there remains a significant need for novel and improved treatment options for cancer patients.

Cancer treatment has traditionally included chemotherapy, hormone therapy, hyperthermia, immunotherapy, photodynamic therapy, radiation therapy, stem cell transplant, surgery, targeted therapy or a combination of these approaches. While small molecule chemotherapy agents and cytotoxic agents have demonstrated efficacy in treating certain types of cancers, they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, these treatments are only partially effective in solid tumors, in part because the maximal achievable doses are limited by systemic toxicity, which consequently hinders the prospects of long-term remission in patients. Over the course of the last 20 years, cancer research and treatment has shifted to more targeted therapies, such as monoclonal antibodies, and to new fields, such as immuno-oncology, which is focused on enhancing antitumor immune responses.

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

Immune System and Introduction to Antibodies

The immune system is often described as having two main branches—innate (non-specific) and adaptive (acquired) immunity. Together, they defend against invading pathogens such as viruses, parasites, and bacteria, and provide surveillance against cancers. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The adaptive immune system includes B-cells, which secrete antibodies and T-cells, which can be either helper T-cells, suppressor T-cells or cytotoxic T-cells.

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

Different types of antibodies include: (i) Monoclonal Antibodies—laboratory-made antibodies typically derived from immune cells of mammals that have been immunized with a desired antigen and are all clones of a unique parent; (ii) Humanized/Chimeric Antibodies—antibodies with both mouse and human antibody proteins that are humanized (i.e., engineered to replace mouse components with more human components) to reduce the immune system response against antibodies identified as foreign (i.e., from a different species) in nature; (iii) Naked Monoclonal Antibodies—antibodies without any drug or radioactive material attached and which are the most common type of antibodies in treating cancer; (iv) Antibody Drug Conjugates, or ADCs—monoclonal antibodies that are joined to a chemotherapy drug, a radioactive particle or cancer cell killing agent, in which the monoclonal antibody is used as a homing device to deliver these substances directly to the cancer cell; and (v) Bispecific Antibodies, antibodies comprised of two different monoclonal antibody constructs, which allows the antibody to bind to two specific therapeutic targets at the same time, typically one target on the tumor cell and one target on an immune system cell.

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

Our Product and Product Candidates

We have one FDA-approved product, DANYELZA, and a pipeline of product candidates that primarily target clinically validated tumors that express GD2 and CD38, respectively.

On November 25, 2020, DANYELZA, was approved by the FDA, in combination with GM-CSF, for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory HR NB in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We began to commercialize DANYELZA in the United States upon receipt of FDA approval in November 2020. DANYELZA is also in clinical development as a potential treatment for additional cancers.

We are using our proprietary SADA PRIT technology platform to advance a series of antibody constructs, where bispecific antibody fragments bind to a tumor before a radioactive payload is injected in a two-step approach. GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct. Our first clinical patient was treated in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including SCLC, sarcoma, malignant melanoma and adult neuroblastoma. We are currently enrolling and evaluating patients for CD38-SADA. We believe the SADA PRIT technology could potentially improve the efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful response to radiolabeled agents.

We have exclusive worldwide commercial rights to DANYELZA and all of our current product candidates and we have granted commercialization partners certain exclusive rights to develop and commercialize DANYELZA in select territories, including Greater China, Israel, Latin America, Turkey, Japan, the Gulf Coast Countries in the Mediterranean and Persian Gulf, and certain Eastern European countries.

DANYELZA Overview

DANYELZA, our only FDA approved product is a recombinant humanized immunoglobulin G, subtype 1k, or IgG1κ, monoclonal antibody, or mAb, that targets ganglioside GD2, which is highly expressed in various neuroectoderm derived tumors and sarcomas. DANYELZA received accelerated approval by the FDA in November 2020 for the treatment, in combination with GM CSF, of pediatric patients 1 year of age and older and adult patients with R/R high-risk NB in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy. We are commercializing DANYELZA in the United States and began shipping it in February 2021.

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

In addition, DANYELZA is currently being studied in several ongoing clinical trials. These trials include: (i) Study 201, a pivotal-stage multicenter trial which is also designed to satisfy the confirmatory study and post marketing requirements by the FDA conducted by us; (ii) study 15-096, a Phase 2 clinical trial conducted by MSK for relapsed osteosarcoma; (iii) a phase 2 multi-center trial evaluating naxitamab in combination with standard induction therapy in patients with newly diagnosed HR NB conducted by BCC; (iv) an investigator sponsored Phase 1b/2 trial investigating TGFβ NKs, gemcitabine and naxitamab in patients with metastatic breast cancer at the Ohio State University.; (v) a randomized Phase 2 trial evaluating the efficacy and safety of naxitamab in patients with refractory Ewing sarcoma led by the Institute of Mother and Child in Poland; (vi) and a Phase 2, multi-center, non-randomized trial evaluating naxitamab in combination with tipifarnib (farnesyltransferase inhibitor) in patients with relapsed/refractory HR NB conducted by BCC. In addition, we are in discussions with the MD Anderson Cancer Center to initiate a multi-center Phase 1/2 study with a Phase 1 run-in, that seeks to test the hypothesis that the addition of naxitamab to current standard of care, will increase the objective response rate in patients with metastatic Triple Negative Breast Cancer who have received at least one prior line of systemic therapy for metastatic disease.

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

In pediatric R/R HR NB, we believe that DANYELZA has multiple potential advantages over other GD2-targeting antibody-based therapies. In particular, the modest toxicity it exhibits allows for doses 2.5 times greater than the other GD2-targeting antibody-based therapies. DANYELZA also has a significantly shorter infusion time (approximately 30 to 60 minutes compared to 10 to 20 hours for other GD2-targeting antibody-based therapies being used in front-line therapy), which we believe is an important factor given that DANYELZA is administered in an outpatient setting.

We believe DANYELZA has multiple potential advantages over other GD2 targeting antibody-based therapies. In particular, its toxicity profile allows for doses two and a half times greater than existing GD2 targeting antibody-based therapies. Unlike currently approved GD2 targeting therapies for NB, which require 10 to 20 hours of infusion and hospitalization for several days, DANYELZA is administered in approximately 30 to 60 minutes in an outpatient setting. We believe this significantly shorter administration time is an important advantage considering the overall pain associated with treatment.

Other than DANYELZA, there are no FDA approved therapies for primary refractory or second line pediatric NB patients. DANYELZA has also received orphan drug designation, or ODD, and rare pediatric disease designation, or RPDD, from the FDA for the treatment of NB. In addition, DANYELZA has received breakthrough therapy designation, or BTD, in combination with GM CSF, for the treatment of HR NB refractory to initial therapy or with incomplete response to salvage therapy in patients greater than 12 months of age with persistent, refractory disease limited to bone marrow with or without evidence of concurrent bone involvement. In 2018, the European Commission granted orphan medicinal product designation for naxitamab for the treatment of NB, and in 2023, European Medicine Agency, or EMA agreed to the Company’s proposed Pediatric Investigation Plan, or PIP, for naxitamab.

While our current clinical efforts for DANYELZA are focused on rare pediatric cancers, we believe that we can potentially expand its application to the treatment of adults with cancers that express GD2. We estimate that there were more than 200,000 new adult patients diagnosed with GD2 positive cancers in the United States in 2024.

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

GD2 Expression in Various Cancer Types

Studies have shown that GD2 is highly expressed on neuroectoderm-derived tumors and sarcomas, including NB, retinoblastoma, melanoma, SCLC, brain tumors, osteosarcoma, rhabdomyosarcoma, Ewing’s sarcoma in children and adolescents, as well as liposarcoma, fibrosarcoma, leiomyosarcoma and other soft-tissue sarcomas in adults. These cancers have a high mortality rate ranging from 20-80% depending on the tumor type.

We believe there is a large market opportunity for the treatment of solid tumors that express GD2. Based on our own research and our review of published research, we believe GD2 expression occurs in approximately 60-100% of tumor samples from various cancer types, and in substantially all NB and osteosarcoma tumor samples (Cancer Molecular Targets and Therapeutics, Nazha et al., 2022: Disialoganglioside GD2 Expression in Solid Tumors and Role as a Target for Cancer Therapy). We estimate that there were more than 200,000 new patients diagnosed with GD2-positive cancer in the United States in 2017. While our clinical development efforts for DANYELZA are primarily focused on rare pediatric cancers, we believe we have the potential to expand DANYELZA’s application beyond pediatric cancers to the treatment of adults with cancers that express GD2. For example, we are supporting pre-clinical in-vitro and in-vivo studies evaluating the effect of naxitamab in breast cancer cells. In addition, we are supporting an investigator sponsored Phase 1b/2 study evaluating the combination of naxitamab, gemcitabine and NK cells in advanced breast cancer patients.

DANYELZA—mechanism of action

Our pre-clinical studies have shown that DANYELZA binds to GD2 molecules on tumor cells with high affinity and a slow off-rate, which indicates DANYELZA’s strong binding ability. In mice that have been transplanted with human NB tissue, DANYELZA demonstrated dose-dependent inhibition of tumor growth and generally increased survival. In vitro studies show that when DANYELZA binds to tumor cells, it induces tumor cell death through antibody dependent cell-mediated cytotoxicity and complement-dependent cytotoxicity. DANYELZA may also inhibit tumor cell migration through its inhibitory effect on GD2 molecules, which are involved in tumor cell adhesion and migration. In vitro studies also show that GM-CSF enhances the activity of DANYELZA in a dose-dependent manner and is therefore generally combined with DANYELZA in our clinical trials.

DANYELZA for the treatment of pediatric relapsed or refractory high-risk neuroblastoma

On November 25, 2020 DANYELZA received accelerated approval by the FDA in the United States for treatment in combination with GM-CSF of high-risk R/R NB. This approval was based primarily on interim data from Study 201 and Study 12-230. In order to meet certain post-marketing commitments issued by the FDA, Study 201 with DANYELZA is currently still ongoing for pediatric R/R high-risk NB. The FDA has issued a post-marketing commitment to provide data on PFS, supporting the efficacy of the product. We have enrolled 109 patients and we anticipate completing the study by March 31, 2027. We believe DANYELZA has multiple potential advantages over other GD2-targeting antibodies such as higher doses and administration on an outpatient basis.

In our studies to date, DANYELZA has demonstrated a manageable safety profile, which allows for 2.5 times greater dosing as compared to other GD2-targeting antibody-based therapies. This results in fewer doses per cycle and a significantly shorter infusion time (approximately 30 to 60 minutes versus 10 to 20 hours for dinutuximab). Notably, since severe pain is one of the most common side effects of treatment with GD2-targeting antibody-based therapies, we believe that the ability to reduce infusion time to approximately 30 to 60 minutes is very important for patients and may result in a significant reduction in demand for pain medication such as morphine. These factors allow DANYELZA to be administered in an outpatient setting whereas other GD2-targeting antibody-based therapies require hospitalization that usually lasts for four days or more.

Overview of Neuroblastoma

NB is a rare and almost exclusively pediatric cancer that develops in the sympathetic nervous system, a network of nerves that carries messages from the brain throughout the body. It is the third most common childhood cancer, after leukemia and brain tumors, and is the most common solid extracranial tumor in children. NB is a life-threatening disease associated with poor long-term survival. It accounts for approximately six percent of all childhood cancers and approximately 15% of pediatric cancer deaths. Nearly 90% of patients with NB are diagnosed by age five and NB is very rare in people over the age of 10 years. The average age of children when they are diagnosed with NB is one to two years.

The stage of NB, which describes how far the cancer has spread, is based on results of physical exams, imaging tests, and biopsies. The International Neuroblastoma Staging System stages the disease from Stage 1 to Stage 4. Other factors that also affect the prognosis of NB include age and amplification of MYCN oncogene.

NB patients can also be placed into different risk groups from low, intermediate to high based on the stage and other prognostic factors. High-risk NB is defined as MYCN amplified Stage 2, 3, 4S and 4 in patients of any age and MYCN non amplified Stage 4 in patients over 18 months of age.

It is estimated that approximately 700-800 children are diagnosed with HR NB in the United States each year (American Cancer Society, 2021: Key Statistics about Neuroblastoma). We believe the European market is at least one and a half times the size of the U.S. market and that there are approximately 1,050 patients diagnosed with high-risk NB in Europe each year. We believe the current addressable market for DANYELZA consists of approximately 960 new front-line HR NB patients each year and 675 primary or second-line eligible R/R NB pediatric patients each year, representing approximately 40% of all pediatric patients diagnosed with NB in the United States and Europe, combined. Moreover, based on the protocol we have developed with MSK, between treatment and maintenance therapy, we believe that typically patients will receive five to ten treatment cycles of DANYELZA, with each cycle consisting of three doses.

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

Other than DANYELZA, there are no approved therapies in the United States for R/R NB in the bone or bone marrow. Other treatments typically include chemotherapy, radiotherapy and other experimental therapies.

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

Primary Objectives

●	In Group 1: (NED patients) To assess the impact of naxitamab and GM-CSF on PFS in patients in greater than or equal to second CR/very good partial response, or VGPR, but at high-risk of another relapse.
●	In Group 2: To assess the activity of naxitamab and GM-CSF in patients who have primary refractory disease in the bone and BM by measuring response and by calculating PFS.
●	In Group 3: To assess the activity of naxitamab and GM-CSF in patients who have secondary refractory disease in the bone and BM by measuring response and by calculating PFS.

Secondary Objectives

●	In patients with primary refractory or relapsed disease (Groups 1 and 3):
o	To evaluate the PFS from the start of hu3F8+GM-CSF treatment.
o	To evaluate human anti-human antibody (HAHA).

●	In patients with secondary refractory disease (Group 2):
o	To evaluate PFS from the start of hu3F8+GM-CSF treatment.
o	Evaluate event free survival, or EFS, from the start of hu3F8+GM-CSF treatment.
●	In all patients: To evaluate the safety of naxitamab

Patient Population

In addition to satisfying certain other criteria, patients were over one year of age and mainly children and adolescents.

Study 12-230 is now completed and the data is currently being evaluated and prepared for publication.

Study 201: A Phase 2 Trial of Antibody Naxitamab and Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in High-Risk Neuroblastoma Patients with Primary or Secondary Refractory Osteomedullary Disease

Study 201 is a single-arm multi-center pivotal study using cGMP manufactured naxitamab, which commenced recruitment in the second quarter of 2018 and was the basis for the FDA’s accelerated approval of DANYELZA in 2020. We have enrolled 109 patients.

Primary Objective

●	To evaluate the efficacy of IV naxitamab and GM-CSF.

Secondary Objectives

●	To evaluate the safety of IV naxitamab and GM-CSF.
●	To evaluate the duration of response from the start of naxitamab and GM-CSF. Duration of response is defined as the length of time from patient response to patient death.
●	To evaluate PFS of naxitamab and GM-CSF.
●	To evaluate median OS at two years following naxitamab and GM-CSF.
●	To evaluate the pharmacokinetics of naxitamab and investigate the formation of HAHAs.

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

We initiated Study 201 with the objective of establishing the primary basis for our BLA, aiming to establish comparability of study population with Study 12-230 and to satisfy the post-marketing requirements outlined by the FDA. The FDA granted approval under the accelerated approval regulation. The post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which aims to enroll a minimum of 80 evaluable patients with evaluable disease, with a minimal follow-up of 12 months from the onset of Complete Response/Partial Response, which is equivalent to at least a total 122 patients in Study 201. The study will report ORR, DOR, PFS and OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, and PFS and OS are secondary endpoints in long-term follow-up. We have enrolled 109 patients, and we anticipate completing the study by March 31, 2027. The interim results from the BLA submission, and as per the label, showed that of the 22 patients included in the efficacy analysis, an ORR of 45% (95% CI: 24%, 68%) was observed with a Complete Response of 36% and a Partial response of 9%. The response rates were assessed in accordance with International Neuroblastoma Response Criteria, or INRC. Approximately 30% of responders demonstrated a DOR lasting at least 6 months, defined as the time from randomization to disease progression, or death, in patients who achieved completed or partial response. Among 25 patients involved in safety analysis who received DANYELZA in combination with GM-CSF, 12% were exposed for 6 months or longer and none were exposed for greater than one year. Serious adverse reactions were observed in 32% of patients receiving DANYELZA in combination with GM-GSF, including anaphylactic reaction (12%) and pain (8%). Permanent discontinuation of DANYELZA due to an adverse reaction occurred in 12% of patients. The interim results were published in Nature Communications in February 2024.

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

Study 17-018: A Phase 2 Study sponsored by Beat Childhood Cancer Research Consortium investigating Naxitamab Added to Induction Therapy for Subjects with Newly Diagnosed High-Risk Neuroblastoma

This investigator sponsored study is an ongoing multicenter clinical trial in subjects with newly diagnosed high-risk neuroblastoma to evaluate the efficacy and safety of administering naxitamab in combination with standard induction chemotherapy.

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

BCC has 22 active sites and has treated 12 patients with recruitment ongoing. It is expected the trial will transition from a single-arm trial to a comparative trial with an external control arm that reflects current standard of care for induction therapy with a comparable patient population that is carefully selected and propensity score matched. The aim for the trial is to demonstrate superiority in Complete Response at the end of induction therapy in the naxitamab arm versus the standard of care. The amended protocol for the transition to a comparison with an external control is currently being finalized.

DANYELZA for the Treatment of Relapsed Osteosarcoma

Overview of Osteosarcoma

Osteosarcoma is the most commonly diagnosed primary malignancy of bone, particularly among children and adolescents. Each year, approximately 1,000 new patients are diagnosed with osteosarcoma in the United States (American Cancer Society, 2021: Key Statistics for Osteosarcoma; MDPI, Rathore et al., 2021: Pathogenesis and Current Treatment of Osteosarcoma: Perspectives for Future Therapies). We estimate that approximately 1,500 patients are diagnosed with osteosarcoma per year in Europe, assuming 3-4.5 cases per million population per year. (Nature Reviews Disease Primers, Beird et al, 2022: Osteosarcoma).

DANYELZA for Relapsed Osteosarcoma—Current Treatment Landscape and Associated Limitations

Current treatment options for recurrent osteosarcoma consist of surgery, chemotherapy, radiotherapy, or a combination of the three. The poor prognosis in recurrent osteosarcoma has been confirmed in several reports. Over the past three decades, attempts at improving the poor prognosis (additional chemo, biologic agents, etc.) for these patients have achieved little success. We believe at present, there are no novel compounds that have demonstrated activity in relapsed osteosarcoma and few therapeutic options exist for patients with relapsed disease.

DANYELZA for Relapsed Osteosarcoma—Clinical Development Program

Study 15-096: A Phase 2 Study of Monoclonal Antibody Naxitamab with Granulocyte-Macrophage Colony-Stimulating Factor (GM-CSF) in the Treatment of Recurrent Osteosarcoma

On November 24, 2024 MSK published an abstract at Connective Tissue Oncology Society using DANYELZA Anti-Gd2 Antibody in an ISS multi-center osteosarcoma trial (Study 15-096). Per the results of this trial, the data missed the established end point of 12-month event free survival, or EFS, of 40%. The underlying EFS response rates were as follows:

●	Overall population 14 out of 39 patients – 12-month EFS: 36%
●	2nd CR: 37%

●	3rd CR: 33%

Looking into further association between 12-month EFS and GD2 expression

●	5 of 16 GD2 positive patients (31%) were event free at 12 months
●	4 of 8 GD2 positive patients (50%) with 4+ staining intensity were event free at 12 months

We believe that this data shows DANYELZA’s potential to serve a high unmet need within osteosarcoma where survival rates have shown little or no improvement in decades. With the current standard of care, 12-months EFS is typically approximately 20% (as reported in various published reports). We also believe that the data supporting the use of DANYELZA for targeting GD2 is very compelling and worth further development. We are considering the advancement of a diagnostic tool for GD2, which could prove to be a valuable tool for a potential pivotal trial in this or other GD2 related indications.

Study 205: A Global Randomized Pivotal Trial of Naxitamab Compared to Standard of Care in Patients with Pulmonary Only Recurrent Osteosarcoma

Study 205 is a planned international multicenter randomized pivotal clinical study with naxitamab compared to Standard of Care in patients with pulmonary only recurrent osteosarcoma. Pending full evaluation of the 15-096 Study results, we will make determinations with respect to design of Study 205, and further development of naxitamab-based immunotherapy in patients with relapsed OS.

SADA PRIT Technology Platform

The SADA PRIT technology platform represents a two-step pre-targeting radioimmunotherapy. The radiation payload is encaged into a carrier molecule (DOTA) which in a non-clinical setting has been demonstrated specifically to bind to the DOTA binding domain of the SADA molecule. Such payload deliveries have been achieved in non-clinical in-vivo settings, where xenograft tumors have been shown to shrink or completely disappear, with less exposure to other tissues. No clearing agent was needed, and no significant toxicity to bone marrow, kidneys or liver tissues has been observed in the non-clinical settings. Based on non-clinical data, we believe that the SADA PRIT technology may allow for rapid clearance of the unbound compound, while maintaining target uptake, and thereby causing optimal tumor to normal tissue ratio. As SADA reflects a humanized protein structure, less immunogenicity is expected. In addition, the SADA PRIT technology appears to be modular, embracing a tumor-binding domain, a DOTA binding domain and a tetramerization domain. Hence, DOTA-modified radioactive payloads combined with different tumor-binding domains seems possible.

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

GD2 SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and our first clinical patient dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including SCLC, sarcomas, malignant melanoma and adult neuroblastoma. In addition, we are currently enrolling and evaluating patients for the CD38-SADA construct for the treatment of patients with relapsed or refractory NHL.

We believe the SADA PRIT technology could potentially improve the safety and efficacy of radiolabeled therapeutics in tumors that have not historically demonstrated meaningful responses to radiolabeled agents.

GD2-SADA

Our first SADA PRIT molecule to enter clinical development is GD2-SADA for potential use in GD2 positive solid tumors. The IND for GD2-SADA is open and we currently have seven clinical sites in the U.S are open for enrollment. The latest patient cohort, cohort 6, started to dose patients in the fourth quarter of 2024, and has expanded to include patients with HR NB (16 years of age or above). Further, we plan to submit an IND to the FDA for a Phase 1 multicenter study of GD2-SADA for the potential treatment of pediatric neuroblastoma in the first half of 2025, pending results from the 1001 study Part A described below.

In the first human clinical Phase 1 trial (Study 1001), GD2-SADA is administered at various timepoints before administration of 177Lu-DOTA payload. The trial is composed of three serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part addresses optimal, safe levels of payload delivery. In the third part, repeated exposures are investigated to monitor long-term safety signals.

Patient populations to be exposed in Study 1001 include those patients with small cell lung cancer, or SCLC, melanoma, sarcomas and adult neuroblastoma. As of December 31, 2024, we have seven active treatment sites and have dosed 21 patients. We have completed dosing patients in cohorts 1 to 5, and are currently treating patients in cohort 6.

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

Overview of soft tissue sarcoma

According to American Cancer Society, 2023: Key Statistics for Soft Tissue Sarcomas, the incidence of new soft tissue sarcomas is estimated to be approximately 13,590 in the United States in 2024. GD2 is highly expressed in soft tissue sarcomas. Treatment options include surgery, radiotherapy, chemotherapy, and tyrosine kinase inhibitors. Different therapeutic approaches targeting GD2 in sarcoma are in early clinical development. For patients with localized disease at diagnosis the 5-year survival rate is approximately 80%. However, this survival rate declines to only 15% for patients with metastatic disease.

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

Study 1001; Phase 1 trial with GD2-SADA:177Lu-DOTA Complex, or GD2-SADA, in adult patients with recurrent or refractory metastatic solid tumors known to express GD2, including SLCA, sarcoma and malignant melanoma.

An estimated 60 participants will participate in the trial and we expect that this trial will initially run in the United States. The IND is open and we began activating clinical trial sites in the fourth quarter of 2022. The latest patient cohort, cohort 6, started to dose patients in the fourth quarter of 2024, and has expanded to include patients with HR NB (16 years of age or above).

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

Currently we are still in Part A and the trial is progressing. We had seven active sites by the end of 2024. We advanced through the first five cohorts and are currently dosing patients in cohort 6. We believe we have demonstrated proof of concept for the GD2-SADA by demonstrating that the SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecule as visualized on the SPECT/CT scans performed. It is important to note that these early data are not complete and are not necessarily indicative of the full results or ultimate success of the SADA development program trials.

Primary Objectives

●	To determine the optimal, safe GD2-SADA protein dose and dosing interval between GD2-SADA and 177Lu-DOTA administrations
●	To determine maximum tolerable activity of 177Lu-DOTA
●	Occurrence of DLTs (Part A and B)
●	To assess cumulative toxicity signals and safety profile following repeated dosing and determine the recommended Phase 2 dose (RP2D)

CD38-SADA

In October 2023, the IND for our CD38-SADA, our second SADA construct was cleared by the FDA. This trial is a first in human, dose-escalation, open-label, single-arm, multi-center trial (Study 1201) investigating the safety and tolerability of the CD38-SADA:177Lu-DOTA Drug Complex in Relapsed or Refractory non-Hodgkin Lymphoma. We currently expect to dose the first patient in the first half of the year 2025.

In the first in-human clinical Phase 1 trial (Study 1201), CD38-SADA will be administered at various timepoints before administration of 177Lu-DOTA payload. The trial will be composed of two serial parts. The first part addresses optimization of protein doses and spacing between SADA protein administration and payload administration. The second part seeks to identify the optimal and safe levels of the payload delivery.

Overview of malignant lymphoma:

Malignant lymphoma represents a disease entity characterized by malignant transformation of the cells from lymphoid tissue. Historically, lymphomas have been divided into Hodgkin lymphoma and non-Hodgkin lymphoma, or NHL. The incidence of NHL in Western countries ranges from 10-12 per 100,000 persons while in Asia and Africa the incidence is 3-8 per 100,000 persons. In the U.S., an annual 80,470 new cases of NHL are estimated. The median age at diagnosis for most lymphomas is approximately 60-65 years, but NHL can occur at any age, including in children. In Western countries, malignant lymphoma originates from B cells in about 90% of cases and from T-cells in about 10% of cases and rarely from natural killer, or NK, cells.

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

Study 1201; Phase 1, open-label, dose-escalation trial with CD38-SADA: 177 Lu-DOTA Drug Complex in Subjects with Relapsed or Refractory Non-Hodgkin Lymphoma

Subjects with subtypes of B-cell and T-cell origin with CD38 positive tumor cells are eligible for the trial after having received at least two lines of therapy. We believe many eligible subjects have unmet need. The trial will investigate the safety of the CD38-SADA:177Lu-DOTA drug complex at different doses of each of the 2 compounds (CD38-SADA and 177Lu-DOTA). An estimated 60 participants will participate in the trial and we expect that this trial will initially run in the United States. We are currently enrolling and evaluating patients.

Primary Objectives

●	To identify the optimal safe CD38-SADA dose, dosing interval and 177Lu-DOTA dose which enables demonstration of tumor imaging (Part A)
●	To determine the optimal tolerable activity of the 177Lu-DOTA dose and the CD38-SADA:177Lu-DOTA Drug Complex dose (Part B)

Omburtamab

Omburtamab is a product candidate that we were developing as a potential treatment for patients with neuroblastoma who have developed central nervous system or leptomeningeal metastases. In November 2022 the FDA issued a complete response letter, or CRL, for the BLA for omburtamab and we subsequently deprioritized its development. In November 2024, we entered into an amendment with MSK where we agreed to return the licensed patent rights related to omburtamab, drug substance inventories and regulatory work products to MSK in order to facilitate the continued development of the project under MSK’s control and expense. We decided to stop developing a pharmaceutical product comprising the antibody omburtamab, 131O-omburtamab and 177Lu-omburtamab-DTPA.

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

The drug substance is an active ingredient that is intended to furnish pharmacological activity or other direct effect in the diagnosis, cure, mitigation, treatment, or prevention of disease or to affect the structure or any function of the human body. The manufacturing process for the drug substance begins with the thaw of vials from the cell bank and growth of these cells in established media until sufficient cells are cultured to inoculate a production bioreactor. The cells in the production bioreactor are grown in chemical defined media and under controlled and monitored conditions that stimulate the production of the antibody into the culture media. The production bioreactor is cultured for an established period and is then harvested by filtration to remove the cells from the culture media.

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

DANYELZA is a recombinant humanized IgG1κ monoclonal antibody against GD2 expressed in Chinese Hamster Ovary, or CHO, cells. A one mL ampoule from the cell bank is used to establish material for seeding of 1,000 L fed batch bioreactor in chemical defined media with no animal derived component. After growth of the cells are completed the un-processed bulk from the bioreactor containing the DANYELZA drug substance undergoes clarification by filtration, and subsequent multi-step product purification. The DANYELZA drug substance is manufactured by Patheon Biologics B.V. in Groningen, Netherlands and the DANYELZA drug product is manufactured at Patheon Manufacturing Services LLC in Greenville, North Carolina, (both part of the Thermo Fisher Scientific Inc., group of companies) collectively Patheon/Thermo Fisher. All manufacturing activities are performed in compliance with cGMP regulations and no excipients of human or animal origin have been used. The DANYELZA drug product is filled in 10 mL ISO 10R glass vials and refrigerated. Patheon/Thermo Fisher has notified us that it intends to close its Greenville, North Carolina manufacturing facility in the second half of 2026 and transition its manufacturing activities to its site in Monza, Italy, where it expects to begin manufacturing the DANYELZA drug product, pending FDA approval of the facility. The FDA approval process for this type of manufacturing supplement usually takes 6 to 9 months. We cannot guarantee the FDA approval process for manufacturing of the DANYELZA drug product at Monza, Italy, facility will occur within the expected timeframe or at all.

We believe that Patheon/Thermo Fisher is, and after the transition of its manufacturing activities to its site in Monza, Italy, will be capable of producing sufficient quantities of drug product to support our clinical and commercial requirements for DANYELZA based on the anticipated timing of the transition provided by Patheon/Thermo Fisher. However, only the Greenville manufacturing facility is currently FDA approved to produce the DANYELZA drug product, and the Monza manufacturing facility may not receive FDA approval to produce DANYELZA on the expected timeline or at all. Should Patheon/Thermo Fisher be unable to successfully transition the manufacture of the DANYELZA drug product to its Monza site, we would be required to seek and then qualify another contract manufacturer to provide this drug product. Any such qualification process would likely result in a delay in such trials and loss of, or delayed, commercial sales. Additionally, we may be subject to higher production costs and tariffs as a result of this transfer.

While we believe that Patheon/Thermo Fisher is capable of producing sufficient quantities of drug product to support our clinical and commercial supply for DANYELZA, we also believe that there are alternative third-party manufacturers that have similar capabilities that would be capable of providing sufficient quantities of drug product. However, should Patheon/Thermo Fisher not be able to provide sufficient quantities of drug product for our planned clinical trials or commercial sales, we would be required to seek and then qualify another contract manufacturer to provide this drug product, likely resulting in a delay in such trials and loss of, or delayed, commercial sales.

The GD2-SADA and CD38-SADA are both tandem single-chain variable domain antibodies (scFvs) expressed in CHO cells. The drug substance is manufactured at Rentschler Biopharma SE, Laupheim, Germany, by cell culture in a fed batch bioreactor in chemically defined media with no animal derived component. After growth of the cells is completed the un-processed bulk from the bioreactor containing the GD2-SADA or CD38-SADA drug substance undergoes clarification by filtration, and subsequent multi-step product purification. The drug product is manufactured at Patheon/Thermo Fisher, Ferentino, Italy and is filled in 10 mL ISO 10R glass vials and refrigerated. The DOTA chemical is sourced as a GMP bulk product and is being filled into a sterile intermediate at Patheon/Thermo Fisher in Ferentino, Italy. Radiolabeling of the DOTA intermediate with Lu-177 is performed at ABX Advanced Biochemical Compounds – Biomedizinische Forschungsreagenzien GmbH, Radeberg, Germany, and final released product is delivered directly to clinical sites.

Commercialization Plan

The sales call points for DANYELZA in the United States are highly concentrated. This enables us to effectively service our customers and call points with a small commercial organization.

We have been making progress advancing the development of SADA PRIT technology initially with two product candidates, GD2-SADA and CD38-SADA, which are currently in the clinical trial stage. As the clinical trials continue and progress closer to commercialization, we anticipate growing marketing needs for SADA PRIT technology and relevant product candidates.

Our management team understands the complexity of rare oncological diseases and we believe we have the necessary expertise to be a true partner to patients, caregivers, and advocacy and healthcare teams leading to shared success. As we advance our product pipeline to address larger patient populations, we intend to expand our specialty sales force and continue the development of our organizational infrastructure to support the network of relevant hospitals, cancer centers, oncologists and other physicians as well as continue to provide support to patients, care givers and other healthcare providers. We plan to commercialize any potential future product candidates in the United States ourselves, and will continue to evaluate strategic collaborations in select territories in order to maximize the potential of our product and product candidates.

As additional product candidates advance through our pipeline, our commercial plans may change. The size of the development programs, size of the target market, size of a commercial infrastructure, and manufacturing needs may all influence our strategies in the United States, the European Union and other parts of the world.

Commercialization Partnerships

After the approval of DANYELZA by the FDA, we entered a number of strategic collaborations in the form of partnerships with select companies to maximize the potential value for the Company. In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. In September 2022, DANYELZA was approved for commercialization in Israel, and the product was launched in January 2024 in Israel. In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG, or Swixx, for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In February 2025, we entered into an amendment to our agreement with Swixx to remove Russia from the covered territories. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. In July 2021, SciClone submitted a BLA for DANYELZA for the treatment of patients with R/R high-risk NB to the NMPA of China. The BLA was approved in December 2022, and DANYELZA was launched in June 2023 in China. In the second quarter of 2024, we received marketing authorization approval for DANYELZA in Hong Kong. In May 2021, we entered into an exclusive distribution agreement with Adium Pharma S.A., or Adium, to be the exclusive distributor in Latin America of DANYELZA and omburtamab. Adium submitted regulatory filings for DANYELZA in Brazil, Mexico and Columbia in 2022, and received approval for Brazil and Mexico in 2023. DANYELZA was launched in Brazil and Mexico in April 2024, In December 2022, we announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. In May 2024, we entered a distributor agreement with INPHARMUS İLAÇ SANAYİ TİCARET ANONİM ŞİRKETİ, or INPHARMUS, formerly TRPharm for the named patient program distribution of DANYELZA in Turkey. In January 2025, we amended our agreement with INPHARMUS to extend the covered territories to include the Gulf Coast Countries in the Mediterranean and Persian Gulf. In October 2024, we announced a license agreement with Nobelpharma Co., Ltd., or Nobelpharma for the development and commercialization of DANYELZA in Japan.

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

Major Customers

The Company had product sales to certain customers that accounted for more than 10% of total net product revenue for the years ended December 31, 2024 and 2023, respectively. McKesson, Cardinal Health and Cencora accounted for 41%, 20% and 16%, respectively of the Company’s net product revenue for the year ended December 31, 2024. McKesson, Cencora, WEP and Cardinal Health accounted for 46%, 22%, 10% and 13%, respectively, of the Company’s net product revenue for the year ended December 31, 2023.

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

As of December 31, 2024, our patent portfolio included:

●	For our DANYELZA patent portfolio, we have an exclusive license from MSK to MSK’s rights in three patent families. The first family consists of patents and patent applications with composition of matter claims covering humanized or chimeric antibodies or fragments thereof comprising specific sequences and capable of binding to GD2, and includes three U.S. patents, one Australian patent, two New Zealand patents, one Chinese patent, one Japanese patent, one South Korean patent, one Hong Kong patent, one Indian patent, one Canadian Patent, one Austrian Patent, one Belgic Patent, one Patent in Switzerland/Liechtenstein, one German Patent, one Danish Patent, One Spanish Patent, one French Patent, one patent in the Unted Kingdom, one Italian Patent, one Patent in the Netherlands and one pending patent application in Europe. We expect that any patents that are issued in this first family will expire in June 2031. A core U.S. patent in this family is expected to expire on June 20, 2031. An application for Patent Term Extension was filed in 2021 for this core U.S. patent. On July 31, 2024 the US-PTO issued a Notice of Final determination concluding that the patent was eligible for a PTE of 961 days which would extent the patent term until February 5, 2034. We are still awaiting the issuance of a certificate that will end the PTE application procedure. An application for Patent Term Extension was filed in 2023 for the Chinese Patent, and if granted, it is expected that it will extend the term for this Chinese Patent until June 2036. In 2024 the Guidelines for Examination for PTE applications in China entered into force and this legislation prescribed that a PTE application can first be submitted after a regular marketing approval is obtained even if a conditional approval previously was obtained for the product. Our marketing approval for DANIELZA is a conditional approval and requires the generation and submission of further clinical data before a regular marketing approval will be obtained. It was therefore decided to withdraw the pending PTE application in China and refile the application immediately after the regular marketing is obtained. It is not expected that these procedural actions will have any impact of the PTE that eventually will be granted in China. The second family consists of patents with composition of matter claims covering high affinity anti GD2 antibodies, and includes one US patent, one German patent, one French patent, one patent in United Kingdom, one Australian patent, one Japanese patent, one Russian patent, one Chinese patent, one Hong Kong patent, one Canadian patent, one South Korean patent and one Brazilian patent. We expect that any patents that issue in this second family will expire in March 2034. The third patent family consists of patent applications with method of treatment claims covering a combination treatment of neuroblastoma using an anti-GD2 antibody in combination with at least chemotherapeutic agent and at least one hematopoietic growth factor and includes one U.S. patent application and one Chinese patent application. If granted we expect that any patents granted in this family would expire in August 2039. In addition to the patent families licensed from MSK, we have one patent family assigned to Y-mAbs relating to DANYELZA. This patent family consists of patent applications with method of treatment claims covering a particular anti-GD2 antibody administration regimen designed to reduce pain experienced by the patient and includes pending patent applications in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, New Zealand, Taiwan and the United States. We expect that any patents that may issue in this family would expire in December 2042.
●	For our DOTA PRIT or SADA patent portfolio, we have an exclusive license from MSK and MIT to MSK’s and MIT’s rights in the field of Radioimmunotherapy for the diagnosis and treatment of cancer. The license gives access to five patent families owned by MSK, one patent family owned jointly by MSK and MIT, and one patent family owned by MIT. The first patent family covers bispecific antibodies capable of binding A33 and DOTA and use thereof for the treatment of cancer. This first patent family consists of two granted patents in the United States, granted patents in the United Kingdom, France, Germany, Spain, Italy, the Netherlands, Hong Kong and Australia and pending patent applications in China, Canada, Israel and Japan. We expect that any patents granted in this first family will expire in February 2036. A core U.S. patent in this family is expected to expire on July 15, 2037. The second family covers specific bispecific antibodies binding A33 and DOTA, and the use thereof for the treatment of cancer. This second family consists of a granted patent in the United States and Eurasia, and pending applications in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, India, South Korea, New Zealand and the United States. We expect that any patents granted in this second family will expire in September 2038. A core U.S. patent in this family is expected to expire on January 27, 2039. The third family covers bispecific antibodies and the use therefore in a three-step PRIT procedure comprising the use of a clearing agent. In particular the family discloses Herceptin conjugated for Pre-targeted Radioimmunotherapy and application as a theranostic product. The license for this patent family has been limited to pending applications in Europe and the United States. We expect that any patents granted in this third family will expire in March 2039. The fourth patent family covers a multimeric antibody for two-step targeting (SADA). This fourth patent family consists of a granted patent in the United States, and pending patent applications in Australia, Canada, Europe, Hong Kong and the United States. We expect that any patents granted in this fourth family will expire in May 2038. A core U.S. patent in this family is expected to expire November 26, 2038. The fifth patent family covers the use of small molecule haptens for pre-targeted radioimmunotherapy (PRIT) using DOTA and bispecific antibodies. This fifth patent family consists of granted patents in Australia, Japan and the United States, and pending patent applications in Canada, China, Europe, Hong Kong and the United States. We expect that any patents granted in this fifth family will expire in July 2038. A core U.S. patent in this family is expected to expire on July 2, 2039. The sixth patent family covers new clearing agents for DOTA PRIT. The license for this sixth patent family has been limited to an issued Patent in the United States and a pending application in Europe. We expect that any patents granted in this family will expire in July 2039. The seventh patent family owned by MIT, covers bispecific antibodies binding DOTA. This seventh patent family consists of granted patents in Belgium, France, Germany, Ireland, Italy, Spain, Switzerland, the United Kingdom and the United States. We expect that European patents in this eighth family expire in March 2030 and that the patent in the United States expires in July 2030.
●	We additionally have an agreement with MSK to license two additional patent families related to the SADA PRIT technology. The first patent family covers anti-GD2 SADA conjugates and uses thereof,

covering use of alpha radioimmunotherapy and repeated dosing of radiolabeled DOTA-hapten. Pending patent applications exist in Australia, Canada, China, Europe, Japan and the United States. We expect that any patents that may be granted in this family will expire in May 2041. The second patent family covers new bispecific antibodies and SADA conjugates able to bind GPA33 and DOTA. Pending patent applications exist in Australia, Canada, China, Europe and in the United States. We expect that any patents that may be granted in this family will expire in November 2041.
●	We have one patent family assigned to us, related to a humanized CD38-binding antibody and the use thereof for treatment of certain cancers. Pending patent applications exist in the United States, Europe, Australia, Brazil, Canada, China, Taiwan, Hong Kong, India, Japan, South Korea and New Zealand. We expect that any patents that may issue in this family would expire in June 2041.
●	We also have one patent family, assigned to us, relating to SADA-formulations, in particular GD2-SADA formulations. Pending patent applications exist in the United States, in Europe, Australia, Brazil, Canada, China, Taiwan, India, Japan, South Korea and New Zealand. We expect that any patents that may issue in this family would expire in December 2042.
●	We further have one patent family, assigned to us, relating to scFv binding sites devoid of stabilizing disulfide bonds, that are particular useful in SADA-conjugates because it has been shown that these scFv binding sites give rise to less heterogenicity than usual scFv fragments with stabilizing disulfide bonds. Pending patent applications exist in the United States, in Europe, Australia, Brazil, Canada, China, Taiwan, India, Japan, South Korea and New Zealand. We expect that any patents that may issue in this family would expire in December 2042.
●	We have one patent family, assigned to us, relating to new bispecific antibody compounds (YPRIT’s) based on natural antigen binding fragments, such as VHH fragments and Fab’s. The new bispecific antibodies may further comprise a multimerization domain. The family consists of an International Patent Application and one patent application in Taiwan. We expect that any patents that may issue in this family would expire in November 2043.
●	For our huB7-H3 patent portfolio, we have an exclusive license from MSK to MSK’s rights in one patent family consisting of patents and patent applications with composition of matter claims covering antibody agents that bind specifically to protein 2Ig-B7H3 or 4Ig-B7H3, and includes one patent in the United States, one patent in Germany, one patent in Spain, one patent in France, one patent in United Kingdom, one patent in Italy, one patent in the Netherlands, one patent in Australia, one patent in China, one patent in Eurasia, one patent in Hong Kong , one patent in Japan, one patent in India, one patent in South Korea, one patent in Canada, one patent in New Zealand, one patent in Brazil and one patent in South Africa. We expect that any patents that may be issued in this family would expire in August 2035. Further, we have one patent family filed by Y-mAbs claiming B7H3 binding antibodies conjugated with chelators in specific chelator to antibody ratios. The family includes pending patent applications in the United States, Europe, China, Hong Kong and Taiwan. Any patents that may be issued in this family are expected to expire in April 2041.
●	For our huB7-H3 technology we further have one patent family, assigned to us, related to new humanized B7-H3 binding antibodies having high human germline content and exhibiting strong bonding to B7-H3 antigen. In this family we have pending patent applications in Taiwan, Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, South Korea, New Zealand and the United States. We expect that any patents that may issue in this family would expire in June 2041.
●	Our Multimerization Technology patent portfolio, which inter alia relates to nivatrotamab, includes one patent family under which we have a partly exclusive license to MSK’s rights in the patent application. The license is exclusive for MSK’s rights in and to the portions of the patents in this family that claim products, such as bispecific antibodies that are also claimed by other patent rights licensed from MSK. The license also provides for non-exclusive rights to the portions of the patents in this family that claim a product that is not claimed by another patent right licensed from MSK. This family consists of patents and patent applications with composition of matter claims covering bispecific binding agents comprised of two fusion proteins, and includes a U.S. patent, one Japanese patent, one Australian patent, one German patent, one French patent, one patent in United Kingdom, one South Korean patent, one Russian patent, one patent in Canada, one Chinese patent, one patent in Hong Kong and one pending patent application in Brazil. We expect that any patents that may issue in this family would expire in March 2034. A core U.S. patent in this family is expected to expire on March 25, 2034.
●	Our CD33 antibody patent portfolio which includes one patent family under which we have an exclusive license from MSK to MSK’s rights in the patent application. This family consists of one patent in the United States, one patent in Eurasia, one patent in China and three pending patent applications in other jurisdictions, including Europe, Canada, and Hong Kong relating to anti Siglec 3 (CD33) antibodies generated from a specific principal investigator’s laboratory at MSK. We expect that any patents that issue in this family will expire in April 2038. A core United States patent in this family is expected to expire on November 29, 2038.

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Generally, as noted above, our in-licensed issued patents in all jurisdictions will expire on dates ranging from 2030 to 2039. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2034 to 2043. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Material Inbound License Agreement

The MSK License Agreement

On August 20, 2015, we entered into the MSK License, which grants us a worldwide, sub-licensable license to MSK’s rights in certain patent rights and intellectual property rights related to certain know-how to develop, make and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments. The MSK License is exclusive with respect to MSK rights in such patent rights and tangible materials within such know-how, and nonexclusive with respect to MSK’s rights in such know-how and related intellectual property rights. The patents and patent applications covered by the MSK License are directed, in part, to the DANYELZA and omburtamab antibody families, including humanized and chimeric antibodies, as well as MSK’s rights in BsAbs, compositions, and their respective use for immunotherapy. Upon entering into the MSK License in 2015 and in exchange for the licenses thereunder, we paid to MSK an upfront payment of $500,000, issued 1,428,500 shares of our common stock to MSK and agreed to provide certain anti-dilution rights to MSK. In addition, we are required to pay to MSK certain royalty and milestone payments.

The MSK License requires us to pay to MSK mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are required to pay annual minimum royalties of $80,000 over the royalty term, which amounts are non-refundable but are creditable against royalty payments otherwise due thereunder. We are also obligated to pay to MSK certain clinical, regulatory and sales-based milestone payments under the MSK License, which payments become due upon achievement of the related clinical, regulatory or sales-based milestones. Certain of these clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License. Total clinical and regulatory milestones potentially due under the MSK License are $2.5 million and $8.1 million, respectively. There are also sales-based milestones that become due should we achieve certain amounts of sales of licensed products resulting from the license arrangement with MSK, with total potential sales-based milestones potentially due of $20.0 million. As product candidates progress through clinical development, regulatory approval and commercialization, certain milestone payments will come due either as a result of the milestones having been met or the passage of time even if the milestones have not been met. In addition, to the extent we enter into sublicense arrangements, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments or the achievement of certain clinical milestones. We have entered into sublicenses and distribution agreements related to DANYELZA and omburtamab under the MSK License with Takeda Israel, Swixx BioPharma AG and SciClone in 2020, with Adium in 2021, WEP in 2022, and INPHARMUS and Nobelpharma in 2024.

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

The SADA License Agreement

On April 15, 2020, we entered into a license agreement, or the SADA License Agreement, with MSK and Massachusetts Institute of Technology, or MIT, that grants us an exclusive, worldwide, sublicensable license to certain patent and intellectual property rights developed by MSK and MIT to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using our novel SADA PRIT Technology. The patents and patent applications covered by the SADA License Agreement are directed, in part, to the SADA PRIT Technology, as well as a number of SADA PRIT constructs developed by MSK. Upon entering into the SADA License Agreement in April 2020 and in exchange for the licenses, we paid MSK and MIT a cash upfront payment and issued an aggregate of 42,900 shares of our common stock to them. We made a payment of $1.0 million to comply with the terms and conditions of the agreement in the year ended December 31, 2024. During the year ended December 31, 2023, we made another cash payment under the agreement in the amount of $0.6 million to MSK relating to the dosing of the first patient in the Phase 1 trial of GD2-SADA.

The SADA License Agreement requires us to pay MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the license agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement.

Under the SADA License, we are also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestones potentially due under the SADA License Agreement are $4.7 million and $18.1 million respectively. There are also sales-based milestones, totaling $23.8 million, that become due should the Company achieve certain amounts of sales of licensed products. In addition, for each of the SADA PRIT constructs generated by MSK and sold for the Company by a sublicensee, the Company may pay sales milestones in the total amount up to $60.0 million based on the achievement of various cumulative net sales made by the sub-licensee. Finally, under the terms of the SADA License, MSK is entitled to receive 25% of any income generated from the sale of any PRV or the sale of other comparable incentives provided by any non-U.S. jurisdiction.

Under the SADA License Agreement, we also committed to funding scientific research at MSK for up to $1.5 million over the next three years. Accordingly, in October 2020, we entered into a SADA sponsored research agreement with MSK pursuant to which we agreed to fund $1.5 million in scientific research at MSK over the next three years to related to the intellectual property licensed under the SADA License Agreement. The scientific research took place over a period that commenced in September 2020 and ended in February 2022.

The Sponsored Research Agreement

On November 10, 2015, we entered into the Sponsored Research Agreement, or the SRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK for a term of five years. We amended the SRA on September 12, 2019, and it expired in September 2024.

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

Certain Agreements with Commercialization Partners

Since the commercial launch of DANYELZA in the United States in 2020, we have looked to expand the availability of the product into other markets. We continue to explore opportunities in additional regions across the globe to make DANYELZA available to patients in need.

Swixx

In December 2020, we entered into a distribution agreement for DANYELZA and omburtamab with Swixx for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In February 2025, we entered into an amendment of our agreement with Swixx to remove Russia from the covered territories.

SciClone

On December 17, 2020 we entered into a License Agreement with SciClone whereby we granted SciClone, during the Term of the Agreement, an exclusive, royalty-bearing, non-transferable license, with the right to sublicense the Y-mAbs Technology (as defined therein) relating to DANYELZA and Omburtamab (the “Products”) to develop, research, use, make (Manufacture), have made, import, export, sell, offer for sale, promote, market, distribute and commercialize the Products in (i) for DANYELZA: cancer in the form of neuroblastoma and osteosarcoma and; (ii) for Omburtamab: cancer in the form of central nervous system/leptomeningeal metastases from neuroblastoma and diffuse intrinsic pontine glioma (DIPG). Since the start of the Agreement, SciClone has operated a Named Patient Program to make DANYELZA available in China prior to regulatory approval of the product. In July 2021, SciClone submitted a BLA for DANYELZA for the treatment of patients with R/R high-risk NB to the NMPA of China. The BLA was approved in December 2022, and DANYELZA was launched in June 2023 in China.

Adium

On May 17, 2021 we entered into a Distribution Agreement with Adium whereby we granted Adium the exclusive rights to import, use, market, sell and distribute DANYELZA and Omburtamab in Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay and the Caribbean islands except Cuba and Puerto Rico. Adium submitted regulatory filings for DANYELZA in Brazil, Mexico and Columbia in 2022, and received approval for Brazil and Mexico in 2023.

WEP

On December 16, 2022, we entered into a Distribution and License Agreement with WEP in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement.

INPHARMUS (formerly, TRPham)

On May 9, 2024, we entered into a Distribution and License Agreement with INPHARMUS. Y-mAbs appointed INPHARMUS as its exclusive distributor of DANYELZA for the therapeutic use of the DANYELZA for the treatment of pediatric patients 1 year of age and older and adult patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow in Turkey. INPHARMUS was granted exclusive license and distribution rights under relevant Y-mAbs patents and know-how owned or controlled by Y-mAbs relating to DANYELZA to import, market, sell and distribute the product under a Named Patient System (NPS) in the Territory. Y-mAbs has retained all rights to the Product outside the Territory. In January 2025, we amended our amendment with INPHARMUS to extend the territories to include the Gulf Coast Countries in the Mediterranean and Persian Gulf.

Nobelpharma

On October 23, 2024, we entered into a License Agreement with DANYELZA Co, Ltd. granting DANYELZA exclusive royalty-bearing, non-transferable license to our IP and Know how to Develop, research, use, obtain and maintain the Regulatory Approval for, and to Commercialize DANYELZA in Japan for Neuroblastoma with an option for Osteosarcoma. The parties continue to work jointly on obtaining the regulatory approval of DANYELZA. Upon execution of the agreement, the Company received and recognized $2.0 million as license revenue.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics and radiopharmaceuticals such as those we are developing. We, along with third-party contractors, will be required to navigate the various pre-clinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before biologic and radiopharmaceutical product candidates may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies performed in accordance with the FDA’s GLP regulation;
●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is begun;
●	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with Good Clinical Practices, or GCPs; and
●	FDA review and approval of our BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

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

A clinical trial involves the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCPs, which includes the requirement that all research patients provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Radiopharmaceuticals raise additional environmental, health and safety concerns that apply to their acquisition, preparation, storage and disposal, which are considered by both FDA and the clinical sites pursuant to institutional good radiation safety practices. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for patients or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1—The investigational product is initially introduced into healthy human patients with the target disease or condition. In oncology, clinical Phase 1 trials are normally conducted in patients, who have been exposed to and failed/relapsed on available standard of care therapies. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, dosimetry (radiation absorbed) and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
●	In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of our BLA.

Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the product will be produced, the FDA may issue an approval letter, or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. For radiopharmaceuticals, radiation-induced delayed toxicities of embryo-fetal toxicity, infertility and other toxicities may require longer follow-up and labeling with warnings and precautions. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

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

Rare Pediatric Disease Designation

The Rare Pediatric Disease Priority Review Voucher Program, or the PRV Program, is intended to incentivize pharmaceutical companies to develop drugs for rare pediatric diseases. A company that obtains approval of an IND or a BLA for a designated rare pediatric disease may be eligible for a PRV from the FDA, which may be redeemed to obtain priority review for a subsequent new drug application or BLA by the owner of such PRV. A PRV is fully transferable and can be sold to any company, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately ten months. A drug that receives a RPDD before December 20, 2024 continues to be eligible for a PRV if the drug is approved before September 30, 2026. Extension beyond these dates will require further Congressional action.

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

Regulation of Radioactive Materials

The handling, packaging, shipping, transportation and disposal of radioactive materials is highly regulated. Biomedical waste has relatively short half-life and low radiotoxicity with low-energy isotope emitters. The nuclear pharmacies that prepare radiopharmaceutical doses for treatment must have proper and effective waste management procedures in place. Further, doctors and trial sites who handle radioactive materials must be educated on the dangers of handling hazardous substances and the proper methods of disposing radioactive or formally radioactive waste, similar to the handling of other medical and bio-wastes.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time-consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

Since its enactment, there have been numerous legal challenges and Congressional actions and amendments to repeal and replace provisions of the ACA. The Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition to the ACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits.

Further, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

International Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing the clinical trials, commercial sales, and distribution of our products, including regulations in Eastern Asia, Western Europe, Latin America and Western Asia as we continue to expand DANYELZA’s footprint, and we may be subject to similar regulations in additional jurisdictions in the future. Whether or not we obtain FDA approval for a product, we must obtain approval from the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Many countries outside of the U.S. have a similar process that requires the submission of a clinical study application prior to the commencement of human clinical studies. To obtain regulatory approval of a biological medicinal product under EU regulatory systems, we must submit a marketing authorization application.

Corporate Culture

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

We look to hire and retain a highly qualified workforce in compliance with applicable federal and other laws and regulations. As of December 31, 2024, we had 107 full-time employees. Of these, 64 were employed in research and development roles, 19 were employed in commercial roles and 24 were employed within general and administration. Following the implementation of our recently announced business realignment plan, we expect to have 93 full-time employees.

The members of our management team are employed by both our company and Y-mAbs Therapeutics A/S, our wholly owned Danish subsidiary. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Commitment to our Environmental, Social and Governance

Environmental, Social, and Governance, or ESG, considerations are integral to our corporate strategy and operational decision-making. We recognize our responsibilities extend beyond financial performance, encompassing a broader commitment to the communities we serve, the environment we share, and the governance structures that guide our actions.

Environmental Stewardship

Our headquarters are located at 202 Carnegie Center in Princeton, NJ, which is developed, owned and managed by Boston Properties, or BXP, who have a commitment to the sustainability. This property features the wildlife habitat programs to maintain and increase the biodiversity. Additional opportunities to enhance the natural landscape of the campus include creating wetland buffers, installing bird boxes, and planting more native trees and shrubs. Additionally, we maintain a waste management program to separate compostables and recyclables from other trash and to reduce waste. In addition, we audit our suppliers on a regular basis to ensure they are in compliance with local environmental requirements. These efforts not only contribute to the health of our planet but also enhance our operational efficiency and resilience.

Social Responsibility

Our social commitments are focused on fostering a diverse, inclusive, and equitable workplace where every employee feels valued and respected. We extend our social responsibility to the communities in which we operate by supporting local initiatives.

During 2024, we supported several organizations, sponsored programming and made donations as part of our integrated approach to impacting the communities in which we work and live and the patients we seek to impact through our work. The organizations that we supported and contributed to in 2024 included science and technology organizations and charitable organizations supporting patients with pediatric neuroblastoma diseases, including EVAN Foundation, where we support their College Scholarship program and Treats and Treasures program, and the Children’s Neuroblastoma Cancer Foundation, where we support the CNCF Parent Education Conference. We also provide support to other organizations such as Coalition Against Childhood Cancer Foundation, Isabella Santos Foundation, A Moment of Magic Foundation, Arms Wide Open Foundation and MIB Agents.

Governance and Ethics

As noted above, our mission is to become a global leader in developing better and safer radioimmunotherapy and antibody-based oncology therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our pipeline of therapeutic and diagnostic candidates into select adult and pediatric cancer indications either independently or in collaboration with potential partners. As we work towards our mission, we are committed to providing employees with a meaningful career journey and a respectful culture where they can do their best work while channeling their intellect and energy to make a difference and improve lives.

Over the past few years, several internal initiatives have been created to improve organizational health, including, but not limited to, the introduction of a performance review process emphasizing personal career growth, and quarterly townhall meetings with senior leaderships.

Corporate Information

We were incorporated in Delaware on April 30, 2015. Our principal executive offices are located at 202 Carnegie Center, Suite 301, Princeton, New Jersey, 08540, and our telephone number is (646) 885-8505. Our website address is www.ymabs.com.

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

ITEM 1A.RISK FACTORS.

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since inception. Our only product approved for sale is DANYELZA. We expect to incur significant losses for the foreseeable future. We may never achieve or maintain profitability, which may cause the market value of our common stock to decline significantly.

Since our inception in 2015, we have incurred significant losses each year. As of December 31, 2024 our accumulated deficit was approximately $487.1 million. We have financed our operations principally through private placements, the initial public offering of our common stock in 2018 as well as subsequent public offerings of our common stock in November 2019 and February 2021, the proceeds from the sales of DANYELZA and the sale of the priority review voucher, or PRV, granted to us upon FDA approval of DANYELZA.

On November 25, 2020, DANYELZA was approved by the FDA for the treatment, in combination with GM-CSF, of pediatric patients one year of age and older and adult patients with relapsed/refractory, or R/R, high-risk neuroblastoma, or NB, in the bone or bone marrow who have demonstrated a partial response, minor response, or stable disease to prior therapy.

Although in May 2022 our biologic license application, or BLA, for omburtamab was accepted for priority review by the FDA, in November 2022 the FDA issued a complete response letter, or CRL, for the BLA for omburtamab. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK.

Our research and development efforts are now focused on using SADA PRIT technology to advance a series of antibody constructs, using a two-step pre-targeting approach. The antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to healthy tissue.

GD2-SADA for use in GD2-positive solid tumors is our first investigational SADA PRIT construct. We are still in the early stages of development of this product candidate and it may have toxicities or lack of efficacy that prohibit further development or preclude its approval.

We are still in the early stages of development of the SADA PRIT technology platform. We may not be successful in our efforts to use the SADA PRIT Technology to build any product candidates. Our investment in developing the SADA PRIT Technology may contribute to the risk that we may never achieve profitability.

Our other product candidates are in the early stages of clinical development or pre-clinical research. As a result, we expect that it will be a number of years, if ever, before we have any of these other product candidates approved and ready for commercialization.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur fluctuate significantly from quarter to quarter. Our only product approved for sale is DANYELZA, which received FDA accelerated approval on November 25, 2020. We began limited sales and shipments of DANYELZA in February 2021 and the revenue generated from product sales does not fully fund our operating expenses. We do not anticipate generating revenue that will fully fund our operating expenses for a period of time, if ever. No assurance can be given that we will ever receive regulatory approval for any of our product candidates other than DANYELZA. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

●	expanding market acceptance of DANYELZA and increasing our share of the total addressable patient population for this treatment;
●	the successful commercialization of any product candidates for which we may obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	completing research regarding, and non-clinical and clinical development of, our product candidates;
●	obtaining and maintaining regulatory approvals, marketing authorizations and coverage and reimbursements from payors for DANYELZA, our SADA PRIT product candidates and any other product candidates for which we complete clinical studies;
●	maintaining a sustainable and scalable manufacturing process for DANYELZA, including maintaining commercially viable supply relationships with third parties including, Patheon/Thermo Fisher, among others, or establishing our own manufacturing capabilities and infrastructure;
●	establishing a sustainable and scalable manufacturing process for our SADA PRIT product candidates, including establishing commercially viable and regulatorily compliant supply relationships for radioactive materials used in these product candidates;
●	obtaining market acceptance of DANYELZA and our product candidates as viable treatment options;
●	addressing any competing products, product candidates, related technologies and/or market developments;
●	identifying, assessing, acquiring and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, distribution or other arrangements into which we may enter;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how;

●	attracting, hiring, and retaining qualified personnel; and
●	adequately financing our operations at acceptable terms.

We incur and anticipate incurring, research, development, clinical trial, manufacturing and marketing costs associated with commercializing even approved products. For example, we continue to run clinical studies on our currently marketed product DANYELZA to fulfill the regulatory requirement from the accelerated approval of the product by FDA. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, our ongoing Study 201, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by the FDA.

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

As DANYELZA and any other licensed product candidates progress through clinical development and commercialization, certain milestone payments will become due upon achievement of the related clinical, regulatory or sales-based milestones set forth in the MSK License Agreement and all milestones are accrued for when they are probable and estimable. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the MSK License Agreements, whether or not the milestone activity has been achieved. Total clinical and regulatory milestones potentially due under the MSK License are $2.5 million and $8.1 million, respectively. Sales-based milestones also become due should we achieve certain amounts of sales of licensed products with total sales-based milestones potentially due of $20.0 million.

Under the CD33 License Agreement, dated November 13, 2017, between MSK and us, or the CD 33 License, we are obligated to make potential payments of $0.6 million, $0.5 million and $7.5 million for clinical, regulatory and sales-based milestones, respectively.

In April 2020, we entered into a license agreement, or the SADA License Agreement with MSK and Massachusetts Institute of Technology, or MIT, which requires us to pay to MSK and MIT mid to high single digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees. We are obligated to pay annual minimum royalties of $40,000, increasing to $60,000 once a patent has been issued, over the royalty term, commencing on the tenth anniversary of the SADA License Agreement. These amounts are non-refundable but are creditable against royalty payments otherwise due under the SADA License Agreement. We are also obligated to pay to MSK and MIT certain clinical, regulatory and sales-based milestone payments under the SADA License Agreement. Certain of the clinical and regulatory milestone payments become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. Total clinical and regulatory milestone payments potentially due under the SADA License Agreement are $4.7 million and $18.1 million, respectively. Additionally, we are also obligated to make sales-based milestones payments totaling $23.8 million, that become due should we achieve certain amounts of sales of licensed products under the SADA License Agreement. In addition, for each of the SADA PRIT constructs generated by MSK and sold on our behalf by one of our sublicenses, we may owe sales-based milestone payments in the total amount of $60.0 million based on the achievement of various levels of cumulative net sales by the sublicensee.

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

Payments under these agreements have been and could in the future be significant and in order to satisfy our obligations to MSK and MIT, we may be required to use our existing cash, incur debt obligations or issue additional equity securities, any of which may materially and adversely affect our financial position and results of operations.

We will need substantial additional funding until at least such time as we can generate adequate revenue to cover our operating expenses. If we fail to obtain such additional funding, we may be forced to delay, reduce or eliminate our research and drug development programs or current or future commercialization efforts and our license and other agreements may be terminated.

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials and commercialization of any approved products, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to remain significant, particularly as we conduct clinical trials of, and seek marketing approval for our other product candidates. We expect to incur commercialization expenses, which have been and will continue to be significant, related to product sales, marketing, manufacturing and distribution of DANYELZA and any other products that may be approved. Accordingly, until at least such time as we can generate revenues from sales of DANYELZA or our product candidates, if approved, that are adequate to support our operational expenses, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise enough additional capital when needed or on attractive terms, we may be forced to delay, reduce or eliminate our research and drug development programs or our future commercialization efforts.

Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We will require additional capital for further development and commercialization of our product candidates and may need to raise additional funds earlier than is currently expected.

In addition, we cannot be certain that additional funding will be available on acceptable terms when needed, or at all. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, health crises, the military conflict between Ukraine and Russia, the state of conflict in the Middle East and the threat of a wider turmoil, current and potential future bank failures, and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. We have no firmly committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our licenses and other agreements may also be terminated if we are unable to meet the payment obligations under such agreements. We could be required to seek collaborators for DANYELZA or our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to DANYELZA or our other product candidates on terms unfavorable to us.

We expect our expenses to increase in connection with our planned operations. Until such time, if ever, as we can generate adequate revenues from the sale of DANYELZA and our product candidates, if approved, to support our operational expenses, we expect to finance our cash needs through a combination of cash on hand, securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible securities, ownership interests will be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect the rights of common stockholders. In addition, debt financing, if available, would result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or acquisitions, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of DANYELZA or other products candidates, if approved, or the development of our product candidates.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights related to our intellectual property or future revenue streams or any of our future product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce and/or eliminate our product development or current or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves.

We may expand our resources to pursue a particular product or product candidate or indication and fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Historically, we have focused our efforts and managerial resources on specific products and product candidates and on specific indications such as DANYELZA for the treatment of R/R HR NB in bone and/or bone marrow and omburtamab for central nervous system, or CNS, or leptomeningeal, or LM, from NB, and more, recently, SADA for solid tumors and Non-Hodgkin Lymphoma. As a result of these decisions, we may forgo or delay pursuit of opportunities with other products or product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Failure to properly assess potential product candidates for indications could result in focusing on product candidates for indications with lower market potential, which could harm our business and financial condition. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through partnering, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or product. For example, in November 2022 the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. This was consistent with the outcome of the ODAC Meeting held in October 2022. In its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. However, as part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications and product candidates, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK. In addition, we deprioritized other pipeline programs, including activities relating to the GD2-CD3 Vaccine and CD 33 antibody constructs by delaying trial initiation and overall timelines as part of the restructuring plan.

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

We had product sales to certain customers that accounted for more than 10% of total net product revenue for the years ended December 31, 2024 and 2023, respectively. McKesson, Cardinal Health and Cencora accounted for 41%, 20%, and 16%, respectively, of the Company’s net product revenue for the year ended December 31, 2024. McKesson, Cencora, WEP and Cardinal Health accounted for 46%, 22%, 10% and 13%, respectively, of the Company’s net product revenue for the year ended December 31, 2023. Our future success depends on our ability to maintain these relationships, to increase our penetration among these existing customers and to establish new relationships. We engage in conversations with other companies and institutions regarding potential commercial opportunities on an ongoing basis, which can be time consuming. There is no assurance that any of these conversations will result in a commercial agreement, or if an agreement is reached, that the resulting relationship will be successful. In addition, if our customers order our approved product, DANYELZA, but fail to pay on time or at all, our liquidity, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Moreover, our product sales are made through arrangements primarily with three national specialty distributors in the United States. As of December 31, 2024, the net accounts receivable balances from such distributors totaled 73% of the Company’s outstanding accounts receivable. A default by any of these customers on their amounts owed to us could have a material adverse effect on our financial position. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers and our distributors’ willingness and ability to successfully market our approved product, DANYELZA. We estimate an allowance for doubtful accounts based on our assessment of specific identifiable customer accounts considered at risk or uncollectible, as well as an analysis of current receivables aging and expected future write-offs and this allowance adversely impacts our results of operations. In the event customers experience greater than anticipated financial difficulties, insolvency, or difficulty marketing DANYELZA, we expect our financial position and results of operations to be further adversely impacted by our failure to collect accounts receivable in excess of the amount due, net of the estimated allowances.

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

The nature of the patient populations that we study in our clinical trials means that the treatment effect of our product candidates has to be demonstrated despite being the second- or third-line of treatment, and in some cases, despite concomitant treatment with radiation or chemotherapy. Some of our target indications may also be difficult to assess via current imaging technology and other testing methods, which may lead to in-conclusory or equivocal data regarding treatment effect. Furthermore, because our study populations are small, statistical analyses may not fully adjust for these and other potential bias in the data. As was the case for omburtamab, any or all of these factors may mean that we are unable to demonstrate substantial evidence of the effectiveness of our product candidates to the satisfaction of the FDA or comparable foreign regulatory authorities.

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

DANYELZA and our product candidates and related technologies represent novel approaches to cancer treatment generally. Developing and commercializing these products therefore subjects us to a number of challenges. On November 25, 2020, DANYELZA received regulatory approval by the FDA in the United States for the treatment in combination with GM-CSF of high-risk R/R NB. The FDA has issued a post-marketing mandate requiring us to provide data that supports the efficacy of the product. We are currently performing clinical studies, such as Study 201, aimed at fulfilling the requirements. There can be no assurance that these studies will generate data sufficient to support the efficacy of the product.

In November 2022, the FDA issued a CRL for our BLA for omburtamab. The letter indicated that the FDA completed the review of the application and determined that it is unable to approve the BLA in its current form. In the CRL, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile. As part of our strategic restructuring plan announced in January 2023, we deprioritized the omburtamab program for all indications, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK.

The SADA PRIT technology is still in the early stages of clinical development or pre-clinical research. We may never be able to develop a marketable product other than DANYELZA. Our ability to generate product revenue is highly dependent on our ability to successfully commercialize DANYELZA and to obtain additional regulatory approvals of and successfully commercialize additional product candidates. This will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts. We cannot be certain that any of our product candidates will be successful in clinical studies, and they may not receive regulatory approval even if they are successful in clinical studies.

The success of our product candidates in development will depend on several factors, including the following:

●	successful and timely completion of our ongoing clinical trials;
●	initiation and successful patient enrollment and completion of additional clinical trials on a timely basis;
●	safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;
●	timely receipt of marketing and reimbursement approvals for our lead product candidates from applicable regulatory authorities;
●	the performance of our future collaborators, if any;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	establishment of supply arrangements with third-party suppliers of radioactive and other raw materials;
●	establishment of scaled production arrangements with third-party manufacturers and drug product suppliers to obtain finished products that are appropriately packaged for sale;
●	obtaining and maintaining patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio, including our licensed intellectual property;
●	successful launch of commercial sales following any marketing approval including the hiring of a direct salesforce and creation of marketing campaigns;
●	a continued acceptable safety profile following any marketing approval;
●	commercial acceptance by physicians and patients, the medical community and third-party payors; and
●	our ability to compete with other therapies.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Further, competitors who are developing product candidates with technology similar to ours may experience problems with their product candidates that could identify problems in our technology that would potentially harm our business.

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

The commercial success of DANYELZA, and of any future approved products, will depend in part on market acceptance by physicians, patients, third party payors, and others in the medical community. For example, current cancer treatments like surgery, chemotherapy or radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. DANYELZA was not listed in the treatment recommendations for neuroblastoma in the guideline published in July 2024 by the National Comprehensive Cancer Network, a non-profit alliance of 33 leading cancer care centers. Any potential regulatory approval of product candidates using the SADA PRIT technology does not guarantee the establishment of a viable market for their use. The use of radioactive isotopes in connection with the SADA PRIT technology carries safety, storage, handling and disposal risks, which require adherence to strict regulations and protocols. The perceived or actual risks of radiation exposure could limit market acceptance of the SADA PRIT product candidates. If DANYELZA or any future approved products do not achieve an adequate level of market acceptance, we may not generate significant revenues from sales and we may not become profitable. The degree of market acceptance of DANYELZA, and of any future product, if approved for commercial sale, will depend on a number of factors, including:

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

We are seeking to identify and develop a broad pipeline of product candidates using the SADA PRIT Technology. We are still in our Phase 1 trial of GD2-SADA. The scientific research that forms the basis of our efforts to develop product candidates with the SADA PRIT Technology is still ongoing. We are not aware of any FDA-approved therapeutics utilizing a similar technology. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on the SADA PRIT Technology is both preliminary and limited. As a result, we are exposed to a number of unforeseen risks, and it is difficult to predict the types of challenges and risks that we may encounter during development of our product candidates using the SADA PRIT Technology. For example, before the first dosing in our Phase 1 trial of GD1-SADA, we had not tested any of the product candidates being developed using the SADA PRIT platform in humans, and most of our current data is limited to animal models and pre-clinical cell lines, the results of which may not translate into humans. Further, relevant animal models and assays may not accurately predict the safety and efficacy of our product candidates based on the SADA PRIT Technology in humans, and we may encounter significant challenges creating appropriate models and assays for demonstrating the safety and purity of our product candidates. In addition, the SADA PRIT Technology has potential safety risks related to, but not limited to, the radiation stemming from the delivery of radioactive payloads. As a result, it is possible that safety events or concerns could negatively affect the development of our product candidates that are based on the SADA PRIT Technology, including adversely affecting patient enrollment among the patient populations that we intend to treat.

Given the novelty of the SADA PRIT Technology, we intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates; however, due to a lack of comparable experiences, the regulatory pathway with the FDA and comparable regulatory authorities may be more complex and time-consuming relative to other more well-known therapeutics. Even if we obtain adequate data to support approval of our product candidates developed using the SADA PRIT Technology, the FDA or comparable foreign regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates developed using the SADA PRIT Technology, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates. The validation process takes time and resources, may require independent third-party analyses, and may not be accepted or approved by the FDA and comparable foreign regulatory authorities. We cannot be certain that our SADA PRIT approach will lead to the development of approvable or marketable products.

Additionally, an element of our strategy is to use and expand the SADA PRIT Technology to build a pipeline of product candidates and progress those product candidates through clinical development for the treatment of a variety of different cancers. Although our research and development efforts to date have been focused on identifying a pipeline of product candidates directed at cancers, we may not be able to develop product candidates that are safe and effective. Even if we are successful in building a pipeline of product candidates developed using the SADA PRIT Technology, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop, get approval for and begin to commercialize any product candidates developed using the SADA PRIT Technology, we will face difficulty in obtaining product revenue therefrom in future periods, which could result in significant harm to our financial position and adversely affect our share price.

We have limited experience operating as a commercial company and the marketing and sale of DANYELZA or any future approved products may be unsuccessful or less successful than anticipated. We may not be successful in increasing the sales of DANYELZA or any future approved product unless we are able to maintain and expand our sales and marketing capabilities or enter into agreements with third parties to sell and market such approved products.

While we have commercially launched DANYELZA in the United States and in several other countries, we have limited experience as a commercial company and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. We began small shipments of DANYELZA in February 2021. Other than our commercialization partnerships for DANYELZA and our discontinued product candidate, omburtamab, covering certain territories outside the United States, we are not currently a party to any strategic collaboration that provides us with access to a collaborator’s resources in selling or marketing drugs.

To achieve commercial success for DANYELZA and any future approved products we must successfully maintain and expand our sales and marketing organization or outsource these functions to strategic collaborators and other third parties. We have built our own focused, specialized sales and marketing organization in the United States, and we continue to selectively explore and establish partnerships in markets outside the United States to support the commercialization of DANYELZA in other jurisdictions.

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

Factors that may inhibit our efforts to commercialize our drugs on our own after obtaining any marketing approval include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel, and continue to develop and expand our sales and marketing efforts;
●	our inability to raise financing necessary to maintain and grow our commercialization infrastructure;
●	the inability of sales personnel to obtain access to physicians or our failure to educate physicians on the benefits of prescribing DANYELZA or any future approved products;
●	the lack of complementary drugs to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive offerings, and the lack of accurately forecast demand for our products and scale manufacturing to meet that demand;
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization;
●	our inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies;
●	our inability to establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our products and any future products;
●	our inability to maintain or to gain regulatory authorization for the development and commercialization of our product candidates;
●	our partners’ inability to recruit patients through market access named patient programs; and
●	our inability to develop and maintain successful strategic alliances.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully grow or maintain sales of DANYELZA or commercialize any future approved products, raise capital, expand our business, or continue our operations. In addition, our revenues from the sale of drugs or the profitability of these revenues to us are likely to be lower from arrangements that we enter into with third parties to perform sales and marketing services than if we were ourselves to market and sell any drugs that we develop. We have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our drugs effectively. In addition, we may not be successful in entering additional arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. If we do not maintain and expand our sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we might not be successful in commercializing DANYELZA or any of our product candidates for which we receive marketing approval, if any. In the event that we are unable to effectively deploy our sales organization or distribution strategy on a timely and efficient basis, if at all, the commercialization of DANYELZA or our product candidates, if approved, could be delayed which would negatively impact our ability to generate product revenues.

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

Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our DANYELZA or for any other future products, if approved. We may not be able to implement our business plan if the acceptance of DANYELZA or any other future products, if approved, is inhibited by price competition or if physicians switch from existing methods of treatment to our products, or if physicians switch to other new drug or biologic products or choose to reserve our products for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

The market opportunities for DANYELZA and our other product candidates, if approved, may be limited to those patients who are ineligible for or have failed prior treatments and may be small. Also, the market opportunity for DANYELZA and our product candidates, if approved, may be smaller than we expect.

Our current target patient populations are based on our beliefs and estimates regarding the incidence or prevalence of certain types of cancers that may be addressable by DANYELZA, and our other product candidates, which are derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research. The total addressable market opportunity for DANYELZA and any other products we may produce, if approved, will ultimately depend upon, among other things, the diagnosis criteria included in the final label for the relevant product, acceptance by the medical community and patient access, drug pricing, and reimbursement. The number of patients in our targeted commercial markets may turn out to be lower than expected. Patients may not be amenable to treatment with our drug and new patients may become increasingly difficult to identify or gain access to, as new clinical trials from other entities may deplete the number of patients available. Any of the foregoing could adversely affect our results of operations and our business.

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

DANYELZA is approved only as second-line treatment for patients with R/R high-risk NB in bone and/or bone marrow. We may have to conduct additional clinical trials prior to submitting for marketing approval of DANYELZA as a front-line or third-line therapy. Even if we conduct such trials and seek approval as front-line or third-line therapy for DANYELZA, there is no guarantee that it will be approved.

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

We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. We have multiple clinical trials currently ongoing or planned. In the event that an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials of the same product candidate, such event could adversely affect our other clinical trials of our other product candidates. We have received clinical holds on our IND applications for certain of our product candidates in the past and there is no assurance that we will not be subject to additional clinical holds in the future, which may ultimately delay or otherwise adversely affect the clinical development of our product candidates. We submitted a BLA to the FDA for radiolabeled 131I-omburtamab for CNS LM from NB in August 2020, and received a Refusal to File letter from the FDA in October 2020. The reason for the FDA’s decision to issue the Refusal to File letter was that upon preliminary review, the FDA determined that certain parts of the Chemistry, Manufacturing and Control, or CMC, Module and the Clinical Module of the BLA required further detail. We completed the resubmission of the BLA for omburtamab in March 2022. Survival and safety data from our pivotal Phase 2 clinical trial 03-133 formed the primary basis for our resubmission of the BLA for omburtamab, and we compared this data with data from an external cohort comprising data from the Central German Childhood Cancer Registry, or CGCCR, database. Furthermore, we believe interim efficacy, safety and pharmacokinetic data from our pivotal Phase 2 clinical trial 101 supported the BLA resubmission. In May 2022, the FDA indicated that our BLA had been accepted for priority review. The FDA convened an Advisory Committee, which met on October 28, 2022, and voted 16 to 0 that we had not provided sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. In November 2022, the FDA issued a CRL for our BLA for omburtamab indicating that the FDA determined that it was unable to approve the BLA in its current form since it did not provide substantial evidence of effectiveness of omburtamab for the proposed indication. We determined to discontinue our omburtamab development program.

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

On November 24, 2024 MSK published an abstract at Connective Tissue Oncology Society using DANYELZA Anti-Gd2 Antibody in an ISS multi-center osteosarcoma trial (Study 15-096). Per the results of this trial, the data missed the established end point of 12-month event free survival, or EFS, of 40%. The underlying EFS response rates were as follows:

●	Overall population 14 out of 39 patients – 12-month EFS: 36%
●	2nd CR: 37%
●	3rd CR: 33%

Looking into further association between 12-month EFS and GD2 expression

●	5 of 16 GD2 positive patients (31%) were event free at 12 months
●	4 of 8 GD2 positive patients (50%) with 4+ staining intensity were event free at 12 months

We believe that this shows DANYELZA’s potential to serve a high unmet need within osteosarcoma where survival rates have shown little or no improvement in decades. With the current standard of care, 12-months EFS is typically approximately 20% (as reported in various published reports). We also believe that the data supporting the use of DANYELZA for targeting GD2 is very compelling and worth further development. We are considering the advancement of a diagnostic tool for GD2, which could prove to be a valuable tool for a potential pivotal trial in this or other GD2 related indications. There can be no assurance that the data from this trial will support further development of DANYELZA for osteosarcoma.

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

Other than DANYELZA, the product candidates and related technologies we have licensed have not yet led, and may never lead, to approved products. DANYELZA was only approved in late 2020 by the FDA and launched in the United States in early 2021, with approvals in other jurisdictions coming more recently. Hence its commercial potential cannot be judged with accuracy at this point in time. Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing our other product candidates will require substantial additional funding and remain prone to the risks of failure inherent in medical product development. Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and/or become commercially viable. We cannot provide any assurance that we will be able to successfully obtain marketing approval for or advance any of our other product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We currently have in place several agreements with MSK, including the MSK License, the CD33 License, the MabVax/MSK License Agreement and the SADA License Agreement, many of which are important to us, and we may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. In addition, MSK, because it is a hospital where patients are treated, continues to be a major source for the distribution and administration of DANYELZA. Any disruption of our relationship with MSK could have a material adverse effect on our business, results of operations and financial condition.

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

As a result, if we are unable to maintain current arrangements or collaborations or enter into and maintain future arrangements and collaborations, or if such arrangements or collaborations are not successful, our business could be adversely affected. If we enter into certain arrangements or collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. Any of these relationships may require us to incur other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Nevertheless, any delays in entering into new collaborations or strategic partnership agreements related to our products or product candidates could delay the development and commercialization of our products or product candidates in certain territories for certain indications, which would harm our business prospects, financial condition, and results of operations.

If we or third parties, such as contract research organizations, or CROs, or contract manufacturing organizations, or CMOs, use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. We have used radioactive materials, including Lutetium-177, Iodine-131 and Iodine-124 label in our omburtamab and SADA PRIT product candidates. Our uses involve the inherent risk of exposure from beta ray emissions, which can alter or harm healthy cells in the body. We, our CROs, our CMOs and other third parties are subject to federal, state, and local laws and regulations in the United States and foreign countries governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third-parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations.

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

We rely on third parties to manufacture DANYELZA for commercial and clinical supply and our product candidates, including our antibody constructs based on the SADA PRIT Technology, for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if third parties fail to provide us enough DANYELZA or our other product candidates, including our antibody constructs based on the SADA PRIT Technology, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA and comparable foreign regulatory authorities. Our third-party manufacturers have in the past and may in the future experience manufacturing difficulties, and any such difficulties could harm our business.

We do not currently own any facility that may be used for commercial or clinical-scale manufacturing and processing, and we rely on outside vendors to manufacture DANYELZA for commercial supply and for supplies and processing of our product candidates, including our antibody constructs based on the SADA PRIT Technology, for pre-clinical studies and clinical trials. The manufacturing processes that we have developed may be more difficult or expensive than other approaches currently in use. We may make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different substances that may not be as safe and effective as any substances deployed by our third-party research institution collaborators.

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

We rely also on CMOs and third-party collaborators for the manufacture of DANYELZA for commercial and clinical supply, and we expect that this will be the manufacturing arrangement for any of our other potential products, if approved. The DANYELZA drug substance is manufactured by a single third party, Patheon Biologics B.V. in Groningen, Netherlands, and the DANYELZA drug product is manufactured by a single third party, Patheon Manufacturing Services, LLC at their facility in Greenville, North Carolina. Both facilities are part of Thermo Fisher Scientific Inc, collectively, Patheon/Thermo Fisher. It is expected that Patheon/Thermo Fisher will transition manufacturing of the DANYELZA drug product to a different facility, and it is anticipated that no DANEYLZA drug product will be manufactured until FDA approval of the new site. We will bear the costs of such approval process, which are currently estimated to be up to $6.0 million. However, there is no guarantee that such FDA approval will be granted on our expected timeline and budget, or at all, which could result in a delay in our clinical trials and loss of, or delayed, commercial sales, which would result in loss of revenue. In addition, we anticipate increased inventory costs in 2025 associated with stocking surplus of DANYELZA to meet our anticipated commercial and clinical needs during the anticipated time period from the closing of Patheon/Thermo Fisher’s current manufacturing facility until its new site becomes FDA approved to produce and begins production of the DANYELZA drug product. During this time period, we will have no manufacture of DANYELZA. There is a risk that we may underestimate our supply needs during this time period and/or that this time period will be longer than anticipated, which could result in a delay in our clinical trials and loss of, or delayed, commercial sales, or that we may overestimate our supply needs, which could result in additional write-offs to inventories for expired or unusable product

We are subject to the following additional risks with respect to the third-party manufacture of our antibody-based cancer treatments, both with respect to the planned transition to the Patheon/Thermo Fisher Monza, Italy site and for any other third-party manufacturer with which we contract:

●	If we need to qualify any new manufacturer of DANYELZA or other product candidates, the respective BLA submission will need to be amended, and ultimately the FDA must approve any new manufacturer. Any such approval would require new testing, which may include comparability analyses between the biologic substance manufactured for use in prior clinical trials and the biologic substance manufactured by such potential new manufacturer. Any such potential new manufacturer would further need to pass cGMP compliance inspections by the FDA or comparable foreign regulatory authorities.
●	If we need to qualify any new manufacturer, such third party would have to be educated in, or develop substantially equivalent processes for, production of our product and/or product candidates.
●	Any of our third-party manufacturers might be unable to timely manufacture our product and/or product candidates or to produce the quantity and quality required to meet our clinical and commercial needs.
●	Any of our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.
●	Any of our third-party manufacturers may not perform as agreed, according to our schedule or specifications, or at all. Any such third-party manufacturer may not devote sufficient resources to our product candidates, may give greater priority to the supply of other products over our product candidates, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or commercial needs.
●	We do not have a long-term supply agreement with the manufacturer of the DANYELZA drug substance, or our other active drug ingredients, and we purchase our required drug supplies on a purchase order basis. Any of our third-party manufacturers, including Patheon/Thermo Fisher, could choose to discontinue supplying us with drug substance or drug product and we may not have contractual remedies in such situations.
●	We are exposed to the risk of cross-contamination from other drug substances if more than one product is manufactured at a third-party manufacturer’s production facilities.
●	Our third-party manufacturers are subject to ongoing periodic unannounced inspection by the FDA, corresponding state agencies and comparable foreign regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We have limited control over third-party manufacturers’ compliance with these and or any other applicable regulations and standards, and any of our third-party manufacturers could fail to comply with applicable government regulations.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
●	Any of our third-party manufacturers could breach, terminate or choose not to renew their agreement with us at a time that is costly or inconvenient for us.
●	The raw materials and components used to manufacture and process DANYELZA and our product candidates, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.
●	Any of our third-party manufacturers could potentially mislabel commercial or clinical supplies, which may result in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
●	Any of our third-party manufacturers could misappropriate our proprietary information, including our trade secrets and know-how, which could lead to weaker intellectual property protection for our portfolio or potentially increased competition if a competitor were to obtain such proprietary information.
●	Our clinical trials may be interrupted if third-party suppliers fail to deliver clinical supplies on time, or we may experience lost sales if drug supplies are not distributed to commercial vendors in a timely manner, in each case because of inclement weather, natural or man-made disasters, or other circumstances beyond our control.
●	Any of our third-party manufacturers may have unacceptable or inconsistent product quality success rates and yields and may have inadequate quality control systems.
●	We may experience higher production costs and tariffs with respect to the planned transition to the Patheon/Thermo Fisher Monza, Italy site

Each of these risks could delay or prevent the completion of our clinical trials, could delay any additional BLA submissions or the approval of any of our product candidates by the FDA, or comparable foreign submission and approvals by the competent regulatory authorities, result in higher costs or adversely impact commercialization of DANYELZA or our product candidates, if approved. Any shortage in the supply of such raw materials used in the manufacture of our product and product candidates could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product and product candidates, as such shortages have in the past.

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

Any facilities used by our CMOs to manufacture DANYELZA and our product candidates, including our antibody constructs based on the SADA PRIT Technology, must be approved by the FDA pursuant to inspections conducted after submittal of a BLA to the FDA. Comparable requirements are applicable outside the United States. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. DANYELZA and any product candidates that we may develop may compete with product candidates of other companies for access to manufacturing facilities. There is a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us, and we currently use only a single CMO for the manufacture of the DANEYLZA drug substance and a single CMO for the manufacture of the DANYELZA drug product. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our commercial product and clinical product candidates and harm our business and results of operations.

Any performance failure on the part of our existing or future manufacturers could adversely affect our commercialization of approved products, such as DANYELZA, and delay clinical development or marketing approval of other product candidates. For example, we have had to scrap batches of DANYELZA due to our third-party manufacturer’s failure of the batch manufacture. As a result, during the year ended December 31, 2022, we recorded charges to write-off inventories of $1.2 million. While we are working to ensure an adequate supply of DANEYLZA during the upcoming anticipated pause in manufacturing in connection with the planned transition to a different facility, we do not currently have arrangements in place for redundant supply of DANYELZA or other product candidates, If any of our current CMOs cannot perform as agreed, we would be required to replace such manufacturer and we may incur added costs and delays in identifying and qualifying any such replacement and may experience reduced sales during such process that could have a material adverse effect on our business and results of operations.

We are, and will continue to be, reliant in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and adversely affect the timing of IND filings and our ability to conduct future planned clinical trials.

We currently have limited internal research and development capabilities. We conduct independent clinical trials and perform pre-clinical research but we also rely on third-party research institutions for both clinical trial and pre-clinical research.

On November 24, 2024 MSK published an abstract at Connective Tissue Oncology Society using DANYELZA Anti-Gd2 Antibody in an ISS multi-center osteosarcoma trial (Study 15-096). Per the results of this trial, the data missed the established end point of 12-month event free survival, or EFS, of 40%. The underlying EFS response rates were as follows:

●	Overall population 14 out of 39 patients – 12-month EFS: 36%
●	2nd CR: 37%
●	3rd CR: 33%

Looking into further association between 12-month EFS and GD2 expression

●	5 of 16 GD2 positive patients (31%) were event free at 12 months

●	4 of 8 GD2 positive patients (50%) with 4+ staining intensity were event free at 12 months

We believe that this data shows DANYELZA’s potential to serve a high unmet need within osteosarcoma where survival rates have shown little or no improvement in decades. With the current standard of care, 12-months EFS is typically approximately 20% (as reported in various published reports). We also believe that the data supporting the use of DANYELZA for targeting GD2 is very compelling and worth further development. We are considering the advancement of a diagnostic tool for GD2, which could prove to be a valuable tool for a potential pivotal trial in this or other GD2 related indications. There can be no assurance that the data from this trial will support further development of DANYELZA for osteosarcoma.

The outside scientists who conduct the clinical testing of DANYELZA and our other current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, are not our employees; rather they serve as either independent contractors or the primary investigators under research and other agreements that we have entered into with MSK. Such scientists and collaborators may have other commitments that limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for MSK or another entity arises, we may lose their services. These factors could adversely affect the timing of our IND filings and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they were to breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on, our business.

Our existing agreements with MSK may be subject to termination by MSK upon the occurrence of certain circumstances including in the event of our insolvency or bankruptcy, if we are convicted of a felony relating to the manufacture, use, or sale of products licensed from MSK or if we fail to pay amounts owed to MSK under the agreements or other types of breach by us of our obligations under the agreements that remain uncured. If MSK terminates the MSK License, the CD33 License, the SADA License Agreement or its other agreements with us, commercialization of any approved product, such as DANYELZA, or the research and development of the relevant product candidates would be suspended, and we would not be able to research, develop, and license our existing and future product candidates as currently contemplated. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Switching or adding third parties to conduct our clinical trial would involve substantial costs and delays and require extensive management time and focus, which can materially impact our ability to meet our desired clinical development timelines.

DANYELZA and our other product candidates, which are all based on the SADA PRIT Technology, are biologics and the manufacture of DANYELZA and our product candidates, is therefore complex. We, or any of our third-party manufacturers, may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities. For some reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors. Such circumstances may result in an inadequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

DANYELZA and our other product candidates, which are all based on the SADA PRIT Technology, are biologics and the process of manufacturing them is complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process for biologics is less reliable and is more difficult to reproduce. In addition, manufacture of DANYELZA and our other product candidates, which are all based on the SADA PRIT Technology, requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. Our manufacturing process may be susceptible to product loss or failure due to interruptions in the manufacturing process variability in product characteristics, quality control, contamination, equipment or reagent failure, improper installation or operation of equipment, product testing, vendor or operator error, availability of qualified personnel, logistics and shipping delays as well as compliance with strictly enforced federal, state and foreign regulations. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminants are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. No assurance can be given that any stability failures or other issues relating to the manufacture of DANYELZA or our other product candidates, which are all based on the SADA PRIT Technology, will not occur in the future.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA and other foreign regulatory approval process, and we will need to contract with manufacturers who can meet all applicable FDA, EU and other foreign regulatory requirements on an ongoing basis. If Patheon/Thermo Fisher is unable to reliably produce the DANYELZA drug product to specifications acceptable to the FDA, EMA and European Commission or other foreign regulatory authorities, we may not obtain or maintain the approvals we need to continue commercializing such products. There is no assurance that Patheon/Thermo Fisher or our other CMOs will be able to manufacture DANYELZA or our other product candidates, respectively, to specifications acceptable to the FDA, EMA and European Commission or other foreign regulatory authorities, to produce them in sufficient quantities to meet our clinical and commercial requirements, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Although we anticipate seeking FDA approval for DANEYLZA manufacture at the Patheon/Thermo Fisher site in Monza, Italy, and we are working to develop commercially viable processes for manufacture of our SADA PRIT product candidates, our manufacturing capabilities could be affected by cost overruns, tariffs, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. After the shut-down of Patheon/Thermo Fisher’s Greenville site, we may ultimately be unable to, among other things, manufacture DANYELZA at an acceptable cost and/or timetable. We may also be unable to develop a manufacturing process and distribution network for our SADA PRIT product candidates that will, reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

We have entered into strategic collaborations for the development, marketing and commercialization of DANYELZA in certain jurisdictions and may do so in the future for all or some of our product candidates. If those collaborations are not successful, or if we are unable to establish additional collaborations, we may have to alter or delay our development and commercialization plans.

In November 2020, we entered into an exclusive license and distribution agreement for DANYELZA and omburtamab with Takeda Israel, a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited covering the State of Israel, West Bank and Gaza Strip. Any resumption of conflict between Israel and Hamas may have a material adverse impact on Takeda Israel’s ability to sell our products and/or collect receivables from customers in the State of Israel as well as on Takeda Israel’s ability to pursue the development, marketing and/or commercialization of DANYELZA in the State of Israel, West Bank and Gaza Strip, which may ultimately have an adverse impact on the amount of royalties we receive pursuant to the Takeda Licensing Agreement. In December 2020, we entered into a distribution agreement for DANYELZA with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In February 2025, we entered into an amendment of our agreement with Swixx to remove Russia from the covered territories. In December 2020, we entered into a license agreement for DANYELZA and omburtamab with SciClone Pharmaceuticals International Ltd., or SciClone, for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. For additional risks relating to our collaborations with entities operating in China, see “Risks related to government regulation: market approval and other legal compliance matters – Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products or product candidates outside of the United States and require us to develop and implement costly compliance programs”. In May 2021, we entered into an exclusive distribution agreement with Adium for Latin America. In December 2022, we entered into a distribution agreement with WEP in connection with an early access program for DANYELZA in Europe. In May 2024, we entered into a distribution agreement with INPHARMUS for distribution of DANYELZA in Turkey. In January 2025, we amended our agreement with INPHARMUS to extend the covered territories to the Gulf Coast Countries in the Mediterranean and Persian Gulf. In October 2024, we entered into a distribution agreement with Nobelpharma in Japan. We may enter into further strategic collaborations for the development, marketing and commercialization of DANYELZA or any further product candidates. Our current and future potential collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for any further collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. We have and will for any future collaborations likely have limited control over the amount and timing of resources that our collaborators dedicate to the development, marketing and/or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our current and future potential collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our current collaborators have and any future collaborators may have, the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Our current and any future potential collaborations involving DANYELZA and any of our future product candidates pose risks to us, including the following:

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

Risks related to government regulation; market approval and other legal compliance matters

Even if we complete the necessary non-clinical studies and clinical trials, the FDA and comparable foreign regulatory authority approval processes are lengthy, time-consuming, and inherently unpredictable, and we or any of our potential future collaborators may experience significant delays in the clinical development and regulatory approval, if any, for the commercialization of our product candidates. Additionally, as governments have a change in elected officials, the new administration may change certain approval practices of prior administration. To date, we have only obtained regulatory approval to market DANYELZA in the United States, Western Europe, China, Israel, Brazil and Mexico for R/R high-risk NB in bone and/or bone marrow. We cannot predict when or if, and in which other territories, we, or any of our potential future collaborators, will obtain marketing approval to commercialize DANYELZA or any of our product candidates.

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

We have some, but only limited, experience in completing a submission of a BLA to the FDA, or similar approval submissions to comparable foreign authorities. Our BLA for DANYELZA was approved, but we received a CRL for our BLA for omburtamab and we determined to stop our omburtamab development program. A BLA must include extensive pre-clinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates and the small size of our target patient populations, to create further challenges in obtaining regulatory approval from the FDA and other regulatory authorities. For example, for product candidates targeting ultra-rare diseases, such as CNS/LM from NB, where the very small patient population makes it difficult or impossible to conduct two traditional, adequate and well-controlled studies, the FDA or comparable foreign regulatory authorities may need to exercise flexibility in approving therapies for such diseases. Even flexibility from the FDA may not be sufficient to obtain approval. For instance, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of adequate and well-controlled trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile, which was challenging due to the small size of our target patient population.

The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data, and the use of control groups to support licensure. For example, in connection with our BLA for omburtamab, the FDA convened an Advisory Committee that met in October 2022, which voted 16 to 0 that the BLA did not provide sufficient evidence to conclude that omburtamab improves overall survival among the target patient population. The opinion of this and any other Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of our product candidates based on the completed clinical trials, such as was the case for omburtamab. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

●	obtaining regulatory approval to begin a trial, if applicable;
●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval at each clinical trial site by an Institutional Review Board or IRB or positive opinions from Ethics Committees;
●	recruiting suitable patients to participate in a trial in a timely manner;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;
●	addressing any patient safety concerns that arise during the course of a trial;
●	addressing any conflicts with new or existing laws or regulations;
●	adding new clinical trial sites;
●	manufacturing qualified materials under cGMPs for use in clinical trials;
●	impact of pandemics or other public-health emergencies;
●	impact of any resumption of conflict between Israel and Hamas, and the related risk of a larger conflict; or
●	inspection of clinical trial sites and manufacturing facilities by regulatory authorities.

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

Our product candidates could fail to receive marketing approval for many reasons, including the following:

●	the FDA, EMA, European Commission or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA, European Commission or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, European Commission or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA, EMA, European Commission or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States, the EU or elsewhere;
●	the FDA, European Commission, national competent authorities of EEA countries or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA, or comparable foreign regulatory authorities may fail to approve any companion diagnostics, or the legal manufacturer may fail to CE mark companion diagnostics, which is an acronym for the French “Conformite Europeenne” that documents the manufacturer’s assessment according to which the companion diagnostic complies with the requirement of EU legislation governing in vitro diagnostic medical devices, that may be required in connection with approval of our therapeutic product candidates; and
●	the approval policies or regulations of the FDA, European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

On April 27, 2021 we submitted a MAA, to the EMA for omburtamab for the treatment of pediatric patients with CNS/LM from NB. In December 2022, the EMA’s CHMP, adopted a negative opinion recommending a refusal of the MAA. CHMP determined that it was not possible to conclude on the effectiveness of omburtamab as the main study did not have a randomized comparator. On April 12, 2023, the European Commission adopted a decision refusing the marketing authorization for omburtamab. We determined to stop our omburtamab development program.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as an indication with a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In August 2016, the FDA granted ODD to 131I-omburtamab for the treatment of NB. In 2013, the FDA granted ODD to DANYELZA for the treatment of NB. In November 2018, the European Commission granted orphan medicinal product designation for naxitamab for the treatment of NB. We determined to stopped the development of omburtamab in November 2024 pursuant to the amendment license agreement with MSK..

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

A drug that receives RPDD before December 20, 2024, will continue to be eligible for a PRV if the drug is approved by the FDA before September 30, 2026.

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

Once marketing approval has been granted, as it was for DANYELZA in the United States, an approved drug and its manufacturer and marketer are subject to ongoing review and extensive regulation. The accelerated approval of DANYELZA is subject to certain post-marketing requirements and commitments, including a confirmatory post-marketing trial of clinical benefit, that must be completed in order to convert the BLA to full approval and prevent withdrawal of the license by FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which is required to enroll a minimum of 80 evaluable patients with evaluable disease, with a minimal follow-up of 12 months from the onset of Complete Response/Partial Response, which is equivalent to at least a total 122 patients in Study 201. The study will report ORR, DOR, PFS and OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, and PFS and OS are secondary endpoints in long-term follow-up. We have enrolled 109 patients, and we anticipate completing the study by March 31, 2027. Other post-marketing requirements associated with the approval of DANYELZA include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We, and any collaborators we may have in the future, must also comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the drug’s approved labeling. Thus, we, and any collaborators we may have in the future, may not be able to promote any drugs we develop for indications or uses for which they are not approved.

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

The FDA and other agencies, including the Department of Justice, or the DOJ, as well as comparable foreign regulatory authorities closely regulate and monitor the post-approval marketing and promotion of drugs to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and comparable foreign regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our potential future collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the Federal Food, Drug and Cosmetic Act, or FDCA, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state healthcare fraud and abuse laws and state consumer protection laws. Radioactive materials are subject to additional oversight by agencies such as the Nuclear Regulatory Commission and the Environmental Protection Agency which add complexity to compliance efforts for products containing these materials

In addition, later discovery of previously unknown adverse events or other problems with our drugs or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, particularly in light of the recent U.S. Presidential and Congressional elections, or abroad. As an example, the regulatory landscape related to clinical trials in the EU has evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR permits trial sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure for the authorization of clinical trials has been harmonized as well, including a joint assessment of some elements of the application by all EU Member States in which the trial is to be conducted, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor through a centralized EU portal, the Clinical Trial Information System, or CTIS. The CTR contemplates a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

In addition, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation and on April 10, 2024, the Parliament adopted its related position. If adopted in the form proposed, the European Commission proposals to revise the existing EU laws governing authorization of medicinal products may result in a decrease in data and market exclusivity opportunities for our product candidates in the EU and make them open to generic or biosimilar competition earlier than is currently the case with a related reduction in reimbursement status.

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

We expect that coverage and reimbursement of pharmaceutical products may be increasingly restricted both in the U.S. and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. In particular, drug pricing by pharmaceutical companies has come under increased scrutiny and continues to be subject to intense political and public debate in the U.S. and abroad. Government and private third-party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the U.S. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years and covered under Medicare, and subject manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such biologics under the law, and (ii) imposes rebates with respect to certain products covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiation, which take effect in January 2026. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. On December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

Current government regulations and possible future legislation regarding health care may affect coverage and reimbursement for medical treatment by third-party payors, which may render DANYELZA or our other product candidates, if approved, not commercially viable or may adversely affect our anticipated future revenues and gross margins.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies, which can affect the profitability of drugs and biologics. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down.

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

We cannot predict the extent to which our business may be affected by these or other potential future legislative or regulatory developments, particularly in light of the recent U.S. Presidential and Congressional elections. However, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs generally could restrict the amount that we are able to charge for any our future products, which would adversely affect our anticipated revenue and results of operations.

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

●	Anti-Kickback Statute—the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	False Claims Act—the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	HIPAA—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA Privacy Provisions—as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, HIPAA also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates and subcontractors that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms and technical safeguards, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, and HIPAA, as amended, requires notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
●	Transparency Requirements—the federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, therapeutic biologics and medical supplies reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs to report annually to the Department of HHS information related to certain payments and other transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts over the de minimis value threshold made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
●	FDCA—the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices; and
●	Analogous State and Foreign Laws—analogous state and foreign fraud and abuse laws and regulations, such as state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that interpretation of healthcare laws and regulations will vary across jurisdictions, and that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government-funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, and the curtailment or business realignment of our operations. We have established internal policies and procedures to mitigate our compliance risks. However, no assurance can be given that such policies and procedures will be adequate to ensure compliance with applicable laws and regulations. Moreover, although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, it may be costly to us in terms of money, time and resources, and they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, collectively the CCPA, applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights . The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to seek to recover potentially significant statutory damages. While the CCPA and many of these state laws also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as the federal and local levels, and we expect more states to pass similar laws in the future.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims and mass arbitration demands); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management’s attention; additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work, including our current and future CROs, CMOs, other contractors and consultants. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent – particularly for companies like ours in the medical field – and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work, including our research partners or collaborators. We may expend significant resources or modify our business activities (including our clinical trial activities or product development) to try to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators, and investors, or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we, or a third party with whom we work, experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversions of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or disclosure of confidential or proprietary information, further development and commercialization of our product candidates could be delayed.

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

To date DANYELZA has been approved for sale in the United States and multiple regions outside of the United States, but we intend to seek approval to market our products in additional selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we or our partner holding the approval such as Takeda Israel, holding the approval of DANYELZA in Israel will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

Our radioimmunotherapy product candidates have a very limited shelf life once radiolabeled with radioactive elements. For commercial manufacture and supply these product candidates require reliable transportation and radiolabeling production facilities located near our final customers to avoid spoilage, damage and/or loss. The failure of third parties with whom we contract to safely and compliantly deliver these product candidates within the scope of their limited shelf lives could result in the loss of a given shipment and the sales associated with it. Any delay in shipment results in a loss of the radioactive dose because of radioactive decay, with the risk that the entire useful dose may be lost. Moreover, since each order is made individually and delivered with dedicated transportation in compliance with local regulations applicable to the handling of radioactive materials, we do not have readily available replacements to substitute for a lost delivery if circumstances beyond our control, such as delays or problems caused by inclement weather or a failure in the transportation system operated by third parties that we hire, prevent the timely delivery of a batch, or if the receiving facility fails to distribute the ordered batch in a timely fashion in accordance with specifications. Such losses or failures could have a material adverse effect on our business, financial condition and results of operations.

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

We may incur substantial costs because of litigation or other proceedings relating to patents, and we may be unable to protect our rights to our product candidates, products and technologies.

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

We may incur substantial costs because of litigation or other proceedings relating to intellectual property rights other than patents, and we may be unable to protect our rights to our product candidates, products and technologies.

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

We may not realize the expected benefits from our recent business realignment and workforce reduction and we may incur additional costs implementing it or other difficulties.

In January 2025, we announced a business realignment plan designed to optimize our operations by aligning dedicated internal resources to two business units, with the goal of increasing operational flexibility and speed, and accelerating clinical development within our radiopharmaceutical platform. Pursuant to the plan, we now have two business units, one that is focused on expanding market access to DANYELZA and progressing the clinical and commercial development of naxitamab in other indications and for potential label expansion, and another that is focused on progressing the radiopharmaceutical platform, including the SADA PRIT technology platform and our early-stage pipeline, with a shared general administrative function. In connection with this business realignment, we expect a reduction in our current workforce by up to approximately 13%, which we expect will be completed by the first half of 2026.

However, the changes to our operating structure and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our commercialization efforts, development activities, and results of operations or financial condition. As a result of the reduction in workforce and realignment plan, we expect to incur business alignment expenses of up to approximately $2.6 million, consisting predominantly of severance benefits of approximately $2.1 million and acceleration of stock-based compensation of up to approximately $0.5 million. We recognized $1.5 million of these business realignment expenses in the year ended December 31, 2024, and we anticipate that there expenses will impact our results of operations during the first quarter of 2025, as well, and that the cash payments will occur through the first half of 2026.

We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur because of, or in connection with, our new operating structure and reduction in the workforce. If we discover that the reductions in the workforce will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, this may require us to incur additional and unanticipated costs and expenses.

Furthermore, the separation of our operations may make it more difficult to achieve synergies between our commercial and development activities. If we are unable to efficiently integrate our expertise and resources across both business units, we may not fully realize the potential benefits of our SADA-PRIT platform, and the commercialization of DANYELZA may be negatively impacted.

It is possible that our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Moreover, there is no assurance we will be successful in our pursuit of any of our goals. Our failure to successfully accomplish any of the above activities and/or realize the stated goals of our business realignment may have a material adverse impact on our business, financial condition, and results of operations.

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

As of February 25, 2025, our executive officers and directors own shares representing approximately 19.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to exert significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they chose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), an annual limitation is imposed on the corporation’s use of its change net operating loss carry-forwards and certain other pre-change tax attributes to offset its post-change taxable income or taxes. Based on our analysis of our Section 382 ownership changes through December 31, 2023, we believe that it is more likely than not that none of our net operating loss carryforwards will expire because of existing limitations under Section 382 of the Code, due to the large size of such limitations. We may experience Section 382 ownership changes in the future as a result of subsequent shifts in our equity ownership, many of which are outside our control. State net operating loss carryforwards may be similarly limited, and there may be periods during which the use of such net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales and use, or other tax laws or regulations could be enacted at any time, and existing tax laws and regulations could be interpreted, modified, or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest, and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified, or interpreted or applied differently also could increase our compliance, operating, and other costs, as well as the costs of our products. For example, the Inflation Reduction Act, enacts a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for tax years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, the Tax Cuts and Jobs Act of 2017 amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed, or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

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

Sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933, or the Securities Act. There were 45,218,177 shares of common stock outstanding as of February 25, 2025. In addition, we have issued stock options and other equity awards under our equity compensation plans. The shares underlying these awards are registered on a registration statement on Form S-8. As a result, upon vesting, these shares can be freely exercised, as applicable, and sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have also registered 16,025,771 shares of our common stock that we may issue under our equity compensation plans as of February 25, 2025, and we plan to increase that number further.

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

Our stock price has been and is likely to be volatile. The stock market in general and the market for pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our common stock began trading on The Nasdaq Global Select Market on September 22, 2018, our stock has traded at prices as low as $2.70 per share and as high as $55.22 per share through February 25, 2025. In the last 12 months, our stock has traded at prices as low as $5.47 per share and as high as $20.90 per share through February 25, 2025. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new equity investments, including additional public offerings of our common stock, on terms we consider reasonable, or at all.

The market price for our common stock may be influenced by many factors, including:

●	our ability to successfully grow or maintain sale of DANYELZA and commercialize any other product candidates, if approved;
●	the timing and results of clinical trials of any of our product candidates;
●	regulatory actions with respect to our products or product candidates or our competitors’ products and product candidates;
●	the success of existing or new competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	establishment or termination of collaborations for our products and product candidates or development programs;
●	failure or discontinuation of any of our development programs;
●	results of clinical trials of product candidates of our competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of revenues and expenses related to any of our products, product candidates or development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	our ability to accurately forecast demand for our products, actual or anticipated changes in forecasts of financial performance, or changes in development timelines;

●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	changes in the structure of healthcare payment systems;
●	market conditions and investor sentiment in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, such as an increased rate of inflation, increased cost of goods, supply-chain disruptions and uncertain global financial markets, and geopolitical events; and
●	the other factors described in this “Risk Factors” section.

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

As described elsewhere in this report NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, we and our Chief Business Officer and Vice Chairman Mr. Thomas Gad, and our former Chief Executive Officer Dr. Claus Juan Møller San Pedro, were named as defendants in a class-action lawsuit alleging that we and the individuals named in the lawsuit violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

We are also from time to time subject to legal proceedings arising out of our business and/or operations. Such legal proceedings may involve product liability claims, shareholder lawsuits and other claims by third parties, and employment claims made by our current or former employees. Such proceedings may result in substantial costs and may divert management’s attention and resources, may negatively impact our reputation and may lead to additional legal proceedings, investigations or claims, among other things, which may harm our business.

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

General risk factors

Our business, financial condition and results of operations have been and may in the future be adversely affected by pandemics or similar health crises, macroeconomic conditions, including escalating trade tensions, and by geopolitical events.

Our financial condition, results of operations, business and cash flow may be negatively affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy has experienced extreme volatility and disruptions, including as a result of the COVID-19 pandemic, inflationary conditions and escalating trade tensions, as well as from international conflicts, terrorism or other geopolitical events.

Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Moreover, the new Trump administration has recently imposed tariffs on certain U.S. imports, and China and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these tariffs and potential additional tariffs will have on our business. However, these tariffs and other trade restrictions could increase our operating costs, reduce our gross margins or otherwise negatively impact our financial results.

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

We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States. We also have existing commercialization collaborations in certain territories outside the United States such as with SciClone, Takeda Israel, Swixx Biopharma AG, Adium and WEP. In addition, we have entered into distribution agreement with INPHARMUS and Nobelpharma in 2024. Accordingly, we and our existing and potential collaborators in jurisdictions outside the US, are subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs and escalating trade tensions, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including local transfer pricing regulations and withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA, or OFAC, Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws;

●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our current and planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, droughts, floods, hurricanes, typhoons, fires, extreme weather conditions, climate change events, medical epidemics, terrorist activities, wars or other armed conflicts, geopolitical tensions and related sanctions, and the potential resumption of the conflict between Hamas and Israel and a potential larger conflict, cyber security attacks and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured, and other severe hazards or global health crises, such as an outbreak of Ebola or COVID-19, or other actual or threatened epidemic, pandemic, outbreak and spread of a communicable disease or virus, in the countries where we operate or plan to sell our products, if approved, could adversely affect our operations and financial performance. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process DANYELZA, and our product candidates. Our ability to obtain commercial supplies of DANYELZA and clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, and we anticipate that our ability to obtain commercial and clinical supplies of DANYELZA will be interrupted in connection with the transition of production of DANYELZA drug product from our supplier Patheon/Thermo Fisher’s manufacturing facility in Greenville, North Carolina to its manufacturing facility in Monza, Italy. See “We rely on third parties to manufacture DANYELZA for commercial and clinical supply and our product candidates, including our antibody constructs based on the SADA PRIT Technology, for our ongoing and planned pre-clinical studies and clinical studies. Our business could be harmed if third parties fail to provide us enough DANYELZA or our other product candidates, including our antibody constructs based on the SADA PRIT Technology, or fail to do so at acceptable quantities, quality levels or prices or fail to maintain adequate compliance with CMC guidelines of the FDA and comparable foreign regulatory authorities. Our third-party manufacturers have in the past and may in the future experience manufacturing difficulties, and any such difficulties could harm our business.” elsewhere in this Part I., Item 1A. . Damage or extended periods of interruption to our third-party collaborators’, including MSK’s, corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we intend to maintain property damage and business interruption insurance coverage on these facilities, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption. The ultimate extent of the impact of any epidemic, pandemic or other global health crisis, such as COVID-19, on our business, financial condition and results of operations will depend on future developments which are highly uncertain and cannot be predicted, including new information that may emerge concerning the duration and severity of such epidemic, pandemic or other global health crisis, actions taken to contain or prevent their further spread and the pace of global economic recovery following containment of the spread.

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

We qualified as a smaller reporting company and as a non-accelerated filer for the years ended December 31, 2024 and 2023, respectively. As a public company we are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. However, as a non-accelerated filer, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our clinical trials and product, product candidates, and technology or our Information Systems and Data.

We have a multi-stakeholder team to help identify, assess, and manage the Company’s cybersecurity threats and risks, comprised of representatives from our third-party IT administrator, and from our Legal and Compliance, and Finance departments. This team, along with our third-party IT service providers, identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, using automated monitoring tools, subscribing to analysis and services that identify cybersecurity threats, conducting scans of the threat environment, conducting internal and external review of certain data and systems, and having third parties conduct periodic assessments of our threat environment. We continue to invest in talent and infrastructure in our IT department to manage IT operations and mitigate cyber risk.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including under the heading “If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain individuals in Company management, including our Senior Director of IT, and our Chief Financial Officer, and Treasurer, or the CFO.

Our Senior Director of IT is currently responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CFO has the overall IT and cybersecurity responsibility and is currently responsible for approving IT and cybersecurity related policies, processes, and procedures, approving related activities and budgets, helping prepare for cybersecurity incidents, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and our President and Chief Executive Officer, as appropriate and provides for our management team to work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

As part of its oversight of the Company’s overall risk management, the audit committee is periodically updated by our CFO concerning cybersecurity threats and risks and the processes the Company has implemented to address them.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Princeton, New Jersey, where we lease 10,817 square feet pursuant to a lease agreement dated as of September 11, 2024. The term of the lease is ten years and nine months from the date that the Company began to occupy the premises in the first quarter of 2025. We also currently lease 4,312 square feet of office space in New York, New York, pursuant to a lease agreement dated as of January 10, 2018. This lease was for six years from the date the Company began to occupy the premises and was to expire in April 2024. In August 2023, we entered into a lease amendment to extend the term to April 2025. In addition, we lease 4,783 square feet of combined office and laboratory space located in Nutley, New Jersey pursuant to a lease agreement dated as of February 11, 2019, as amended, which expires on February 14, 2027.

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

The information called for by this item is incorporated herein by reference to the information set forth in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Holders of Our Common Stock

As of February 25, 2025 there were 6 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of novel radioimmunotherapy, and antibody-based therapeutic products for the treatment of cancer. We are leveraging our proprietary radioimmunotherapy and antibody platforms, and our deep expertise in the field of radioimmunotherapy and antibodies to develop a broad portfolio of innovative medicines largely in the space of pre-targeted radio-isotope labeled therapeutics.

Our mission is to become a global leader in developing better and safer radioimmunotherapy and antibody-based oncology therapies addressing clear unmet medical needs and, as such, have a transformational impact on the lives of patients. We intend to advance and expand our pipeline of therapeutic and diagnostic candidates into select adult and pediatric cancer indications either independently or in collaboration with potential partners.

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

DANYELZA in combination with GM-CSF has been evaluated in a Phase 2 clinical study in front-line high-risk NB, or HR NB, for patients in first complete remission, including those that did not undergo autologous stem cell transplant. DANYELZA plus GM-CSF in combination with chemotherapy (irinotecan + temozolamide) was also evaluated and shown to be effective in patients with refractory or multiple relapsed HR-NB disease. DANYELZA is currently being evaluated in an ongoing pivotal-stage multicenter trial (Study 201) which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which is required to enroll a minimum of 80 evaluable patients with evaluable disease, with a minimal follow-up of 12 months from the onset of Complete Response/Partial Response, which is equivalent to at least a total 122 patients in Study 201. The study will report ORR, DOR, PFS and OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, and PFS and OS are secondary endpoints in long-term follow-up. We have enrolled 109 patients, and we anticipate completing the study by March 31, 2027.

In addition, a Phase 2 clinical study in second line relapsed osteosarcoma patients with pulmonary-only recurrence and with complete surgical remission, has completed enrolment and is undergoing evaluation of results. On November 24, 2024 MSK published an abstract at Connective Tissue Oncology Society using DANYELZA Anti-Gd2 Antibody in an ISS multi-center osteosarcoma trial (Study 15-096). Per the results of this trial, the data missed the established end point of 12-month event free survival, or EFS, of 40%. The underlying EFS response rates were as follows:

●	Overall population 14 out of 39 patients – 12-month EFS: 36%
●	2nd CR: 37%
●	3rd CR: 33%

Looking into further association between 12-month EFS and GD2 expression

●	5 of 16 GD2 positive patients (31%) were event free at 12 months
●	4 of 8 GD2 positive patients (50%) with 4+ staining intensity were event free at 12 months

We believe that this data shows DANYELZA’s potential to serve a high unmet need within osteosarcoma where survival rates have shown little or no improvement in decades. With the current standard of care, 12-months EFS is typically approximately 20% (as reported in various published reports). We also believe that the data supporting the use of DANYELZA for targeting GD2 is very compelling and worth further development. We are considering the advancement of a diagnostic tool for GD2, which could prove to be a valuable tool for a potential pivotal trial in this or other GD2 related indications.

Our partner the Beat Childhood Cancer Research Consortium, or BCC, is leading a multi-center Phase 2 trial evaluating naxitamab in combination with standard induction therapy for patients with newly diagnosed HR NB. Twenty-two sites are active with additional sites pending, 12 patients have been treated with recruitment ongoing. An amended protocol transitioning to a comparison with an external control is currently in process and being evaluated. We expect the trial to transition from a single-arm trial, to a comparative trial with an external control arm that reflects current standard of care for induction therapy with comparable patient population that is carefully selected and propensity score matched. The trial aim is to demonstrate superiority in complete response at the end of induction therapy in the naxitamab arm versus the standard of care.

BCC is also conducting a Phase 2, multi-center, non-randomized, trial evaluating naxitamab in combination with tipifarnib (farnesyltransferase inhibitor) in patients with relapsed/refractory HR NB. The study was initiated in December 2024, and currently has one active site, is expected to be multi-center with a target enrollment of 98 patients by 2030. The trial is utilizing commercial supply of naxitamab.

In advanced breast cancer, we are partnering with the Ohio State University on a Phase 1b/2 trial investigating TGFβ natural killer, or NK cells, gemcitabine plus naxitamab in patients with GD2-positive, HER2-negative metastatic breast cancer. The recruiting for patients was initiated in the third quarter of 2024. Evaluation of dose-limiting toxicities with the combination of gemcitabine and NK cells, and the persistence of NK cells in the blood, will be followed by the addition of naxitamab. Upon the outcome of this trial, we may consider moving forward with a multi-center Phase 2 trial.

In patients with GD2-positive refractory Ewing sarcoma, the Institute of Mother and Child in Poland is leading a randomized Phase 2 trial evaluating the efficacy and safety of naxitamab. This trial was initiated during the fourth quarter of 2023. Three patients have been treated in the naxitamab arm and recruitment is ongoing as of December 31, 2024. A total of 16 patients are expected in the naxitamab arm. The trial is expected to complete in 2028.

In addition, we are in discussions with the MD Anderson Cancer Center to initiate a multi-center Phase 1/2 study with a Phase 1 run-in, that seeks to test the hypothesis that the addition of naxitamab to current standard of care will increase the objective response rate in patients with metastatic Triple Negative Breast Cancer who have received at least one prior line of systemic therapy for metastatic disease. The study, which is anticipated to start in the first quarter of 2026, is anticipated to further inform us on a future Phase 2 program in Triple Negative Breast Cancer..

We are using our proprietary SADA PRIT Technology to advance a series of antibody fragments, using a two-step pre-targeting approach. The antibody fragments bind to the tumor before a radioactive payload is subsequently injected. The aim is specifically to deliver the radioactive payload to the tumor while minimizing exposure to normal tissue as indicated in non-clinical studies.

GD2-SADA for potential use in GD2-positive solid tumors is our first SADA PRIT construct, and we had our first clinical patients dosed in April 2023 in our Phase 1, dose-escalation, single-arm, open-label, non-randomized, multicenter trial, for the treatment of certain solid tumor cancers, including small cell lung cancer, sarcoma, and malignant melanoma. The latest patient cohort, cohort 6, started to dose patients in the fourth quarter of 2024, and has expanded to include patients with HR NB (16 years of age or above). We currently have seven active treatment sites. Patients dosed with the GD2-SADA protein have not experienced dose limiting toxicities or treatment related serious adverse events. Based on the SPECT/CT scans performed, we believe that we have demonstrated proof of concept for GD2-SADA by demonstrating that the GD2-SADA molecules can find and bind to tumors and that the radionuclide targets the SADA molecules. We have completed cohorts 1 to 5, using a radioactive payload up to 200 mCi and a two to five days interval between the SADA protein and the payload. The initial blood pharmacokinetic (“PK”) profile of the construct in these patients dosed with the 0.3 mg/kg, 1 mg/kg and 3 mg/kg of protein appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days.

We are currently enrolling and evaluating patients for our first hematological target, the CD38-SADA construct for the treatment of patients with Relapsed or Refractory Non-Hodgkin Lymphoma. We believe the SADA PRIT Technology could potentially improve the efficacy of immunological therapeutics, e.g., naked monoclonal antibodies, in tumors that have not historically demonstrated meaningful responses to immunological agents.

In January 2023, following receipt of a complete response letter in November 2022 from the FDA for our Biologics License Application for radiolabeled 131I-omburtamab for central nervous system leptomeningeal metastases, or CNS-LM, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources on the commercialization and potential label extension of DANYELZA and development of the SADA PRIT Technology platform. In connection with the restructuring, we determined to deprioritize our radiolabeled omburtamab development program for CNS-LM, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK. In addition, as part of the restructuring plan, we deprioritized other pipeline programs, including activities relating to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs by delaying trial initiation and overall timelines to continue focusing our development resources on additional indications for DANYELZA and potential applications for our SADA PRIT technology platform as part of the restructuring plan. We completed the restructuring in May 2023, which resulted in an approximately 35% reduction to our then workforce.

In January 2025, we announced a business realignment plan designed to optimize our operations by aligning dedicated internal resources to two business units, with the goal of increasing operational flexibility and speed, and accelerating clinical development within our radiopharmaceutical platform. Pursuant to the plan, the Company now has two business units, one that is focused on expanding market access to DANYELZA and progressing the clinical and commercial development of naxitamab in other indications and for potential label expansion, and another that is focused on progressing the radiopharmaceutical platform, including the SADA PRIT technology platform and our early-stage pipeline, with a shared general administrative function. In connection with this business realignment, the Company expects a reduction in its current workforce by up to approximately 13%, which we expect will be completed by the first half of 2026. Following this business realignment, we will have two business units – DANYELZA and Radiotherapies. Each of them will comprise a reportable segment. All historical segment financial information will be recast to conform to this new reporting structure in our financial statements and accompanying notes beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2025.

We estimate that our cash and cash equivalents, when combined with anticipated DANYELZA revenues, are sufficient to fund operations as currently planned into 2027.

This estimate reflects our current business plan, including our development plans and business strategy following the business realignment which is supported by assumptions that may prove to be inaccurate, such that we could use our available capital resources sooner than we currently expect.

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

As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $487.1 million and $457.5 million, respectively. For the years ended December 31, 2024 and 2023, our net loss was $29.7 million and $21.4 million, respectively. We have incurred significant net operating losses in every year since our inception. We expect our net operating losses to continue in the future until, if ever, our DANYELZA product revenue provides sufficient funds to help fund our significant research and development expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

Net Product Revenue

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

Operating Costs and Expenses

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate or we could determine to cease development of that product candidate altogether. For example, in its CRL for omburtamab, and in our Type A meeting held subsequent to receipt of the CRL, the FDA made recommendations for us to consider in terms of a potential trial design to demonstrate substantial evidence of effectiveness and a favorable benefit-risk profile, and we have subsequently determined to stop development of omburtamab.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, including stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. In January 2023, we announced a strategic restructuring plan designed to extend our cash resources and prioritize resources, and we are currently focused on the continued commercialization and potential label extension of DANYELZA and development of the SADA PRIT technology platform. In addition to deprioritizing development of omburtamab, which was ultimately stopped in November 2024 in connection with an amendment to our license agreement with MSK. We deprioritized further work related to the GD2-GD3 Vaccine and CD33 bispecific antibody constructs. Following the January 2023 restructuring, our research and development expenses decreased from historic averages. Our research and development expenses have decreased for the year ended December 31, 2024 when compared to the same period in 2023. We expect that the manufacturer of the DANYELZA drug substance will transition the manufacturing from its facility in Greenville, North Carolina, to a facility in Monza, Italy and that no DANYELZA drug product will be manufactured from the date manufacturing ceases in Greenville, North Carolina, estimated to be in the second half of 2026, until the new facility becomes FDA approved to produce and begin production of the DANYELZA drug product. We are expecting higher research and development expenses resulting from the FDA approval process at the new manufacturing facility in Monza, Italy, and may experience higher production costs and tariffs with respect to the planned transition.

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

When evaluating arrangements with intellectual property licensing, in determining performance obligations, we evaluate whether the license is distinct from the other performance obligations with the distributors based on the relevant facts and circumstances for each arrangement. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the distributor and the distributor is able to use and benefit from the license. For licenses that are bundled with other promises, we evaluate the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, we determine the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. In assessing whether a promised good or service is distinct in the licensing arrangement, we consider factors such as the research, manufacturing and commercialization capabilities of the licensing partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. When evaluating arrangements that include regulatory and commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The sales-based milestones and royalty payments are recognized when the milestone is achieved or the related sales occur.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. Research and development costs consist principally of compensation cost for our employees and consultants that perform our research activities, the costs to obtain and maintain our licenses, the payments to third-party CMOs and CROs for additional product manufacturing and development, and consumables and other materials used in research and development. We record accruals for estimated ongoing research costs. When evaluating the adequacy of accrued liabilities, we analyze progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Actual results could differ from our estimates. We are obligated to make certain milestone and royalty payments in accordance with the contractual terms of the MSK License, and SADA License Agreement based upon the resolution of certain contingencies. Failure by the Company to meet certain conditions under the arrangements could cause the related license to such licensed products to be canceled and could result in termination of the entire arrangement with MSK and MIT. In addition, the Company may terminate the SADA License Agreement with prior written notice. Certain of these milestone payments are due and payable with the passage of time whether or not the milestones have actually been met. We record the milestone and royalty payment when the achievement of the milestone (including the passage of time) or payment of the milestone or royalty is probable, and the amount of the payment is reasonably estimable.

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

Fair Value of Stock-Based Compensation

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

The fair value of restricted stock units is determined at the grant-date price of our common stock.

The fair value of performance-based restricted stock units, or “PRSUs”, is determined using a Monte-Carlo simulation model. The vesting of each tranche of the award depends on the fulfillment of both a service condition and the achievement of a stock price hurdle at the end of each tranche’s performance period, based on an average of the closing stock price over the 30 consecutive trading days immediately preceding each tranche’s vesting date. The stock price volatility is simulated using the Company’s historical volatility calculated from daily stock returns over a lookback term which equals the remaining service period from the grant date. The risk-free rate is determined using the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023, respectively:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(in thousands)
REVENUES
Net product revenue	$85,185	$84,319	$866	1%
License revenue	2,500	500	2,000	400%
Total revenues	87,685	84,819	2,866	3%
COST OF GOODS SOLD	15,001	11,366	3,635	32%
GROSS PROFIT	72,684	73,453	(769)	(1)%
OPERATING COSTS AND EXPENSES
License royalties	250	50	200	400%
Research and development	48,990	54,219	(5,229)	(10)%
Selling, general, and administrative	54,645	44,856	9,789	22%
Total operating costs and expenses	103,885	99,125	4,760	5%
Loss from operations	(31,201)	(25,672)	(5,529)	22%
OTHER INCOME, NET
Interest and other income	1,389	4,806	(3,417)	(71)%
LOSS BEFORE INCOME TAXES	(29,812)	(20,866)	(8,946)	43%
(Benefits)/provision for income taxes	(146)	561	(707)	(126)%
NET LOSS	$(29,666)	$(21,427)	$(8,239)	38%

Revenues

Net product revenue

Our net product revenue was generated from sales of DANYELZA and consists of the following:

	Year ended December 31,		Change
	2024	2023	Amount	Percent

	(in thousands)
Net product revenue by geographical location:
United States	$65,981	$67,814	$(1,833)	(3)%
International:
Western Europe	2,091	8,621	(6,530)	(76)%
Eastern Asia	7,456	5,503	1,953	35%
Latin America	4,716	1,481	3,235	218%
Western Asia	4,051	—	4,051	N/A
Other regions	890	900	(10)	(1)%
Total international	19,204	16,505	2,699	16%
Total net product revenue	$85,185	$84,319	$866	1%

Our net product revenue increased from $84.3 million to $85.2 million for the year ended December 31, 2024. Our net product revenue from international regions for the year ended December 31, 2024 increased by $2.7 million, or 16%. Our net product revenue in the United States for the year ended December 31, 2024 decreased by $1.8 million, representing a 3% decline primarily due to an unfavorable price mix and slightly decreased volume.

Net product revenue from Eastern Asia increased in the year ended December 31, 2024, where our distribution partner purchased inventory in 2024 to avoid potential supply disruption in advance of a planned post-marketing labeling change in 2025. We do not expect this volume of revenue to reoccur in 2025. Net product revenue from Eastern Asia in the year ended December 31, 2023 also included an initial commercial launch inventory stocking order for the commercial launch of DANYELZA in China during the year ended December 31, 2023. Our Latin America region experienced commercial launches in Brazil and Mexico and our net product revenue reflects an initial inventory stocking order for the region in the year ended December 31, 2024. Our Western Asia region experienced commercial launch in Turkey for the year ended December 31, 2024. Our distribution partner in Western Europe operates our named patient program in the region and the net product revenue for the year ended December 31, 2023 included the initial inventory stocking order in anticipation of the launch of the program, which did not recur in 2024. The decreased net product revenue from Western Europe was also driven by lower volume in connection with market competition in 2024.

We recognized royalty revenue from our distribution partners of $7.0 million and $4.5 million for the years ended December 31, 2024 and 2023, respectively.

License revenue

In November 2024, we recorded $2.0 million license revenue from Nobelpharma upon the execution of the distribution agreement in October 2024. We had license revenues of totaling $2.5 million for the year ended December 31, 2024, which included license revenue from our Latin America distribution partner, Adium, related to price approval for DANYELZA in Brazil from the Brazilian Medicines Market Regulation Chamber, and from Nobelpharma, as noted above.

We had license revenues of $0.5 million for the year ended December 31, 2023 from Adium, recognized upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico.

Cost of Goods Sold

Our cost of goods sold includes amounts related to materials, third-party contract manufacturing, third-party packaging services, freight, indirect labor costs, third-party royalties for approved products, and indirect overhead costs. Cost of goods sold was $15.0 million and $11.4 million for the years ended December 31, 2024 and 2023, respectively. Cost of goods sold included $0.6 million of inventory write-offs related to the product shelf-life expiration during the year ended December 31, 2024. This is our first inventory product shelf-life expiration since inception. We had $0.8 million of inventory write-offs in the years ended December 31, 2023, respectively.

Gross Profit

Gross profit was $72.7 million and $73.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease in gross profit was driven by the unfavorable price mix in connection with increased net product revenue from Eastern Asia, which generally have lower gross margins, as noted above.

We define gross margin as gross profit excluding license revenue, divided by net product revenue. Our gross margin was 82% and for the year ended December 31, 2024, compared to 87% for the year ended December 31, 2023. Our gross margin decreased in the year ended December 31, 2024 due to an unfavorable mix of increased revenue in our Eastern Asia region, which generally have lower gross margins.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. During 2024 and 2023, license royalties related to MSK’s share of licensing revenues. We incurred license royalty expense of $0.3 million during the year ended December 31, 2024 upon execution of the distribution agreement with Nobelpharma, as noted above, and the price approval from CMED in January 2024. We incurred license royalty expense of $0.1 million during the year ended December 31, 2023 upon the September 2023 achievement of marketing authorization for DANYELZA in Mexico under our sublicense agreement with Adium, noted above.

Research and Development

We do not record our research and development expenses on a program-by-program or on a product-by-product basis as they primarily relate to personnel, research, manufacturing, license fees and consumable costs, which are simultaneously deployed across multiple projects under development. These costs are included in the table below.

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent

	(in thousands)
Outsourced manufacturing	$11,142	$13,731	$(2,589)	(19)%
Clinical trials	10,042	6,934	3,108	45%
Outsourced research and supplies	368	949	(581)	(61)%
Milestones and license acquisition costs	(375)	4,125	(4,500)	(109)%
Personnel costs	15,322	14,043	1,279	9%
Professional and consulting fees	1,796	1,685	111	7%
Stock-based compensation	5,233	6,252	(1,019)	(16)%
Information technology expenses	2,420	2,442	(22)	—%
Other	3,042	4,058	(1,016)	(25)%
Total research and development	$48,990	$54,219	$(5,229)	(10)%

Research and development expenses were $49.0 million and $54.2 million for the year ended December 31, 2024 and 2023, respectively. The $5.2 million decrease in research and development expenses is primarily driven by the recognition of $4.1 million in milestones and license acquisition costs during the year ended December 31, 2023, as noted below, and a $2.6 million decrease in outsourced manufacturing, partially offset by a $3.1 million increase in clinical trials. We recognized $4.1 million in milestones and license acquisition costs related to our SADA License Agreement recognized in the year ended December 31, 2023, as we determined certain time-based clinical milestones within the agreement were probable based on the availability of necessary data and the assessment of clinical progress in 2023. Please refer details to NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The $3.1 million increase in clinical trials is primarily driven by our increased SADA PRIT program clinical trial activities in 2024. The $2.6 million decrease in outsourced manufacturing was due to increased production for SADA PRIT technology in 2023 in anticipation of the clinical trial activities in 2023 and 2024.

Selling, General, and Administrative

Selling, general, and administrative expenses were $54.6 million for the year ended December 31, 2024, as compared to $44.9 million for the year ended December 31, 2023. The $9.7 million increase in selling, general, and administrative expenses was partially attributable to a net impact of $3.8 million related to the legal settlements. Both settlements are described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The increase also includes a $1.2 million related to separation and consulting agreement with a former executive, and a $2.2 million increase in personnel cost inclusive of stock-based compensation.

Interest and Other Income

Interest and other income for the year ended December 31, 2024 was $1.4 million compared to $4.8 million for the year ended December 31, 2023. Our interest and other income decreased by $3.4 million primarily due to a $2.6 million decrease in foreign currency transactional gains, and a $0.7 million decrease in interest earned on our cash and cash equivalents.

(Benefits)/Provision for Income Taxes

Benefits for income taxes was $0.1 million and provision for income taxes expense was $0.6 million for the year ended December 31, 2024 and 2023, respectively. The increase in benefit for income taxes was primarily driven by increased loss before income taxes for the year ended December 31, 2024.

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

As of December 31, 2024 and 2023, we had cash and cash equivalents of $67.2 million and $78.6 million, respectively. We estimated that our cash and cash equivalents are anticipated to be sufficient to fund operations as currently planned into 2027. This estimate is based on our current business plan, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities. We cannot provide any assurance that we will be able to obtain additional capital from additional equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,		Change
	2024	2023	Amount	Percent

	(in thousands)
Net cash used in operating activities	$(15,714)	$(27,232)	$11,518	(42)%
Net cash used by investing activities	—	—	—	N/A
Net cash provided by financing activities	4,311	100	4,211	4,211%
Effect of exchange rates on cash and cash equivalents	—	7	(7)	N/A
Net decrease in cash and cash equivalents	$(11,403)	$(27,125)	$15,722	(58)%

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $15.7 million for the year ended December 31, 2024, as compared to net cash used in operating activities of $27.2 million for the year ended December 31, 2023. The $11.5 million decrease in cash used in operating activities due to a decrease in cash used for working capital of $16.1 million, partially offset by a $4.6 million increase in cash used to fund our net loss in 2024, which is a net of $3.7 million related to the change in non-cash items. The decrease in cash used for working capital of $16.1 million was primarily driven by an $12.2 million increase in accounts receivable collections, and a $6.1 million decrease in cash payments related to accounts payable and accrued liabilities, partially offset by $2.9 million of increased spending on inventories in connection with the preparation for the anticipated DANYELZA drug product manufacturing facility transition.

Net Cash Used in Investing Activities

We did not generate or use cash for investing activities during the years ended December 31, 2024 and 2023, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.3 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively, and consisted of proceeds from the exercise of stock options in both years.

Future Funding Requirements

Our cash and cash equivalents were $67.2 million as of December 31, 2024. We estimate that our cash and cash equivalents are anticipated to be sufficient to fund operations as currently planned into 2027. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

We plan to advance the development of our pipeline programs, initiate new research and pre-clinical development efforts, seek marketing approval for any additional product candidates and indications that we successfully develop, and promote commercialization of approved products. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. We cannot provide any assurance that we will be able to obtain additional capital from any new equity or debt financing, collaborations, licensing arrangements, or other sources. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or commercialization efforts. Our future capital requirements will depend on many factors, including:

●	the scope, progress, timing, costs and results of clinical trials for further developing DANYELZA, and conducting pre-clinical studies and clinical trials for our SADA constructs;
●	research and pre-clinical development efforts for any future product candidates that we may develop;
●	our ability to enter into and the terms and timing of any collaborations, licensing agreements, distribution agreements or other arrangements;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or other agreements;
●	the number of future product candidates that we may pursue and their development requirements;
●	the outcome, timing and costs of seeking regulatory approvals;
●	the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
●	the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals;
●	proceeds received, if any, from monetization of any future PRVs;
●	our headcount and associated costs as we focus our research and development efforts on additional indications for DANYELZA and our SADA PRIT technology and expand our commercial infrastructure;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
●	the costs of operating as a public company.

We may never generate the necessary data or results required to obtain additional marketing approval and achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. We expect to finance our cash needs potentially through a combination of securities offerings, debt financing, collaborations, strategic alliances and licensing or other arrangements, or a combination thereof. Further, adequate additional financing may not be available to us on acceptable terms, required timing, or at all.

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

Additional contractual obligations as of December 31, 2024 are related to payments of operating leases for our office spaces at our office in New York, New York, a laboratory space located in Nutley, New Jersey, and an office space in Hørsholm, Denmark. We entered into a lease agreement for our headquarters in Princeton, New Jersey with expected lease commencement date in 2025. Our obligations and commitments are disclosed in the contractual obligations table below:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	1 to 3 Years

Operating Lease Commitments	$1,883	$942	$941
Total	$1,883	$942	$941

In addition, we enter into contracts in the normal course of business with CROs, CMOs, clinical sites and other third parties for clinical trials, pre-clinical research studies and testing, professional consultants for expert advice and other vendors for clinical supply, manufacturing and other services. We do not consider these contracts to be contractual obligations, as they provide for termination upon prior notice, and, therefore, are cancelable contracts and do not include any minimum purchase commitments. Payments due upon cancellation of these contracts consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

As further described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS of our enclosed consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, under various licensing and related agreements with third parties, we have agreed to make milestone and royalty payments to third parties.

Research and development is inherently uncertain and, should such research and development fail, the MSK License Agreement and SADA License Agreement are cancelable at our option. We have also considered the development risk and each party’s termination rights under the three license agreements when considering whether any contingent payments, certain of which also contain time-based payment requirements, were probable. In addition, to the extent we enter into sublicense arrangements, we are obligated to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, for which the percentage varies based upon the nature of the clinical or development milestone. To date, we have not entered into any sublicenses related to the CD33 License or the SADA License. We have entered into sublicenses and distribution agreements with Swixx for the Eastern Europe region in 2020, SciClone for the Eastern Asia region in 2020, Takeda for Israel in 2020, Adium for the Latin America region in 2021, WEP for the Western Europe region in 2022, INPHARMUS for Turkey in 2024 and Nobelpharma for Japan in 2024, as allowed under the MSK License. Our failure to meet certain conditions under such arrangements could cause the related license to such licensed product to be canceled and could result in termination of the entire respective arrangement with MSK. In addition, we may terminate the MSK License, the CD33 License, or the SADA License with prior written notice to MSK.

Known Trends, Geopolitical Events and Uncertainties

We face various worldwide health care changes that may continue to result in pricing pressures, including health care cost containment and government legislation. Inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs have and may continue to adversely affect our operating results. We may also experience potential cost increases, supply delays or issues with collaborators or clinical trials in other countries due to current and potential sanctions under the current U.S. administration.

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

Y-MABS THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Y-mAbs Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Y-mAbs Therapeutics, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of net loss and comprehensive loss, of changes in stockholders’ equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – United States (U.S.) Product Revenue

As described in Notes 3 and 4 to the consolidated financial statements, product revenue is generated from sales of DANYELZA, which are recognized as revenue at the point in time when the customer is deemed to have obtained control of the product, which occurs upon receipt at the end-user hospital in the U.S. Product sales are primarily recognized through the Company's arrangements with three national U.S. specialty distributors. The Company’s consolidated net product revenue was $85.2 million for the year ended December 31, 2024, of which $66.0 million is generated from the U.S.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to U.S. revenue recognition. These procedures also included, among others, (i) testing management’s reconciliation of gross revenue recognized from product sales to third-party information; (ii) evaluating the gross revenue recognized on a sample basis by obtaining and inspecting source documents, including the customer arrangements, purchase orders, invoices, proof of delivery, and cash receipts from customers; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining cash receipts from customers.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 4, 2025

We have served as the Company's auditor since 2017.

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,234	$78,637
Accounts receivable, net	19,688	22,454
Inventories	7,214	5,065
Other current assets	4,373	4,955
Total current assets	98,509	111,111
Property and equipment, net	42	224
Operating lease right-of-use assets	817	1,412
Intangible assets, net	2,276	2,631
Other assets	488	543
Inventories, long-term	17,772	11,948
TOTAL ASSETS	$119,904	$127,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$6,662	$6,060
Accrued liabilities	16,406	13,166
Operating lease liabilities, current portion	630	902
Total current liabilities	23,698	20,128
Accrued milestones	3,200	5,375
Operating lease liabilities, long-term portion	190	517
Other liabilities	812	864
TOTAL LIABILITIES	27,900	26,884
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at December 31, 2024 and December 31, 2023; 44,988,313 and 43,672,112 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	576,872	558,002
Accumulated other comprehensive income	2,264	449
Accumulated deficit	(487,136)	(457,470)
TOTAL STOCKHOLDERS’ EQUITY	92,004	100,985
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,904	$127,869

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023

REVENUES
Net product revenue	$85,185	$84,319
License revenue	2,500	500
Total revenues	87,685	84,819
COST OF GOODS SOLD	15,001	11,366
GROSS PROFIT	72,684	73,453
OPERATING COSTS AND EXPENSES
License royalties	250	50
Research and development	48,990	54,219
Selling, general, and administrative	54,645	44,856
Total operating costs and expenses	103,885	99,125
Loss from operations	(31,201)	(25,672)
OTHER INCOME, NET
Interest and other income	1,389	4,806
LOSS BEFORE INCOME TAXES	(29,812)	(20,866)
(Benefits)/provision for income taxes	(146)	561
NET LOSS	$(29,666)	$(21,427)
Other comprehensive income/(loss)
Foreign currency translation	1,815	(882)
COMPREHENSIVE LOSS	$(27,851)	$(22,309)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(0.49)
Weighted average common shares outstanding, basic and diluted	44,328,962	43,645,388

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2022	43,670,109	$4	$543,929	$1,331	$(436,043)	$109,221
Exercise of stock options	50,000	—	100	—	—	100
Retirement of treasury shares	(58,763)	—	(480)	—	—	(480)
Stock-based compensation expense	10,766	—	14,453	—	—	14,453
Foreign currency translation	—	—	—	(882)	—	(882)
Net loss	—	—	—	—	(21,427)	(21,427)
Balance December 31, 2023	43,672,112	$4	$558,002	$449	$(457,470)	$100,985
Exercise of stock options	1,188,304	—	4,311	—	—	4,311
Stock-based compensation expense	127,897	—	14,559	—	—	14,559
Foreign currency translation	—	—	—	1,815	—	1,815
Net loss	—	—	—	—	(29,666)	(29,666)
Balance December 31, 2024	44,988,313	$4	$576,872	$2,264	$(487,136)	$92,004

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,666)	$(21,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	735
Stock-based compensation	14,559	14,453
Foreign currency and other transactions	1,987	(1,259)
Provision for bad debt	520	—
Changes in assets and liabilities:
Accounts receivable, net	2,246	(9,923)
Inventories	(2,149)	1,637
Other current assets	582	17
Inventories, long-term	(5,824)	(6,667)
Other assets	55	(145)
Accounts payable	(1,385)	(6,856)
Accrued liabilities and other	2,826	2,203
NET CASH USED IN OPERATING ACTIVITIES	(15,714)	(27,232)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	4,311	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,311	100
Effect of exchange rates on cash and cash equivalents	—	7
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,403)	(27,125)
Cash and cash equivalents at the beginning of period	78,637	105,762
Cash and cash equivalents at the end of period	$67,234	$78,637

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$713	$367

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$320	$636
Acquisition of treasury shares upon repayment of secured promissory note	$—	$480

The accompanying notes are an integral part of the consolidated financial statements.

Y-MABS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel radioimmunotherapy, and antibody-based therapeutic products for the treatment of cancer. Y-mAbs is leveraging the Company’s proprietary radioimmunotherapy and the antibody platforms, and the Company’s deep expertise in the field of radioimmunotherapy and antibodies to develop a broad portfolio of innovative medicines largely in the space of pre-targeted radio-isotope labeled therapeutics.

The Company is headquartered in New Jersey and was incorporated on April 30, 2015 under the laws of the State of Delaware.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit of $487,136,000 as of December 31, 2024 and $457,470,000 as of December 31, 2023. Through December 31, 2024, the Company has funded the operations primarily through proceeds from sales of shares of the Company’s common stock, including the initial public offering in September 2018 and the Company’s subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

The Company had cash and cash equivalents of $67,234,000 and $78,637,000 as of December 31, 2024 and 2023, respectively. As of the issuance date of the consolidated financial statements for the year ended December 31, 2024, the Company expects that the cash and cash equivalents at December 31, 2024 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements as currently planned through at least the next 12 months from the issuance of such financial statements.

The Company may raise additional capital to fund future operations through the sale of the Company’s securities, incurring debt, entering into licensing or collaboration agreements with partners, grants or other sources of financing. These potential financing sources are in addition to the successful commercialization of DANYELZA and our product candidates, for which the Company may obtain regulatory approval and marketing authorization. The Company’s commercialization strategy includes working with distributors and may include working with a collaborator. Sufficient funds may not be available to the Company on attractive terms or at all when needed from equity, debt or other financing. If the Company is unable to obtain additional financing from these or other sources when needed, it will likely be necessary to take other actions to enhance the Company’s liquidity position which may include significantly reducing the rate of spending through delaying or scaling back operations or suspending certain research and development programs and other operational programs in addition to other measures.

The accompanying consolidated financial statements reflect the accounts of the Company and the Company’s wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, net product revenues, the accrual for research and development expenses, the accrual of milestone and royalty payments, the valuation of stock options, restricted stock units, performance restricted stock units and asset impairments. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

The Company has not experienced any write-offs related to customer accounts receivables and has not reversed any allowances during the years ended December 31, 2024 and 2023. The Company recognized a $520,000 allowance for credit loss in the year ended December 31, 2024. There is no allowance for doubtful accounts in the year ended December 31, 2023.

Concentration of Credit Risk

The Company’s product sales are made through arrangements primarily with three national U.S. specialty distributors. As of December 31, 2024, the net accounts receivable balances from such distributors totaled 73% of the Company’s outstanding accounts receivable. See Note 4 – Net Product Revenue, for details of product sales to certain customers that accounted for more than 10% of total net product revenue. The remainder of the Company’s accounts receivable as of December 31, 2024 represented balances from international distribution partners. The Company has contractual payment terms with each customer and monitors their financial performance, historical payment terms and credit worthiness to timely assess and respond to any changes in their credit profile.

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

The Company performs an assessment of the recoverability of capitalized inventories during each reporting period, and writes down any excess and obsolete inventories to their estimated realizable value in the period in which the write-off occurs. Such write-off, should they occur, are recorded within cost of goods sold. The determination of whether inventory costs will be realizable requires estimates by management. The Company had inventory write-offs totaling $578,000 and $831,000 in the years ended December 31, 2024 and 2023, respectively, which were each recorded in cost of goods sold on the Consolidated Statements of Net Loss and Comprehensive Loss.

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

The following tables present the Company’s fair value hierarchy for cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$64,120	$—	$64,120
Total	$—	$64,120	$—	$64,120

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$75,501	$—	$75,501
Total	$—	$75,501	$—	$75,501

During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

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

Net product revenue

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

In December 2022, the Company announced a distribution agreement with WEP Clinical Ltd., or WEP, in connection with an early access program for DANYELZA in Europe. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement. The Company recognizes revenue when WEP obtains control of the product upon delivery. The Company invoices WEP based on the terms of the distribution agreement, where a portion is billed upon shipment of product and the unbilled portion is billed at a later date based on terms of the distribution agreement. The Company has an unconditional right to the unbilled portion of the receivable and the Company estimates that the receivable will be collected within one year and therefore has recorded the balance at December 31, 2024, within accounts receivable on the Consolidated Balance Sheets. The unbilled accounts receivable from WEP was immaterial as of December 31, 2024.

In May 2024, the Company entered into an exclusive named patient program license and distribution agreement with INPHARMUS İLAÇ SANAYİ TİCARET ANONİM ŞİRKETİ, or INPHARMUS, formerly TRPharm for the distribution of DANYELZA in Turkey. There are no regulatory or sales-based milestone payments or royalties under this distribution agreement. In January 2025 the Company entered into an amendment with INPHARMUS to expand the defined territories in the agreement to include certain countries in the Persian Gulf.

License revenue

The Company’s license agreements include regulatory-based milestone payments and sales-based milestone payments, in addition to royalties. The Company determines whether the achievement of each regulatory-based milestone is constrained as they are contingent upon regulatory approvals, which are not within the control of the Company and therefore not deemed probable until the regulatory approval is obtained. The Company expects that the sales-based milestones and royalty payments will be recognized when the milestone is achieved or the related sales occur. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur, the Company assesses whether this resolves the constraint and it is appropriate to recognize revenue.

In December 2020, the Company entered into a development and commercialization arrangement with SciClone Pharmaceuticals International Ltd., or SciClone, for certain indications of DANYELZA and omburtamab for Greater China, including Mainland China, Taiwan, Hong Kong and Macau. Based on the terms of the agreement, the Company may receive regulatory-based milestone payments up to $40,000,000, of which $15,000,000 has already been recognized and received in December 2022 for the conditional approval of DANYELZA in China, and sales-based milestone payments up to $60,000,000 and is entitled to royalties based upon the net sales generated by SciClone related to the product indications in the territory. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when each milestone is achieved. In December 2024, the Company entered into the first amendment to the development and commercialization agreement with SciClone, which provides for a reduced royalty rate for future qualified sale made by SciClone. The amendment did not have material impact on consolidated financial statements as of December 31, 2024.

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

In December 2020, the Company entered into a distribution agreement for DANYELZA and omburtamab with Swixx BioPharma AG for the Eastern European territories Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Hungary, Latvia, Lithuania, Poland, Romania, Russia, Serbia, Slovakia and Slovenia. In February 2025, the Company entered into an amended agreement with Swixx to remove Russia from its covered territories. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement.

In May 2021, the Company entered into an exclusive distribution agreement with Adium Pharma S.A. (“Adium”) for Adium to be the exclusive distributor in Latin America of DANYELZA. Under the terms of the agreement, the Company may receive regulatory-based milestone payments up to $3,000,000, of which $1,000,000 was received in April 2022 upon the submission of the updated FDA BLA dossier for DANYELZA. In addition, the Company is entitled to royalties based upon DANYELZA net sales generated by Adium in Latin America. The agreement with Adium does not contain a regulatory-based milestone related to the Brazilian Health Regulatory Agency’s approval for marketing authorization, which was granted during the three months ended June 30, 2023. During the year ended December 31, 2023, the Company recognized $500,000 in regulatory-based license revenue from Adium pursuant to the distribution agreement in connection with the September 2023 achievement of marketing authorization for DANYELZA in Mexico. In January 2024, the Company accepted the price approval for the first product in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED, and received $500,000 regulatory-based payment from Adium. The Company expects that the sales-based milestones and royalty payments will be recognized when and if the milestones are achieved or the related sales occur.

In May 2024, the Company entered into an exclusive named patient program license and distribution agreement with INPHARMUS İLAÇ SANAYİ TİCARET ANONİM ŞİRKETİ, or INPHARMUS, formerly TRPharm for the distribution of DANYELZA in Turkey. There are no regulatory or sales-based milestone payments or royalties under this distribution agreement. In January 2025 the Company entered into an amendment with INPHARMUS to expand the defined territories in the agreement to include certain countries in the Persian Gulf. There are no regulatory-based or sales-based milestone payments or royalty arrangements under this distribution agreement.

In October 2024, the Company entered into a license agreement with Nobelpharma Co., Ltd., or Nobelpharma, for DANYELZA within Japan. As part of the agreement, the Company received a non-refundable one-time payment of $2,000,000 upon execution of the agreement in November 2024. The Company considered the license to be distinct from other promises within the arrangement based on the rights and know-how transferred and anticipated lack of significant involvement required from the joint steering committee. Accordingly, the full transaction price of $2,000,000 was recognized upon transferring of the license and know-how to Nobelpharma. Further, the Company is entitled to receive up to $31,000,000 in regulatory-based and sales-based milestone payments in addition to royalty payments on commercial sales of DANYELZA, if successfully approved and commercialized in Japan. The Company expects that the remaining regulatory-based and sales-based milestones will be recognized when each milestone is achieved. The Company also considered that the pricing terms for the cost-plus manufacturing and supply terms, included within the arrangement, did not represent a material right to Nobelpharma at inception as the terms reflected stand-alone selling price for similar goods or services.

Segment Information

As of December 31, 2024, the Company has managed the business as one reportable segment, which is engaged solely in operations related to the discovery, development, distribution and commercialization of novel antibody-based therapeutic products for the treatment of cancer. The majority of the Company’s revenue were generated in the United States, with additional revenue from Western Europe, Latin America and other parts of the world. The Company has multiple customers with more than 10% net product revenue for the years ended December 31, 2024 and 2023, respectively. Refer to Note 4 – Net Product Revenue for details. The Company’s chief operating decision maker is the Chief Executive Officer.

The accounting policies of the segment are the same as those described in Note 3 – Summary of Significant Accounting Policies. The chief operating decision maker assesses performance for the Company based on consolidated net income/(loss). The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

In addition to the significant expense categories included within consolidated net income/(loss) presented on the Company’s Consolidated Statements of Net Loss and Comprehensive Loss, see below for disaggregated amounts that comprise research and development expenses:

	December 31,
	2024	2023

Outsourced manufacturing	$11,142	$13,731
Clinical trials	10,042	6,934
Outsourced research and supplies	368	949
Milestones and license acquisition costs	(375)	4,125
Personnel costs	15,322	14,043
Professional and consulting fees	1,796	1,685
Stock-based compensation	5,233	6,252
Information technology expenses	2,420	2,442
Other	3,042	4,058
Total research and development	$48,990	$54,219

The chief operating decision maker uses consolidated net income/(loss) to evaluate the profitability generated from segment assets in deciding whether to reinvest in DANYELZA or into other parts of the entity, such as other product candidates.

Consolidated net income/(loss) is used to monitor the budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of the segment and in establishing management compensation.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Furniture and fixtures	5 years
Machinery and equipment	5 years
Leasehold improvements	Shorter of life of lease or 15 years

Depreciation expense on property and equipment was $180,000 and $386,000 for the years ended December 31, 2024 and 2023, respectively.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews the recorded values of long-lived assets for impairment whenever events or changes in business circumstance indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an indicator of impairment exists, the Company compares the projected undiscounted cash flows generated by the asset to the long-lived assets carrying amount. If the projected undiscounted cash flows of the long-lived assets are less than the carrying amount, the long-lived assets are written down to the fair value of in the period in which the impairment occurs.

The Company did not have impairment of long-lived assets for the years ended December 31, 2024 and 2023, respectively.

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

In accordance with guidance issued by Financial Accounting Standards Board (“FASB”), companies should make and disclose a policy election as to whether they will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low-Taxed Income (“GILTI”) or whether they will account for GILTI as period costs if and when incurred. The Company has elected to recognize the resulting tax with respect to the GILTI provision as a period cost. No costs were incurred by the Company through December 31, 2024 as a result of GILTI.

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

Selling, General and Administrative

The Company expenses selling, general, and administrative costs as incurred. Selling, general and administrative costs consist primarily of salaries, bonus, benefits, and stock-based compensation expenses for personnel in executive, commercial, finance and administrative functions. Other significant costs include costs of commercialization of DANYELZA, costs of legal matters and insurance. Advertising and promotion costs are included in selling, general, and administrative expenses and were immaterial in the years ended December 31, 2024 and 2023, respectively. Advertising and product promotion costs are expensed as incurred.

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

The fair value of each stock option grant is estimated on the grant date using the Black Scholes option pricing model. The Company’s public trading commenced in September 2018, and, as a result, there is limited available historical volatility experience. Therefore, the Company estimates expected stock volatility based on the weighting of the Company’s historical volatility with the historical volatility of a group of publicly traded peer companies, and the Company expects to continue to do so until there is adequate historical data regarding the volatility of the Company’s traded stock prices. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards as the Company has limited historical data to support the expected term assumption. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future. The exercise price of options granted under the plans must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed 10 years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the Company’s outstanding stock, the term must not exceed five years, and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. Options granted under the 2018 Plan vest according to the schedule, which generally ranges from one to four years, specified in the grant agreements, and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

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

Foreign Currency

The consolidated financial statements of the Company’s international subsidiary with a functional currency other than the U.S. dollar is translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and average exchange rates during the period for operating results. Translation gains and losses are included in Accumulated Other Comprehensive Income/(Loss) in the Consolidated Statement of Net Loss and Comprehensive Loss. The Company recognized foreign currency translation gains of $1,815,000 and foreign currency translation losses of $882,000 for the years ended December 31, 2024 and 2023, respectively. Foreign currency transaction gains and losses are included in interest and other income/(loss), net, in the consolidated statements of net loss and comprehensive loss. The Company recorded a foreign currency transaction loss of $2,041,000 and a foreign currency transaction gain of $524,000 for the years ended December 31, 2024, and 2023, respectively.

Earnings Per Share

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, and are adopted by the Company as of the specific effective date. The Company adopted ASU 2023-07, Segment reporting (Topic 280), effective January 1, 2024. ASU 2023-07 addresses improvement of reportable segment disclosure requirements. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. ASU 2024-03 is required to be adopted by the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is evaluating the impact of this update on the Company's future disclosures.

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

NOTE 4—NET PRODUCT REVENUE

The Company’s net product revenue was generated from sales of DANYELZA and consists of the following (in thousands):

	Year ended December 31,
	2024	2023

Net product revenue by geographical location:
United States	$65,981	$67,814
International:
Western Europe	2,091	8,621
Eastern Asia	7,456	5,503
Latin America	4,716	1,481
Western Asia	4,051	—
Other regions	890	900
Total international	19,204	16,505
Total net product revenue	$85,185	$84,319

The Company recognized royalty revenue from the distribution partners of $7,018,000 and $4,453,000 in the years ended December 31, 2024 and 2023, respectively.

Product sales to certain distribution partners that accounted for more than 10% of total net product revenue for the years ended December 31, 2024 and 2023 consists of the following:

	Year ended December 31,
	2024	2023

McKesson	41%	46%
Cardinal Health	20	13
Cencora	16	22
WEP	2	10

Revenue from product sales is recorded as net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of December 31, 2024, the Company had recorded accounts receivable allowances of approximately $626,000 and accrued liabilities of $1,759,000 related to product sales. As of December 31, 2023, the Company had recorded accounts receivable allowances of approximately $492,000 and accrued liabilities of $2,309,000 related to product sales.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in thousands):

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

Balance December 31, 2023	$41	$2,694	$66	$2,801
Current provisions relating to sales in current year	403	12,791	128	13,322
Payments/credits received in current year	(356)	(12,457)	(97)	(12,910)
Change in estimate related to sales in the prior year	—	(828)	—	(828)
Balance December 31, 2024	$88	$2,200	$97	$2,385

During the year ended December 31, 2024, the Company recorded a change in estimate related to assessed Medicaid claims data experience and reserves for historical earned periods. The change in estimate resulted in a benefit of $828,000 for the year ended December 31, 2024.

NOTE 5—NET LOSS PER SHARE

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Year ended December 31,
	2024	2023

Net loss (numerator)	$(29,666)	$(21,427)
Weighted-average shares (denominator), basic and diluted	44,329	43,645
Basic and diluted net loss per share	$(0.67)	$(0.49)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted share units outstanding totaled 10,575,661 shares and 9,658,737 shares as of December 31, 2024 and 2023, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2024	December 31, 2023

Raw Material	$150	$—
Work In Progress	22,560	14,021
Finished Goods	2,276	2,992
Total Inventories	$24,986	$17,013

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	December 31, 2024	December 31, 2023

CURRENT ASSETS
Inventories	$7,214	$5,065
Total recorded in Current Assets	7,214	5,065

NONCURRENT ASSETS
Inventories, long-term	17,772	11,948
Total recorded in Noncurrent Assets	17,772	11,948
Total Inventories	$24,986	$17,013

As of December 31, 2024 and 2023, the Company has classified $17,772,000 and $11,948,000, respectively, of raw materials and work in progress inventories as noncurrent assets based on the Company’s current demand schedule and expectation that such inventories will be utilized after one year from the balance sheet date. Changes in noncurrent assets are reflected on the Consolidated Statements of Cash Flows within the caption of inventories, long-term.

NOTE 7— INTANGIBLE ASSETS, NET

The Company’s intangible assets, net related to capitalized milestone payments made following FDA and other regulatory approvals, and commercialization of DANYELZA. The Company’s intangible assets, net as of December 31, 2024 and December 31, 2023 are as follows (in thousands).

	December 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
DANYELZA	$3,300	$1,024	$2,276	$3,300	$669	$2,631

In October 2024, following the approval of Patent Term Extension, the patent for DANYELZA was extended to February 2034. Intangible assets are now being amortized on a straight-line based over a remaining useful life of approximately 9.4 years. Amortization expenses were $355,000 for the years ended December 31, 2024 and 2023. Annual amortization expense is expected to be $248,000 each year for the five-year period from 2025 to 2029, and $1,036,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31,	December 31,
	2024	2023

Accrued licensing, milestone and royalty payments	$5,016	$3,452
Accrued clinical costs	1,386	597
Accrued compensation and board fees	4,444	3,858
Accrued manufacturing costs	1,528	2,531
Accrued sales reserves	1,759	2,309
Accrued business realignment and restructuring expense	1,447	—
Other	826	419
Total	$16,406	$13,166

NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS

The Company has entered into three license agreements and certain other agreements with Memorial Sloan Kettering Cancer Center (“MSK”). The license agreements include the MSK License Agreement, dated August 20, 2015, between the Company and MSK (the “MSK License”), the CD33 License Agreement, dated November 13, 2017, between the Company and MSK (the “CD33 License”), and the amendment to the MSK License Agreement, dated November 8, 2024, between the Company and MSK (the “Amendment to MSK License”). Through the Settlement and Assumption and Assignment of the MSK License and Y-mAbs Sublicense Agreement, dated December 2, 2019, among MabVax Therapeutics Holdings, Inc. and MabVax Therapeutics, Inc., (together “MabVax"), the Company and MSK (the “SAAA”), the Company has established a direct license with MSK relating to the GD2-GD3 Vaccine, which was originally sublicensed by the Company in 2018 from MabVax.

In addition, the Company entered into a license agreement, dated April 15, 2020, with MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License Agreement, Amendment to MSK License Agreement and SADA License Agreement, collectively. In connection with restructuring in 2023, activities relating to the GD2-GD3 Vaccine and CD33 antibody constructs were deprioritized. The Company has incurred immaterial expenses and liabilities for the two programs as of and for the years ended December 31, 2024 and 2023.

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

On November 8, 2024, the Company entered into an amendment with MSK where the Company has agreed to return the licensed patent rights related to omburtamab, and related drug substance inventory and regulatory work products to MSK in order to facilitate the continued development of the project under MSK’s control and expense. The Company has decided to stop developing a pharmaceutical product comprising the antibody omburtamab, 131O-omburtamab and 177Lu-omburtamab-DTPA. The amendment of the MSK License also resulted in a $900,000 reduction of total potential milestone payments, of which $375,000 were accrued as of December 31, 2023. The accrued liabilities were reversed through research and development expense in the year ended December 31, 2024.

To the extent the Company enters into sublicense arrangements, the Company is required to pay to MSK a percentage of certain payments that the Company receives from sublicensees of the rights licensed to the Company by MSK, which percentage will be based upon the date the Company receives such payments or the achievement of certain clinical milestones. The Company has entered into sublicenses and distribution agreements related to DANYELZA under the MSK License with Takeda Israel, Swixx and SciClone in 2020, with Adium in 2021, WEP in 2022, INPHARMUS and Nobelpharma. in 2024.

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

SADA License

Pursuant to the SADA License Agreement, the Company was granted an exclusive worldwide, sublicensable license to MSK’s and MIT’s rights to certain patent and intellectual property to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses in the field of cancer diagnostics and cancer treatments using the Self-Assembly DisAssembly Pretargeted RadioImmuno Therapy, or SADA PRIT, technology platform.

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

The Company did not recognize any expenses related to milestones under the SADA License Agreement during the year ended December 31, 2024. The Company made a payment of $1,000,000 in the year ended December 31, 2024 as required under the terms and conditions of the agreement.

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

Summary of Significant License Agreements and Related Commitments

The below table represents the maximum clinical, regulatory or sales-based milestones as reflected within the significant license agreements, certain of which have been paid in prior periods or are accrued as presented in the table below (in thousands):

	Maximum	Maximum	Maximum
	Clinical	Regulatory	Sales-based
Agreements	Milestones	Milestones	Milestones
MSK	$ 2,450	$ 8,100	$ 20,000
SADA	4,730	18,125	23,750

The below table represents all obligations pertaining to the significant license agreements that have been paid, expensed or accrued as of and for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Cash paid	Cash paid	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	twelve	twelve	twelve	twelve	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	current	non-current	current	non-current
	ended	ended	ended	ended	as of	as of	as of	as of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Agreements	2024	2023	2024	2023	2024	2024	2023	2023
MSK	$5,264	$6,027	$5,653	$5,158	$3,291	$1,500	$2,452	$1,950
SADA	1,000	605	—	4,125	1,425	1,700	1,000	3,125

Minimum royalties and certain clinical, regulatory and sales milestones that become due based upon the passage of time under the MSK License Agreement, and the SADA License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of December 31, 2024 and December 31, 2023.

Research and development is inherently uncertain and should such research and development fail, the MSK License Agreement and the SADA License Agreement are cancelable at the Company’s option. The Company will also consider the development risk and each party’s termination rights under the respective agreement when considering whether any clinical or regulatory-based milestone payments, certain of which also contain time-based payment requirements, are probable. The Company records milestones in the period in which the contingent liability is probable and the amount is reasonably estimable.

Contractual Agreements with Former Chief Financial Officer

On July 16, 2024, the Company entered into a separation agreement with the Company’s former Chief Financial Officer and a consultancy agreement with Investeringsselskabet GH ApS, pursuant to which the Company’s former Chief Financial Officer is providing consulting services to the Company. The terms of the separation agreement resulted in modifications to the vesting and expiration terms of the individual’s outstanding equity awards, which resulted in a non-cash stock-based compensation expense of $718,000 recorded within selling, general, and administrative on the Consolidated Statements of Net Loss and Comprehensive Loss for the year ended December 31, 2024 as there is no longer a service condition related to such awards. Under the terms of the consultancy agreement, which commenced on August 1, 2024, the Company is obligated to pay approximately $520,000 over a one-year period starting from the commencement of the agreement. The Company recognized the expenses related to the consultancy agreement within selling, general, and administrative on the Consolidated Statements of Net Loss and Comprehensive Loss for the year ended December 31, 2024 as the Company does not expect any substantive service to be performed under the consultancy agreement.

Lease Agreements

In September 2024, the Company entered into a lease agreement for office space in Princeton, New Jersey to which the Company plans to transition the Company’s headquarters location in the first half of 2025. The term of the lease is for ten years and nine months from the date the Company begins to occupy the premises, whereby the first nine months are rent free. Fixed rent payable under the lease ranges from approximately $362,000 in the first year after the free rent period concludes to $411,000 in the last year of the lease, with annual escalation. Rent is payable in equal monthly installments ranging from approximately $30,000 to $34,000 for each respective year. Pursuant to the lease agreement, the Company has two options to extend the lease for an additional five-year period per each option. At lease inception, the Company concluded the renewal option was not reasonably certain of being exercised. The Company has the option to terminate the lease before its expiration under limited circumstances. The lease agreement did not result in any financial impact for the year ended December 31, 2024 as the leased space has not been made available for use; therefore, the commencement date had not occurred as of December 31, 2024. As part of the lease agreement, the Company was offered temporary office space for free before the lease commences.

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

In January 2018, the Company entered into a lease agreement in connection with the Company’s former corporate headquarters in New York. The term of the lease was six years from the date the Company began to occupy the premises and the lease was to expire in April 2024. In August 2023, the Company entered into a lease amendment to extend the term to April 2025. Fixed rent payable under the lease is approximately $408,000 per annum and is payable in equal monthly installments of approximately $34,000.

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

Operating lease expenses for the years ended December 31, 2024 and 2023, respectively, were as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease expenses by type of expense
Research and development	$620	$780
Selling, general and administrative	362	253
Total operating lease expenses	$982	$1,033

Cash paid for amounts included in the measurement of lease liabilities was $989,000 and $1,057,000 for the years ended December 31, 2024 and 2023, respectively, and were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of December 31, 2024 and 2023, respectively, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Years ending December 31,
2024	—	996
2025	670	526
2026	187	—
2027	16	—
Total lease payments	873	1,522
Less: Imputed interest	(53)	(103)
Total operating lease liabilities as of period end	$820	$1,419

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates the incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2024, the weighted average remaining lease term is 1.39 years and the weighted average discount rate used to determine the operating lease liability is 8.5%. As of December 31, 2023, the weighted average remaining lease term was 1.61 years and the weighted average discount rate used to determine the operating lease liability was 8.3%.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company was named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The lawsuit asserted claims against Mr. Thomas Gad, the Company’s Chief Business Officer, and Vice Chairman of the Company’s board of directors, and sought to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss based on the record at the time. The parties have since completed documentary discovery and depositions. On February 1, 2024, both the Plaintiff and Mr. Gad filed their respective motions for summary judgment. On August 5, 2024 the Court denied Plaintiff’s motion for summary judgement, granted Mr. Gad’s motion for summary judgement and terminated the case. On August 26, 2024, Plaintiff filed a notice of appeal. The Company shall participate in the remaining appeal as a nominal party only, as it did in the underlying action and mediation. Plaintiff/Appellant’s appeal brief was filed on December 9, 2024. The named defendants have until March 31, 2025 to file their response.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). On June 26, 2024, without admitting any liability, the remaining defendants entered into a Stipulation and Agreement of Settlement (“Stipulation”) that would resolve the lawsuit upon Court approval. As part of the Settlement, in exchange for a full release of all claims, the Company agreed to make payment of $19,650,000. The Company recorded settlement amount of $3,625,000, net against the insurance proceeds of $16,025,000, within selling, general and administrative expense on the Consolidated Statements of Net Loss and Comprehensive Loss for the year ended December 31, 2024. On October 28, 2024, the Court approved the settlement and entered a final judgement and order of dismissal with prejudice on October 29, 2024. The Company considered the case to be closed as of December 31, 2024.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company was a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). Complaint purported to bring claims on behalf of the Company against current and former members of the Company’s board of directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021, and sought, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On July 22, 2024, the parties executed a settlement agreement. As part of the resolution, the Company agreed to: (i) cancel 5,000 shares of stock options issued to each of the Company’s non-employee directors as compensation for the years 2020 and 2021, for a total of 60,000 options; (ii) amend the Company’s Compensation Committee Charter to provide that the Compensation Committee shall meet at least quarterly, or more frequently as necessary, to undertake its duties; and (iii) disclose in the annual proxy statements the constituents of the Company’s peer group and relevant financial and business metrics considered in establishing the peer group, including market capitalization, and a reasonably detailed description of the process for determining and approving such peer group. The Company also agreed to pay $225,000 in attorney’s fees and expenses in full satisfaction of any and all claims by the plaintiff and his counsel for fees and expenses in the action, which was paid in August 2024. On September 25, 2024, the defendants filed an affidavit confirming the dismissal of the action. The Company has recorded the fees and expenses paid to the plaintiffs’ counsel of $225,000 within selling, general and administrative expense on the consolidated statements of net loss and comprehensive loss for the year ended December 31, 2024. The Company has considered the case to be closed as of December 31, 2024.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of December 31, 2024 and 2023, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share, respectively.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 44,988,313 shares and 43,672,112 shares of common stock as of December 31, 2024 and 2023, respectively.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of December 31, 2024 and 2023, respectively.

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

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in September 2018. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, including performance-based restricted stock units (“PRSUs”), to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 and ending in 2028, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the board of directors. As of December 31, 2024, the Company had 2,621,432 shares available for grant under the 2018 Equity Incentive Plan. Options granted under the 2018 Plan vest according to the schedule, which generally ranges from one to four years, specified in the grant agreements, and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement.

Stock-Based Compensation Expense

During the years ended December 31, 2024 and 2023, respectively, the Company recognized the following stock-based compensation expense (in thousands):

	Year ended December 31,
	2024	2023
Stock-based compensation by type of award
Restricted stock units (excluding PRSUs)	$2,087	$696
PRSUs	350	—
Stock options	12,122	13,757
Total stock-based compensation expense	$14,559	$14,453

Stock-based compensation by type of expense
Research and development expenses	$5,459	$8,410
Selling, general and administrative expenses	9,100	6,043
Total stock-based compensation expense	$14,559	$14,453

The expense for the year ended December 31, 2024 was inclusive of a modification and acceleration of stock-based compensation of $718,000 related to the resignation of the Company’s former Chief Financial Officer as described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. The expense for the year ended December 31, 2023 was inclusive of an acceleration of stock-based compensation of $1,706,000. Refer to NOTE 14— BUSINESS REALIGNMENT AND RESTRUCTURING CHARGE for further details.

Unrecognized Stock-Based Compensation Expense

The following table sets forth the Company’s unrecognized stock-based compensation expense as of December 31, 2024, by type of award and the weighted-average period over which the Company expects to recognize the expense (in thousands):

	December 31, 2024
	Unrecognized	Weighted average
	compensation expense	recognition period (years)
Type of award
Restricted stock units (excluding PRSUs)	$3,645	1.7
PRSUs	307	1.1
Stock options	20,498	2.7
Total unrecognized stock-based compensation expense	$24,450

Restricted Stock Unit (Excluding PRSU) Activity

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding as of December 31, 2023	351,407	$5.06	1.99
Granted	471,439	11.17
Vested	(127,897)	5.57
Forfeited	(97,314)	8.54
Outstanding as of December 31, 2024	597,635	$9.20	1.71

During the year ended December 31, 2024, 20,970 shares of RSUs were granted to non-executive directors, which will vest on the earlier of the first anniversary of the date of grant and the date immediately preceding the Company’s annual meeting of stockholders in 2025, provided that in each case the recipient remains as a non-executive director through the vesting date. In addition, 4,660 shares of RSUs were granted to a new non-executive director, which will vest in equal quarterly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through the vesting date. The remaining 445,809 shares of RSUs granted in the year ended December 31, 2024 will vest annually over the next 3 years, provided in each case that the recipient remains an employee of the Company through each vesting date. The weighted average fair value of RSUs granted for the year ended December 31, 2024 and 2023 was $11.17 and $4.84, respectively. The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 is $712,000 and $201,000, respectively. All unvested outstanding RSUs are expected to vest as of December 31, 2024, subject to the impact from business realignment announced in January 2025.

Performance-Based Restricted Stock Unit (PRSU) Activity

The following table summarizes PRSUs issued and outstanding:

Weighted
		Weighted	average
		average	remaining
	Performance	grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding as of December 31, 2023	—	$—	—
Granted	54,000	12.19
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2024	54,000	$12.19	1.12

The PRSUs for 54,000 shares issued in the year ended December 31, 2024 vest in three equal tranches over a three-year period. The assumptions that the Company used to determine the fair value of the PRSUs granted in the year ended December 31, 2024 using a Monte-Carlo simulation model were as follows:

Year ended December 31,
2024

Risk-free interest rate	4.2%
Expected volatility	101.0%
Expected dividend yield	—%

The Company did not issue any PRSUs in the year ended December 31, 2023. All unvested outstanding PRSUs are expected to vest as of December 31, 2024.

Stock Options

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding as of December 31, 2023	9,307,330	$17.26	$10,012	6.44
Granted	2,302,924	11.38
Exercised	(1,188,304)	3.63
Forfeited/cancelled	(497,924)	12.73
Outstanding as of December 31, 2024	9,924,026	$17.75	$8,086	6.54
Exercisable as of December 31, 2024	6,333,988	$22.33	$5,022	5.31

Options granted during the years ended December 31, 2024 have a maximum contractual term of ten years. Outstanding options consist of vested and expected to vest options. All unvested outstanding options are expected to vest as of December 31, 2024, subject to the impact of the business realignment announced in January 2025.

During the year ended December 31, 2024, 2,187,754 options were granted and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date, 27,900 options were granted to a new non-executive director, which will vest in equal monthly installments until the third anniversary of the date of grant, provided that the recipient remains as non-executive director through vesting date, and 87,270 options were granted to non-executive directors, which will vest in equal monthly installments until the first anniversary of the date of grant, provided that in each case the recipient remains a non-executive director through vesting date. During the year ended December 31, 2024, the Company cancelled 60,000 options issued to the Company’s non-employee directors in accordance with the terms of the Company’s legal settlement described in NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS. The cancellation of these options did not result in any financial impact as the options were fully vested before the cancellation date and no replacement consideration was issued.

The weighted average fair value of stock options granted for the year ended December 31, 2024 and 2023 was $8.39 and $3.86, respectively. The total intrinsic value of stock options exercised during 2024 and 2023 was $11,366,000 and $215,000, respectively. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors in the years ended December 31, 2024 and 2023, respectively are set forth in the table below and presented on a weighted average basis. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the year ended December 31, 2024.

	Year ended December 31,
	2024	2023

Risk-free interest rate	4.1%	3.9%
Expected term (in years)	6.2	6.2
Expected volatility	84.4%	82.9%
Expected dividend yield	—%	—%

NOTE 12—INCOME TAXES

Domestic and foreign loss before income taxes are as follows (in thousands):

	For The Year Ended December 31,
	2024	2023
United States	$(28,030)	$(17,232)
Foreign	(1,782)	(3,634)
Total	$(29,812)	$(20,866)

The Company's current income tax benefit was $146,000 and income tax provision was $561,000 during the year ended December 31, 2024 and 2023, respectively.

Current and deferred income taxes (tax benefits) are as follows (in thousands):

	For The Year Ended December 31,
	2024	2023
Current income tax
Federal	$(94)	$200
State	(52)	361
Foreign	—	—
Total current income taxes (tax benefits)	(146)	561
Deferred income tax
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income taxes (tax benefits)	—	—
Total income taxes (tax benefits)	$(146)	$561

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% for tax years ended December 31, 2024 and 2023, respectively, and income taxes provided are set forth below (in thousands):

	For The Year Ended December 31,
	2024	2023
Taxes on income at U.S. federal statutory rate	$(6,258)	$(4,382)
State and local taxes, net of federal tax effects	(984)	(411)
Effect of rate change	2,396	(2,127)
Foreign tax rate differential	(75)	(110)
Valuation allowance	2,231	6,407
Tax credits	(394)	(135)
Deferred adjustments	(107)	439
Shared based compensation	1,323	1,011
Return to provision	1,809	—
Other	(87)	(131)
Total	$(146)	$561

Significant components of the Company’s net deferred tax assets/(liabilities) are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets/(liabilities):
Acquired intangibles	$3,216	$3,702
Unrealized foreign exchange loss	449	(87)
Accrued royalty	842	671
Stock-based compensation	12,857	11,603
Net operating loss carryforwards	83,233	83,237
Tax credit carryforwards	16,431	16,336
Right-of-use asset	(437)	(507)
Lease liabilities	455	515
Capitalized research and experimentation	33,613	33,088
Inventory capitalization	231	—
Other	301	402
Total deferred tax assets/(liabilities)	151,191	148,960
Valuation allowance	(151,191)	(148,960)
Net deferred tax assets/(liabilities)	$—	$—

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

As of December 31, 2024, the Company had U.S. federal and various state net operating loss (“NOL”) carryforwards of approximately $239,939,000 and $194,117,000, respectively. The Company also had U.S. federal tax credit carryforwards of $16,431,000 as of December 31, 2024. The federal NOL of approximately $239,939,000 can be carried forward indefinitely but is limited to offset 80% of taxable income. The state and local jurisdiction NOLs and tax credit carryforwards will begin to expire in 2030. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). The Company has performed an analysis of the Company’s Section 382 ownership changes through December 31, 2023. Due to the large annual limitation, the Company believes that it is more likely than not that none of the net operating loss carryforwards will expire as a result of the limitation from the ownership change under Section 382. The Company also has Danish NOL carryforwards of $24,444,000 which have an indefinite carryforward period.

The Company recognizes income tax benefits for tax positions determined more likely than not to be sustained upon examination, based on the technical merits of the positions. As of December 31, 2024 and 2023, the Company has determined that there were no uncertain tax positions. The Company’s tax returns for the years 2018 to 2023 are all open for tax examination by U.S. federal and state, and the Danish tax authorities.

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan for the years ended December 31, 2024 and 2023, respectively.

The Company has established a retirement program for employees of the Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the years ended December 31, 2024 and 2023, respectively. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. The Company’s Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 — BUSINESS REALIGNMENT AND RESTRUCTURING CHARGE

On January 9, 2025, following Board approval, the Company announced a business realignment plan designed to optimize the Company’s operations by realigning dedicated internal resources to two business units, with the goal of increasing operational flexibility and speed, and accelerating clinical development programs within the Company’s radiopharmaceutical platform. The Company is expecting to complete the business realignment plan through 2026. In connection with this business realignment, the Company expects a reduction in the current workforce by up to approximately 13%, depending on whether a number of the impacted employees accept newly created positions. Severance benefits were primarily related to written arrangements in place with certain employees. In addition, affected employees will be offered separation benefits in exchange for their execution of a severance agreement and general release. As a result of the reduction in the workforce and realignment plan, the Company incurred restructuring expense of approximately $2,585,000, which related to severance benefits of $2,076,000 and acceleration of stock-based compensation of $509,000. The Company recognized $1,523,000 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company recorded $959,000 and $564,000, respectively, within research and development and selling, general, and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss. Following this business realignment, the Company has two businesses units– DANYELZA and Radiotherapies - each of which comprises a reportable segment. All historical segment financial information will be recast to conform to this new reporting structure in our financial statements and accompanying notes, beginning with our Quarterly Report Form 10-Q filing for the quarter ending March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers of the Company,” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated by reference to the information set forth in the sections titled “Related Person Transactions” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated by reference to the information set forth in the section titled “Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
The financial statements listed in the Index to Financial Statements beginning on page 135 are filed as part of this Annual Report on Form 10-K.

(a)2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not required to be listed in the Index to Financial Statements beginning on page 135.

(a)3.	Exhibits

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 26, 2018).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed September 26, 2018).

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed September 7, 2018).

4.2*	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

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

10.3+

Investigator-Sponsored Master Clinical Trial Agreement, dated as of June 21, 2017, as amended on October 11, 2017, by and between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.5 to the Form S-1 filed August 24, 2018).

10.4+

Master Data Services Agreement, dated as of September 23, 2016, as amended on October 11, 2017, by and between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.6 to the Form S-1 filed August 24, 2018).

10.5†	Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form S-1 filed August 24, 2018).

10.6†	Form of Notice of Grant and Stock Option Agreement under the Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Form S-1 filed August 24, 2018).

10.7†	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Form S-1 filed August 24, 2018).

10.8†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Form S-1 filed August 24, 2018).

10.9†	Form of Officers and Directors Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Form S-1 filed August 24, 2018).

10.10†	Service Agreement, effective as of April 1, 2016 between the Registrant and Thomas Gad (incorporated by reference to Exhibit 10.12 to the Form S-1 filed August 24, 2018).

10. 11†	Service Agreement, effective as of October 1, 2016 between Y-mAbs Therapeutics A/S and Bo Kruse (incorporated by reference to Exhibit 10.14 to the Form S-1 filed August 24, 2018).

10.12	Lease Agreement dated January 10, 2018, by and between the Registrant and RXR HB Owner LLC (incorporated by reference to Exhibit 10.15 to the Form S-1 filed August 24, 2018).

10.13†

Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Form S-1 filed August 24, 2018).

10.14†

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed August 24, 2018).

10.15†	Non-Employee Director Compensation Policy, adopted on January 17, 2023 (incorporated by reference to Exhibit 10.41 to Registrant’s Form 10-K filed March 30, 2023).

10.16†	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Form S-1 filed August 24, 2018).

10.17+

Amended and Restated Sponsored Research Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center effective September 13, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2019).

10.18++

License Agreement effective as of April 15, 2020, by and among the Registrant, Memorial Sloan Kettering Cancer Center and Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 21, 2020).

10.19++

Master Sponsored Research Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, effective October 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed October 8, 2020).

10.20

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, employees, consultants and service providers other than directors) (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed November 5, 2020).

10.21†

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (as amended, directors) (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed November 5, 2020).

10.22 ++

License Agreement dated December 17, 2020 by and between the Registrant and SciClone Pharmaceuticals International Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 22, 2020).

10.23++

Amendment No. 1, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed May 6, 2021).

10.24++

Amendment No. 2, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed, May 6, 2022).

10.25†	Employment Agreement for Dr. Steen Lisby, effective as of August 1, 2017 (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q filed, May 9, 2022).

10.26†	Amendment to Employment Agreement for Dr. Steen Lisby, effective as of June 1, 2020 (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q filed, May 9, 2022).

10.27†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed August 8, 2022).

10.28†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed November 7, 2022).

10.29†

Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Equity Incentive Plan for directors (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q filed November 7, 2022).

10.30†	Employment Agreement entered into on October 17, 2023, between the Registrant and Michael Rossi (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 18, 2023).

10.31†

Employee Confidential Information and Inventions Assignment Agreement, dated October 17, 2023, between the Registrant and Michael Rossi (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed October 18, 2023)

10.32

Amendment, dated August 16, 2023, to Lease Agreement dated January 10, 2018, by and between the Registrant and RXR HB Owner LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed November 13, 2023)

10.33†

Form of Performance Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan (incorporated with reference to Exhibit 10.46 to Registrant’s Form10-K filed, February 29, 2024)

10.34†	Severance Agreement dated March 21, 2024 between Y-mAbs Therapeutics A/S and Steen Lisby (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 7, 2024)

10.35†	Amended and Restated Non-Employee Director Compensation Policy, effective April 26, 2024 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q filed May 7, 2024)

10.36†	Employment Agreement, entered into on June 28, 2024, between the Registrant and Peter Pfreundschuh (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, July 1, 2024)

10.37†	Separation Agreement entered into on July 16, 2024, between Bo Kruse and Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, July 19, 2024)

10.38†	Consultancy Agreement, entered into on July 16, 2024, between the Registrant and Investeringsselskabet GH ApS (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed, July 19, 2024)

10.39

Lease Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed, November 8, 2024)

10.40

License Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed, November 8, 2024)

10.41++

License Agreement, entered into on October 29, 2024 and effective October 23, 2024, by and between the Registrant and Nobelpharma, Co., Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, November 4, 2024)

10.42*++	Amendment No.3 to License Agreement dated August 20, 2015, entered into and effective on November 8, 2024, by and between the Registrant and Memorial Sloan-Kettering Cancer Center

10.43*++	Amendment No.1 to License Agreement dated December 17, 2020, entered into and effective on December 9, 2024, by and between the Registrant and SciClone Pharmaceuticals International Ltd

19.1*	Y-mAbs Therapeutics, Inc. Insider Trading Compliance Policy

21.1*	Subsidiary of the Registrant.

23*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm.

31.1*#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

97.1	Y-mAbs Therapeutics, Inc. Executive Compensation Recoupment Policy (incorporated with reference to Exhibit 10.46 to Registrant’s Form10-K filed, February 29, 2024)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

†	Indicates management contract or compensatory plan.
+	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
++	Portions of the exhibit have been omitted because the information omitted (i) is not material and (ii) is of the type that the Registrant treats as private or confidential.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Y-MABS THERAPEUTICS, INC.

Dated: March 4, 2025	By:	/s/ Michael Rossi
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the March 4, 2025.

/s/ MICHAEL ROSSI	Director, President, Chief Executive Officer
Michael Rossi	(Principal Executive Officer)

/s/ PETER PFREUNDSCHUH	Chief Financial Officer and Treasurer
Peter Pfreundschuh	(Principal Financial and Accounting Officer)

/s/ THOMAS GAD	Director
Thomas Gad

/s/ JOHAN WEDELL-WEDELLSBORG	Director
Johan Wedell-Wedellsborg

/s/ LAURA J. HAMILL	Director
Laura J. Hamill

/s/ MARY TAGLIAFERRI	Director
Mary Tagliaferri

/s/ ASHUTOSH TYAGI	Director
Ashutosh Tyagi

/s/ JAMES I. HEALY	Director
James I. Healy

/s/ DAVID N. GILL	Director
David N. Gill