Form 10-K/A
period 2024-12-31
Y-mAbs Therapeutics, Inc.
filed 2025-04-29
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

for the transition period from                to                 .

Commission File Number 001-38650

Y-mAbs Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-2083865 (IRS Employer Identification No.)

202 Carnegie Center Suite 301 Princeton, NJ	08540

(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (646)-885-8505

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001 par value	YMAB	The Nasdaq Global Select Market

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section l 2(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of June 30, 2024 the aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock as reported by the Nasdaq Global Select Market on such date, was approximately $450 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of outstanding shares of the registrant’s common stock as of April 25, 2025 was 45,276,915.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Y-mAbs Therapeutics, Inc. (“Y-mAbs,” “Company,” “we,” “us,” and “our”, and, where appropriate, the Company’s subsidiary) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Original 10-K”) to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. This Amendment also amends and restates the cover page of the Original 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15, including to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

Y-MABS THERAPEUTICS, INC.

FORM 10-K/A

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is divided into three classes with staggered three-year terms. The term of the Class I directors will expire on the date of our 2025 annual meeting of stockholders; the term of the Class II directors will expire on the date of our 2026 annual meeting of stockholders; and the term of the Class III directors will expire on the date of our 2027 annual meeting of stockholders (in all cases subject to their earlier death, resignation or removal).

The following is a brief biography of each member of our Board of Directors, including their respective ages as of April 28, 2025, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.

Name	Age(1)	Term Expires	Position
Class I Directors
David N. Gill	70	2025	Director
Mary Tagliaferri, M.D.	59	2025	Director
Class II Directors
James I. Healy, M.D.	60	2026	Director, Chairman of the Board of Directors
Ashutosh Tyagi, M.D.	48	2026	Director
Laura J. Hamill	60	2026	Director
Class III Directors
Michael Rossi	54	2027	Director, President and Chief Executive Officer
Thomas Gad	55	2027	Director, Vice Chairman of the Board of Directors and Chief Business Officer
Johan Wedell-Wedellsborg	55	2027	Director
(1)	As of April 28, 2025.

Class I Directors

David N. Gill, Director

Mr. Gill has been a member of our Board of Directors since December 2017. Mr. Gill has more than thirty (30) years of experience in the medical device and life sciences industries. Mr. Gill also currently serves on the boards of directors of Evolus, Inc., a public company that is focused on aesthetics products, as well as several private companies. He has also previously served on the boards of the following public companies: Strongbridge Biopharma plc from September 2019 to October 2021, Melinta Therapeutics, Inc. from April 2012 to April 2020, Histogenics Corporation from January 2015 to July 2019, and Strata Skin Sciences from May 2018 to May 2020. Mr. Gill served as Chief Financial Officer of Perspectum Ltd., a UK-based diagnostic tools company, from February 2021 to October 2021. Earlier in his career, Mr. Gill served in a variety of senior executive leadership roles for several medical device companies, including Endochoice, TransEnterix, NxStage Medical, CTI Molecular Imaging, Inc., Novoste Corporation and Dornier Medical. Mr. Gill holds a B.S. degree, cum laude, in Accounting from Wake Forest University and an MBA, with honors, from Emory University, and was formerly a certified public accountant. Mr. Gill currently serves as Chair of our Audit Committee, as a member of our Compensation Committee and as a member of our Nominating and Corporate Governance Committee. Mr. Gill brings to our Board of Directors his extensive financial, industry, executive leadership, and public company board of director experience.

Mary Tagliaferri, M.D., Director

Dr. Tagliaferri has been a member of our Board of Directors since March 2024. She has a highly accomplished biotechnology career. In her most recent role, Dr. Tagliaferri was the Chief Medical Officer and Senior Vice President of Nektar Therapeutics from 2015 until February 2025. Nektar is a leading, research-based biopharmaceutical company focused on discovering and developing innovative medicines in areas of high unmet medical need including treatments for cancer and auto-immune diseases. At Nektar, Dr. Tagliaferri was responsible for numerous clinical studies evaluating novel therapeutics in oncology and she was also instrumental in establishing key strategic partnerships. Previously, she served as Chief Medical Officer and Chief Regulatory Officer for Kanglaite-USA and was Co-Founder, President and Board Member of Bionovo, Inc. Dr. Tagliaferri currently serves on the board of Enzo Biochem, Inc. and she served on the board of RayzeBio, Inc. from 2021 until it was acquired by Bristol-Myers Squibb Company in 2024. She holds a B.S. from Cornell University and an M.D. from the University of California, San Francisco. Dr. Tagliaferri was honored as an Eminent Woman Leader in Healthcare by Inc. Magazine in 2023. She was named to the Women who Lead in Life Sciences and Most Influential Women in Business lists by the San Francisco Business Times in 2019. Dr. Tagliaferri was also recognized as Woman of the Year in 2012 by the State of California, Assembly District 14. She has been the lead author or contributor to approximately ninety (90) peer-reviewed journal publications. Dr. Tagliaferri currently serves as a member of our Compensation Committee. Dr. Tagliaferri brings to our Board of Directors her extensive industry and executive leadership experience, as well as her public company board of director experience.

Class II Directors

James I. Healy, M.D., Ph.D., Chairman of the Board of Directors

Dr. Healy has served as a member of our Board of Directors since November 2017 and was appointed Chairman of the Board of Directors on April 22, 2022. Dr. Healy has been a General Partner of Sofinnova Investments (formerly Sofinnova Ventures), a biotech investment firm, since June 2000. Prior to June 2000, Dr. Healy held various positions at Sanderling Ventures, Bayer Healthcare Pharmaceuticals (as successor to Miles Laboratories) and ISTA Pharmaceuticals, Inc. Dr. Healy is currently on the boards of directors of the public companies BioAge Labs, Inc., Rapport Therapeutics, Inc., ArriVent BioPharma, and Natera, Inc. and on the boards of directors of several private companies. Previously, he served as a board member of Bolt Therapeutics, Inc., CinCor Pharma Inc., Ascendis Pharma A/S, Coherus BioSciences, Inc., Edge Therapeutics, Inc., Iterum Therapeutics plc, Karuna Therapeutics, Inc., NuCana plc, ObsEva SA and several private companies. Dr. Healy was previously a Director on the Board of the National Venture Capital Association (NVCA) and the Board of the Biotechnology Industry Organization (BIO). Dr. Healy holds an M.D. and a Ph.D. in Immunology from Stanford University School of Medicine and holds a B.A. in Molecular Biology and a B.A. in Scandinavian Studies from the University of California, Berkeley. Dr. Healy currently serves as a member of our Audit Committee. Dr. Healy brings to our Board of Directors his extensive industry, executive leadership and public company board of director experience.

Ashutosh Tyagi, M.D., Director

Dr. Tyagi has been a member of our Board of Directors since November 2017, representing until the end of 2018 Scopia Capital Management LP, or Scopia Capital, an institutional alternative asset management firm. Dr. Tyagi was with Scopia Capital from 2010 to 2018 (as a partner from 2012 to 2018). At Scopia Capital, Dr. Tyagi managed global health care investments and was a Co-Portfolio Manager of Scopia Capital’s health care funds. Prior to joining Scopia, he worked at Lombard Odier, Morgan Stanley, and Citigroup. Dr. Tyagi received a B.A. in Asian Studies from the University of Michigan, an MBA from the University of Michigan Business School and an M.D. from the University of Michigan School of Medicine. Dr. Tyagi currently serves as Chair of our Nominating and Corporate Governance Committee. Dr. Tyagi brings to our Board of Directors his investment and industry experience from his involvement in health care investments.

Laura Jean Hamill, Director

Ms. Hamill has been a member of our Board of Directors since June 2020. Ms. Hamill has extensive experience in the biopharmaceutical industry, with over thirty (30) years of global commercial experience in a variety of executive leadership positions. Since mid-2019, Ms. Hamill has served as the founder and consultant at Hamill Advisory Group, LLC. From September 2018 to July 2019, Ms. Hamill served as Executive Vice President, Worldwide Commercial Operations, for Gilead Sciences, Inc., where she was accountable for 2,200 employees, $22 billion in annual revenue and led commercial strategy and long-term planning. Ms. Hamill also held a number of U.S. and international executive roles at Amgen, Inc., over an eighteen (18)-year career, from July 2000 to August 2018, with her last role being Senior Vice President US Commercial Operations, managing 2,000 employees across all Amgen’s therapeutic areas with annual revenue of $20 billion. Ms. Hamill’s areas of therapeutic expertise include inflammation, oncology, gene therapy, nephrology, osteoporosis, cardiovascular disease, migraine, HIV, hepatology, gastrointestinal and anti-infectives. Ms. Hamill currently serves on the boards of directors of BB Biotech AG (a Swiss public listed biotechnology company), Jazz Pharmaceuticals plc (a public commercial-stage pharmaceutical company), and Unchained Labs (a private medical technology company) and serves as an advisor for LaunchTx (a private company). Ms. Hamill previously served on the boards of directors of Acceleron Pharma Inc., a public clinical-stage biotechnology company acquired by Merck in 2021; AnaptysBio, Inc., a public clinical-stage biotechnology company focused on cancer immunotherapy and inflammation; Pardes Biosciences, Inc., a public biotechnology company acquired by MediPacific Inc. in 2023; and Scilex Pharmaceuticals, a commercial-stage biotechnology company focused on pain management and migraine treatments. Ms. Hamill holds a B.A. in Business Administration from the University of Arizona. Ms. Hamill currently serves as Chair of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. Ms. Hamill brings to our Board of Directors her extensive industry, executive leadership and public company board of director experience.

Class III Directors

Michael Rossi, Director, President and Chief Executive Officer

Mr. Rossi has served as our President and Chief Executive Officer since November 2023. He has more than thirty (30) years of experience in the radiopharmaceutical industry, most recently as the Medical Group President of Mirion Technologies, Inc., a provider of detection, measurement, analysis and monitoring solutions to the nuclear defense, medical and research end markets, which he joined in October 2022. Prior to that, Mr. Rossi was employed by Advanced Accelerator Applications, a Novartis subsidiary focused on nuclear medicine, from June 2019 until June 2022, most recently as the Head of Radioligand Imaging. Before that, Mr. Rossi was at Jubilant DraxImage Radiopharma, which develops, manufactures and commercializes radiopharmaceuticals, from April 2014 until May 2019, most recently as the President of the Jubilant Radiopharmaceuticals business. Mr. Rossi’s past experience also includes positions with GE Healthcare, Tyco Healthcare/Mallinckrodt and Syncor International Corp. Mr. Rossi currently sits on the board of directors of the private company Nucleus Radiopharma. Mr. Rossi earned a B.S. in Pharmacy from the University of the Sciences, Philadelphia College of Pharmacy and holds an Authorized Nuclear Pharmacist Certification from Butler University. He remains a Licensed Pharmacist in the state of Pennsylvania. Mr. Rossi brings to our Board of Directors his extensive experience in the radiopharmaceutical industry, as well as executive leadership experience and his perspective as our President and Chief Executive Officer.

Thomas Gad, Director, Vice Chairman of the Board of Directors, Founder and Chief Business Officer

Mr. Gad founded our Company in April 2015. Mr. Gad has served as our Chief Business Officer and Vice Chairman of the Board of Directors since November 2023. He previously served as our President and Head of Business Development and Strategy from April 2015 until November 2023 and as our Interim Chief Executive Officer from April 2022 until November 2023. He has been a member of our Board of Directors continuously since our inception, and he also served as Chairman of our Board of Directors from April 2015 until April 2022. Mr. Gad founded our Company inspired by his daughter, who went through six years of various cancer treatments before receiving breakthrough cancer immunotherapy at Memorial Sloan Kettering Cancer Center (“MSK”) for high-risk neuroblastoma. He was also responsible for securing executive management and seed capital for our Company. Mr. Gad has more than twenty (20) years of experience in the pharmaceutical industry, including business development, senior management, financing and licensing negotiations and manufacturing site qualification. He co-founded Singad Pharma, a Danish specialty pharmaceutical and distribution company, in 2003, and prior to that, Mr. Gad worked with Aspen Capital Partners/FFC A/S in investment banking. Mr. Gad has extensive experience in raising capital for publicly listed companies and holds a B.S. in Business Administration from Pepperdine University. Mr. Gad brings to our Board of Directors his extensive experience in the pharmaceutical industry, his experience in raising capital for publicly listed companies and his perspective as our Chief Business Officer.

Johan Wedell-Wedellsborg, Director

Mr. Wedell-Wedellsborg has been a member of our Board of Directors since September 2015. Mr. Wedell-Wedellsborg has been the owner and Chairman of the board of Weco A/S (“Weco”) since May 2001. Weco is involved in shipping, investments in biotechnology companies, real estate investments and the financial services industry. Mr. Wedell-Wedellsborg is the majority owner of WG Biotech ApS, one of our principal stockholders. Mr. Wedell-Wedellsborg currently serves as a member of our Audit Committee and he will continue to serve as a member of our Board of Directors until his term expires at the 2027 annual meeting of stockholders, subject to his earlier death, resignation or removal. Mr. Wedell-Wedellsborg brings to our Board of Directors his financial and investment experience from his involvement in Weco’s investments.

Executive Officers

Certain information regarding our executive officers as of April 28, 2025 is set forth below.

Name	Age(1)	Positions
Michael Rossi	54	President and Chief Executive Officer
Thomas Gad	55	Founder, Chief Business Officer and Vice Chairman of the Board of Directors
Peter Pfreundschuh	56	Executive Vice President, Chief Financial Officer and Treasurer
John LaRocca	60	Senior Vice President, General Counsel Secretary
Joris Wiel Jan Wilms	51	Senior Vice President and Chief Operating Officer
Doug Gentilcore	45	Senior Vice President and Danyelza Business Unit Head

Michael Rossi, President and Chief Executive Officer— Please see “—Board of Directors” above for biographical information regarding Mr. Rossi.

Thomas Gad, Founder and Chief Business Officer— Please see “—Board of Directors” above for biographical information regarding Mr. Gad.

Peter Pfreundschuh, Chief Financial Officer and Treasurer—  Mr. Pfreundschuh joined Y-mAbs in June 2024 as Executive Vice President, Chief Financial Officer and Treasurer. He has a wealth of leadership experience across the healthcare sector with deep experience in developing and commercializing novel pharmaceutical products. Mr. Pfreundschuh previously served as Chief Financial Officer at Voyager Therapeutics, Inc., a publicly-traded biotechnology company, from September 2022 until June 2024. Prior to Voyager, Mr. Pfreundschuh served as Chief Financial Officer, Head of Business Development at Frequency Therapeutics, Inc., a publicly-traded biotechnology company, from December 2020 to April 2022, and before that, he served as Chief Financial Officer, Chief Compliance Officer and Corporate Secretary at UroGen Pharma Ltd., a publicly-traded, commercial-stage biopharmaceutical company, from August 2018 to October 2020. Earlier on in his biotech career, he served as Chief Financial Officer and other executive roles at Sucampo Pharmaceuticals, Inc. Immunomedics, Inc. and Circulite, Inc. Before that, Mr. Pfreundschuh held progressively senior roles across Finance, Commercial Operations, and Business Development at Johnson & Johnson and AstraZeneca. He started his career as an auditor at Ernst & Young, LLP. Mr. Pfreundschuh currently serves on the Board of Directors of NorthStar Medical Technologies, LLC, the parent company of NorthStar Medical Radioisotopes, LLC. He graduated from Rutgers University School of Business with a Bachelor of Science in Accounting and earned a Master of Business Administration from Rider University. Mr. Pfreundschuh is a Certified Public Accountant in the State of New Jersey.

John LaRocca, Senior Vice President, General Counsel and Secretary— Mr. LaRocca serves as General Counsel and Secretary for Y-mAbs. He has over three decades of corporate legal expertise, which includes extensive transactional and commercial experience in the global pharmaceutical industry. Prior to joining Y-mAbs, Mr. LaRocca served as Vice President, General Counsel and Secretary of Aerie Pharmaceuticals, a publicly-traded pharmaceutical company, from February 2018 to November 2022, and before that, he was Executive Vice President, Secretary, General Counsel and Chief Legal & Compliance Officer at Eagle Pharmaceuticals, a publicly-traded pharmaceutical company, from March 2015 to January 2018. Prior to Eagle Pharmaceuticals, he served as Chief Legal Officer at Actavis and was then named Deputy General Counsel through the company’s merger with Watson Pharmaceuticals leading up to its acquisition by Allergan. Earlier, Mr. LaRocca served in corporate counsel roles at Alpharma and Purepac Pharmaceutical Co., which he joined after a 10-year career as a corporate and commercial attorney at various firms in New York City. Mr. LaRocca has two degrees from Columbia University, earning his J.D. from Columbia Law School and his B.A. from Columbia College.

Doug Gentilcore, Senior Vice President and Danyelza Business Head—  Mr. Gentilcore joined Y-mAbs in January 2025 as DANYELZA Business Unit Head. He brings over two decades of strategic leadership experience in the pharmaceutical industry worldwide. Prior to joining Y-mAbs, he was at ARTMS, Inc., a global leader in the development of novel technologies and products which enable the high-quality and high-yield production of the world’s most-used diagnostic imaging isotopes, from September 2020 to May 2024, where he served as Chief Commercial Officer and then Chief Executive Officer. Upon the company’s acquisition by Telix Pharmaceuticals, Mr. Gentilcore returned to a full-time role at Implerem, LLC, which he founded in 2019. Prior to ARTMS, Mr. Gentilcore was Vice President of Global Sales and Business Operations at Jubilant Radiopharma, a pharmaceutical company specializing in nuclear medicine, from May 2014 to August 2019, where he led all commercial operations for the company, including the go-to-market strategy for Jubilant DraxImage Radiopharma. Earlier, Mr. Gentilcore held sales roles of increasing responsibility at General Electric’s Healthcare Division in Medical Diagnostics and was a regional commercial leader at Pfizer Pharmaceuticals. He received a B.A. in Business Economics from Randolph-Macon College.

Joris Wiel Jan Wilms, Senior Vice President and Chief Operating Officer— Mr. Wilms has served as our Senior Vice President and Chief Operating Officer since November 2017. Mr. Wilms joined our Company in July 2016 as Vice President and Head of Clinical Operations and has extensive industry experience in clinical development, primarily within oncology and hematology indications. Mr. Wilms was at KLIFO A/S (“KLIFO”) from 2010 to 2016, where he served as Vice President — Clinical Trial Services and Pharmacovigilance Services, and at Genmab from 2004 to 2010, where he served as Associate Director of Clinical Development from 2008 to 2010. At KLIFO and Genmab, he was responsible for overseeing several first-in-human studies and pivotal clinical trials, leading to the approval of two monoclonal antibody-based products. Mr. Wilms received his M.Sc. in Pharmacy from the University of Groningen in The Netherlands.

Corporate Governance

Information Regarding Our Audit Committee

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee of our Board of Directors (the “Audit Committee”) currently consists of Mr. Gill, Dr. Healy and Mr. Wedell-Wedellsborg. The Board of Directors has determined that each member of the Audit Committee satisfies the independence requirements under the Nasdaq listing standards and Rule 10A- 3(b)(l) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Mr. Gill is the chair of the Audit Committee. The Board of Directors has determined that Mr. Gill is an “audit committee financial expert” within the meaning of SEC regulations. All members of the Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations. In arriving at these determinations, the Board of Directors has examined each Audit Committee member’s scope of experience and the nature of his or her employment.

Code of Conduct

Our Board of Directors has adopted a written Code of Conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct has been distributed to all directors, officers, and employees. Our Code of Conduct is available in the investor relations section of our website at https:// ir.ymabs.com under “Corporate Governance – Governance Overview.”

If we were to amend or waive any provision (other than technical, administrative or other non-substantive amendments) of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.

Insider Trading Compliance Policy

We have an Insider Trading Compliance Policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading Policy is filed as an exhibit to the Original 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation

Smaller Reporting Company Status

We qualify as a “smaller reporting company” under rules promulgated by the SEC. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not smaller reporting companies. Accordingly, we have included compensation information for only our principal executive officer during 2024 and our two next most highly compensated executive officers serving at 2024 fiscal year-end and have not included tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards at 2024 Year End table or a compensation discussion and analysis of our executive compensation programs. We have, however, included an expanded discussion of compensation decisions with respect to our named executive officers under “Compensation of Named Executive Officers” below.

Our Named Executive Officers for 2024

Our named executive officers (“NEOs”) for the fiscal year ended December 31, 2024, were:

Michael Rossi, our President and Chief Executive Officer;

Thomas Gad, our Founder and Chief Business Officer; and

Peter Pfreundschuh, our Chief Financial Officer and Treasurer who joined our company on June 28, 2024.

Compensation of Named Executive Officers

Compensation Philosophy

Our executive compensation program is designed to implement our compensation philosophy. The overall objectives of our executive compensation program are to:

●	attract, retain and motivate superior executive talent;
●	provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of stockholder value, as well as to facilitate executive retention; and
●	align the executives’ interests with those of stockholders through long-term incentives linked to specific performance.

To accomplish these objectives, we:

●	provide a majority of compensation in the form of long-term incentives that tie our executives’ compensation directly to the performance of our stock and increased company value over time; and
●	structure our program so that the ultimate amount of compensation earned by our NEOs through paid bonuses and the intrinsic value of equity grants reflects overall business and individual performance.

To ensure our executive compensation program remains competitive, our Compensation Committee reviews comparative data with respect to base salary, target total cash and long-term equity incentives from a peer group, which is generally reviewed and approved annually, as well as from a broader market survey, in each case as provided by the Compensation Committee’s independent compensation consultant. The Compensation Committee generally targets the 50th percentile of the peer group for base salary and target total cash and between the 50th and 75th percentile for long-term equity incentives for our executive officers. The Compensation Committee may approve compensation above or below those stated targets based on experience, scope of position and individual performance.

Role of our Compensation Committee and Independent Compensation Consultant in Executive Compensation

Compensation Committee

Under the terms of its Charter, the Compensation Committee meets at least quarterly, and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the committee’s independent compensation consultant, Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”). The Compensation Committee meets regularly in executive session. From time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings.

On an annual basis, our Compensation Committee and Board of Directors approve the base salaries, cash incentive compensation awards, and grants of equity incentive awards for our executive officers. In determining the types and amount of such compensation to provide to our executive officers, our Compensation Committee considers compensation for comparable positions in the market, the importance of such positions to the organization, recommendations from Aon, the historical compensation levels of our executives, individual and corporate performance as compared to our expectations and objectives, the desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and to foster a long-term commitment to our company.

Each year, the Compensation Committee, in consultation with our executive officers, recommends our corporate goals for approval by the Board of Directors. Achievement of these corporate goals is an important component of the information that our Compensation Committee uses in conducting its annual performance reviews of our executive officers and the target compensation opportunity of each executive officer is based, in part, on this review. Typically, at the end of each year or the beginning of the following year, the Compensation Committee and Board of Directors approve the amount of base salary and equity compensation for the coming year as well as cash incentive compensation for the current completed year.

Annual Compensation Decisions

The Compensation Committee consults with our Chief Executive Officer and Chief Financial Officer to determine the corporate and individual objectives that are used to measure the performance of our company and our executive officers. The Compensation Committee evaluates the performance of the Chief Executive Officer and Chief Financial Officer, and in January 2024 these evaluations were then used by the Committee to determine base salary for 2024 and cash bonuses for performance in 2023 for these executive officers. Performance evaluations of other employees, including our other executive officers, were performed by our Chief Executive Officer and Chief Financial Officer and reported to the Compensation Committee for determination of base salary for 2024 and cash bonuses for performance in 2023.

Compensation Consultant

Our Compensation Committee has the authority to retain, at our expense, compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation, and the Compensation Committee has direct responsibility for the appointment, compensation and oversight of any such consultant or adviser. The Compensation Committee assesses Aon’s independence on an annual basis, taking into consideration the six factors prescribed by the SEC and Nasdaq that bear upon the adviser’s independence, and concluded for fiscal year 2024 that no conflict of interest existed that would prevent Aon from independently advising the Compensation Committee. The Compensation Committee intends to continue to assess the independence of all compensation advisors consistent with applicable Nasdaq Listing Rules and rules and regulations under the Exchange Act.

While we compensate Aon for its services, Aon has no authority to make compensation decisions on behalf of the Compensation Committee or our company. From time to time, representatives from Aon may attend Compensation Committee meetings either in person or via conference call as deemed appropriate by the Chair of the Compensation Committee. Our executive officers provide historical data to Aon and review reports from Aon for accuracy. The Compensation Committee communicates directly with Aon to oversee preparation of the competitive analyses of compensation for our executive officers and our non-employee director compensation and in the development of Aon’s recommendations for compensation of our executive officers and non-employee directors.

Our Compensation Committee has considered compensation information provided in fiscal years 2018 through 2024 by Aon in determining cash compensation and equity awards for our executive officers and directors. Specifically, during fiscal year 2024, Aon provided the following services to the Compensation Committee:

●	reviewed and provided recommendations on the composition of the peer group used in the competitive analyses of compensation of our executive officers and our non-employee directors;
●	provided compensation data related to executives at our peer group based on data from SEC filings and the Aon Global Life Sciences Survey;
●	conducted a competitive review of the compensation of our executive officers, including advising on the design and structure of our equity incentive compensation program;
●	prepared an analysis of our share usage under our 2018 Equity Incentive Plan (the “2018 Plan”), in comparison to our peer group based on data from SEC filings; and
●	prepared an analysis of our non-employee director compensation in comparison to our peer group based on data from SEC filings and provided recommendations with respect to our non-employee director compensation policy.

Aon also advises on our shareholder engagement with respect to our executive compensation program. Other than such shareholder engagement services, Aon does not provide any services to the Company other than advising on executive officer and director compensation. In 2024, Aon’s service fees were $204,741. The Compensation Committee has determined that Aon is independent from management and that Aon’s work has not raised any conflicts of interest.

Use of Market Data

Our Compensation Committee believes it is important to understand the relevant market for executive compensation to inform its decision-making and ensure that our compensation program for executive officers attracts and retains key talent. Accordingly, the Compensation Committee, working with Aon, has developed a group of peer companies to inform the Company’s executive compensation decisions. The composition of our peer group is reviewed annually to ensure that the companies constituting the peer group continue to provide meaningful and relevant compensation comparisons.

With the assistance of Aon, the Compensation Committee identified public companies in the biotechnology sector in the early commercial stage of development, with preference given to companies focused on oncology and immunology. The Compensation Committee considered companies meeting those criteria with:

●	a market capitalization of between approximately $100 million and $1 billion (representing approximately one-third (1/3) to three (3) times Y-mAbs’ thirty (30)-day average market value at the time the peer group was approved);
●	revenue of under $260 million; and
●	up to 400 employees.

In applying these peer group selection criteria, the Compensation Committee approved removing from our 2023 peer group ChemoCentryx, Inc., which was acquired by Amgen in October 2022, Esperion Therapeutics, Inc., which had a therapeutic focus different from the Company’s, and ImmunoGen, Inc., Reata Pharmaceuticals, Inc., Revance Therapeutics, Inc. and TG Therapeutics, Inc., which, at the time the 2024 peer group was approved, had market capitalizations above the range of the criteria described above. In addition, the Compensation Committee approved adding Aadi Bioscience, Inc., bluebird bio, Inc., Puma Biotechnology, Inc., SpringWorks Therapeutics, Inc. and UroGen Pharma Ltd. The resulting peer group approved by our Compensation Committee in August 2023 for fiscal year 2024 (the “Peer Group”) consisted of the eighteen (18) companies set forth below.

Aadi Bioscience, Inc. (WHWK)	Agios Pharmaceuticals, Inc. (AGIO)	Arcus Biosciences, Inc. (RCUS)
Atara Biotherapeutics, Inc. (ATRA)	BioCryst Pharmaceuticals, Inc. (BCRX)	bluebird bio, Inc. (BLUE)
Deciphera Pharmaceuticals, Inc.	G1 Therapeutics, Inc.	Heron Therapeutics, Inc. (HRTX)
Iovance Biotherapeutics, Inc. (IOVA)	Karyopharm Therapeutics Inc. (KPTI)	MacroGenics, Inc. (MGNX)
Puma Biotechnology, Inc. (PBYI)	Rhythm Pharmaceuticals, Inc. (RYTM)	Rigel Pharmaceuticals, Inc. (RIGL)
SpringWorks Therapeutics, Inc. (SWTX)	Travere Therapeutics, Inc. (TVTX)	UroGen Pharma Ltd. (URGN)

In its annual review and approval of executive compensation, the Compensation Committee considers available executive compensation and market data from the Peer Group, as well as broader market survey data, provided by Aon with respect to base salary, target total cash compensation and long-term equity incentives. The Committee assesses that data, along with the performance of our named executive officers and the Company against stated goals, to identify an appropriate compensation range that would adequately achieve the intent of our compensation program as states above.

2024 Say-on-Pay Vote and Stockholder Outreach

At our annual meeting of stockholders in 2024, approximately 97% of the votes cast on the advisory vote on named executive officer compensation, as reflected in our proxy statement for our 2024 annual meeting of stockholders, supported the proposal. Our Compensation Committee values the opinions of our stockholders, and we believe that the feedback we receive from our stockholders is important to consider in the course of making decisions with respect to our executive compensation program. In addition to our annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation and corporate governance issues.

Accordingly, in January 2025, our Chief Financial Officer and our General Counsel reached out to institutional holders of over 45% of the outstanding shares of our common stock. They then met with institutional holders of over 6% of the outstanding shares of our common stock to discuss our executive compensation program and other topics of interest to them, including our corporate governance, to gain a better understanding of their views on these topics and ways in which we could enhance the disclosures in our proxy statement to better demonstrate our alignment with their input. The discussions with stockholders included our corporate strategy and our executive compensation philosophy. In addition, we have continued to provide further detail herein regarding corporate governance in response to stockholder feedback last year.

The Compensation Committee believes, based on our diligence, and the recommendations of Aon, that our compensation program is consistent with market and industry practice and our pay for performance philosophy. Our Compensation Committee is committed to continuing to evaluate our compensation program and review stockholder feedback going forward. In 2024, we began to use performance-based restricted stock units (PSUs) as part of the compensation package for our CEO and expanded that in 2025 to include the granting of PSUs in the non-cash compensation component to each of our named executive officers. In 2025, our compensation committee awarded an equally-weighted mix of stock options, RSUs, and PSUs to each of our named executive officers. The stock options will vest and become exercisable according to our Standard Stock Option Vesting Schedule (as described below) and the RSUs will vest according to our Standard RSU Vesting Schedule (as defined below). The PSUs awarded to each of the named executive officers will vest as follows: Subject to the named executive officer’s continued service to the Company on such date, 50% of such PSUs (the “Financing PSUs”) will vest on the date the Compensation Committee certifies in its discretion the Company’s achievement of the addition of $50 million or more in capital to the balance sheet of the company during the period from January 17, 2025 through January 16, 2028 (the “Performance Period”) through a combination of corporate financings or and/or business development initiatives. Subject to the named executive officer’s continued service to the Company on such date, the other 50% of such PSUs (the “IND PSUs”) will vest on the date the Compensation Committee certifies in its discretion the Company’s achievement of the successful filing of one new Investigational New Drug (IND) application with the United Stated Food and Drug Administration for a radiopharmaceutical diagnostic or therapeutic target during the Performance Period (the “IND Goal” and together with the Financing Goal, the “Performance Goals”). If the respective Performance goal is not achieved during the Performance Period, the corresponding Financing PSUs or IND PSUs, as applicable, shall be automatically forfeited upon expiration of the Performance Period.

Our Compensation Committee will continue to monitor the outcome of the advisory vote on named executive officer compensation at the Annual Meeting and will consider the voting results in future executive compensation decisions.

Components of Executive Compensation

The principal components of our executive compensation program for all our named executive officers are (i) base salary, (ii) performance-based annual cash incentive compensation and (iii) long-term equity incentives. Beyond the competitive compensation data provided by Aon for purposes of benchmarking our equity grant values and targets, our bonus targets and structure, our total direct compensation, our target incentive opportunities and our base salaries and target total cash compensation, we have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation.

Base Salary

We set our executive base salaries to be competitive in the industry for individuals of similar experience and expertise with the purpose of incentivizing and driving performance toward specified expectations. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary. For additional information regarding the employment agreements of our named executive officers, see the subsection herein entitled “Employment Agreements.”

In January 2024, based on the recommendation of Aon and review of competitive market data, the Compensation Committee and the Board approved a 4% merit increase to Mr. Gad’s base salary, from $557,454 to $579,752. Consistent with our compensation philosophy, the base salary approved for Mr. Gad was at approximately the 50th percentile of our peer group. Given that Mr. Rossi joined our Company in November 2023, his annual base salary was not increased for 2024.

In June 2024, based on the recommendation of Aon and review of competitive market data, the Compensation Committee approved the terms of the employment agreement we entered into with Mr. Pfreundschuh in June 2024 in connection with his appointment as our Chief Financial Officer, including an initial base salary of $500,000.

Performance-based Annual Cash Incentive Compensation

Our annual cash incentive compensation plan for the year ended December 31, 2024 (the “2024 Cash Bonus Plan”) compensated and rewarded successful achievement of both short-term financial and non-financial goals that were closely aligned with the long-term goals of the Company. In 2024, cash bonus opportunities awarded to all named executive officers were performance-based with predetermined performance targets that were established early in the year and picked because their achievement would continue to generate revenue for the Company and foster the development and growth of long-term assets necessary for the Company’s continued development. Pursuant to the performance goals set at the beginning of 2024, U.S. Danyleza net product revenue and International Danyelza net product revenue were two distinct goals representing 30% and 10% of the total bonus opportunity, respectively, and a multiplier that amplified the impact of our achievement of the U.S. Danyelza net product revenue and International Danyelza net product revenue goals would have been applied to the total overall achievement percentage to arrive at the final payout percentage. In January 2025, in consideration that the Company’s investors focus on the Company’s overall net product revenue and that the impact of revenues on the Company’s operations is not materially affected by the source (US vs. International) of the revenues, the Compensation Committee, determined (1) not to apply the revenue multiplier and (2) to calculate the Company’s Danyelza net product revenue achievement on an aggregated worldwide basis, with an aggregate weighting of 40% of the total bonus opportunity, rather than on a disaggregated basis with the US revenue goal representing 30% of the total bonus opportunity and the International revenue goal representing 10% of the total bonus opportunity. The resulting 2024 Cash Bonus Plan metrics and weightings, as described above, as well as the weighted payout percentage for the Company’s actual achievement were as follows:

		ACTUAL PAYOUT
METRIC	WEIGHTING	PERCENTAGE
Danyelza Product Revenue	40%	37%

Medical Affairs Objectives	10%	10%
KOL scientific engagements	5%	5%
Publications submitted	5%	5%

SADA Clinical Development Objectives	17.5%	13.6%
CD38-SADA (treat first patient)	5%	3.6%
GD2-SADA Phase I (present first clinical data)	7.5%	7.5%
GD2-SADA pediatric development (submission of IND)	5%	2.5%

Business Development Objectives	20%	12.5%
Enter new SADA partnership	15%	7.5%
DANYELZA launch commercialization partnership	5%	5%

Operating Efficiency	12.5%	12.5%
Cash burn and operating expenditures	12.5%	12.5%
TOTAL	100%	85.6%

Based on the foregoing, in January 2025, our Compensation Committee determined that our corporate performance objectives for 2024 had been achieved at a payout percentage level of 85.6%. The target incentive cash bonus opportunity for our named executive officers in 2024 as a percentage of base salary was 65%, 50% and 45% for Mr. Rossi, Mr. Gad and Mr. Pfreundschuh, respectively. The table below illustrates the calculation of the incentive cash bonuses paid to our named executive officers.

		Target	Target Bonus		2024 Cash Bonus
Name	Base Salary	Bonus %	Amount	Approved Bonus %	Plan Payout
Michael Rossi	$705,600	65	$458,640	85.6	$392,595
Thomas Gad	$579,752	50	$289,876	85.6	$248,133
Peter Pfreundschuh(1)	$500,000	45	$114,958	85.6	$98,404
(1)	Because Mr. Pfreundschuh joined the Company in June 2024, the Compensation Committee and Board of Directors determined that his cash incentive bonus for 2024 would be prorated based on days worked within the year.

From time to time, our Compensation Committee and Board of Directors have approved discretionary annual cash bonuses to our executive officers with respect to their prior year performance, however they did not do so in 2024.

Cash Sign-on Bonus Awards

From time to time, we may award sign-on bonuses in connection with the commencement of a named executive officer’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally, they are used to provide an incentive to candidates to leave their current employers or may be used to offset the loss of unvested compensation that they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a clawback obligation if the officer voluntarily terminates his or her employment with us prior to the first anniversary of the employment commencement date.

Long-term Equity Incentives

We believe that equity grants provide our named executive officers with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our named executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our named executive officers to remain in our employment during the vesting period. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executive officers and from time to time based on recommendations of Aon may grant equity incentive awards to them in the form of restricted stock units (“RSUs”) or stock options under our 2018 Plan, which may be granted as either incentive stock options or non-statutory stock options. We may also grant other stock-based awards under the 2018 Plan. We generally grant annual equity awards at the beginning of each fiscal year for our executive officers.

Description of Equity Awards

Historically, we have provided long-term equity incentives to our executive officers in the form of stock options. In 2023, based on the recommendation of Aon and review of market data, our Compensation Committee and Board of Directors determined to shift to a mix of stock options and RSUs for annual long-term equity incentive awards.

In 2024, we again awarded a mix of stock options and RSUs to our executive officers. Based on the recommendation of Aon and review of market data, our Compensation Committee and Board of Directors determined to award 82% of the total value of the long-term annual equity incentive awards made to Mr. Gad in the form of a stock option and 18% of the total value of the long-term annual equity incentive awards made to Mr. Gad in the form of RSUs.

Based on the recommendation of Aon and a review of market data, on January 18, 2024, Mr. Gad received options to purchase 132,500 shares of common stock at an exercise price of $9.83 per share and an RSU award covering 22,100 shares of common stock. Consistent with our compensation philosophy, in 2024 the Board set the value of the awards to Mr. Gad at approximately the 50th percentile in relation to the Peer Group. The shares subject to each option vests and becomes exercisable based on our “Standard Option Vesting Schedule” of 25% on the one-year anniversary of the date of grant, and 1/48 of the total shares subject to the option award vesting on the same day of the month as the grant date over the course of the next three (3) years, subject to the named executive officer’s continued service on each vesting date. The RSUs vest in three (3) equal annual increments each, of one-third (1/3) of the total number awarded on the first, second, and third anniversary of the date of grant, subject to the named executive officer’s continued service on each vesting date (our “Standard RSU Vesting Schedule”).

Pursuant to the terms of his employment agreement, on February 12, 2024, our Compensation Committee granted Mr. Rossi an option under the 2018 Plan to purchase 214,200 shares of common stock, at an exercise price of $14.36 per share and an RSU award covering 35,700 shares of common stock. The option vests and becomes exercisable in accordance with our Standard Option Vesting Schedule and the RSUs vest in accordance with our Standard RSU Vesting Schedule. In addition, on February 12, 2024, to further incentivize Mr. Rossi, and taking into account Mr. Rossi’s performance and contributions and the positive feedback from investors and related positive impact on our stock price since Mr. Rossi stepped into the position of President and Chief Executive Officer, our Compensation Committee determined to award Mr. Rossi a PSU covering 54,000 shares of common stock. Pursuant to the initial terms of the PSU, the PSU would vest in three (3) equal annual increments of one-third (1/3) of the total number awarded on the first, second, and third anniversary of the date of grant, in each case, subject to the average closing price of the Company’s common stock over the preceding thirty (30) trading days being equal to or greater than $10.00 per share and to Mr. Rossi’s continued employment on each vesting date. In February 2025, our Compensation Committee approved a modification of the vesting terms of the PSU to align with the Compensation Committee’s intent with respect to the purpose of such award. Pursuant to the vesting terms, as so modified, the PSU award is divided into three equal tranches and each tranche will vest on the first day during the measurement period beginning February 12, 2025 through and including February 12, 2027 (the “Measurement Period”) on which both the service condition applicable to such tranche and the stock price performance condition are met, subject to Mr. Rossi’s continued employment with the Company through such date. The stock price performance condition will be met if, on any date during the Measurement Period, the average closing price of the Company’s common stock over the preceding thirty (30) trading days is equal to or greater than $10.00 per share. The service condition will be met as follows: with respect to tranche 1 (1/3 of the PSU award), on the first anniversary of the date of grant; with respect to tranche 2 (1/3 of the PSU award), on the second anniversary of the date of grant; and with respect to tranche 3 (1/3 of the PSU award), on the third anniversary of the date of grant.

Pursuant to the terms of his employment agreement, on July 12, 2024, we granted Mr. Pfreundschuh initial equity awards comprised of an option to purchase 170,000 shares of the Company’s common stock (the “Initial Option”) and 46,000 restricted stock units (the “Initial RSU Award”). The Initial Option vests and becomes exercisable according to our Standard Option Vesting Schedule and the Initial RSU Award vests according to our Standard RSU Vesting Schedule.

All options granted to the named executive officers in 2024 were granted at an exercise price no less than the closing sale price of our common stock on the Nasdaq Global Select Market on the date of grant and expire 10 years from the date of grant. None of the options granted to the named executive officers provide for tax reimbursements or tax gross-ups.

In 2025, consistent with our pay-for-performance philosophy, our Compensation Committee determined to incorporate PSU awards into our annual long-term incentive awards to our named executive officers. Our compensation committee awarded an equally-weighted mix of stock options, RSUs, and PSUs to each of our named executive officers. The stock options will vest and become exercisable according to our Standard Stock Option Vesting Schedule and the RSUs will vest according to our Standard RSU Vesting Schedule. The PSUs awarded to each of the named executive officers will vest as described above under “—2024 Say-on-Pay Vote and Stockholder Outreach.”

Clawback Policy

In November 2023, our Board of Directors adopted an incentive compensation recoupment policy (“Clawback Policy”) that complies with the new listing standards adopted by Nasdaq that implement the SEC rules regarding the recoupment of incentive compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applies to our current and former executive officers (as defined in applicable SEC rules). The Clawback Policy requires the company to recover from covered executive officers the amount of erroneously awarded compensation resulting from an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws. The Clawback Policy applies to incentive compensation that is received by a covered officer on or after October 2, 2023.

In addition, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our CEO and CFO may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.

Summary Compensation Table

The following table provides information regarding the compensation paid to or earned by our three (3) named executive officers for each of the years indicated:

						Non-equity
				Stock	Option	Incentive Plan	All Other
		Salary $	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Michael Rossi(4)	2024	705,600	—	1,170,732	2,288,662	392,596	—	4,557,590
President and Chief Executive Officer	2023	109,582	371,623	—	2,629,348	—	—	3,110,553

Thomas Gad(5)	2024	579,752	—	213,928	949,349	248,134	84,000	2,075,163
Founder, Chief Business Officer and Vice Chairman of the Board of Director	2023	664,899	—	190,350	1,152,506	362,370	84,358	2,454,483

Peter Pfreundschuh(6)	2024	252,083	—	573,620	1,580,609	98,405	—	2,504,717
Treasurer and Chief Financial Officer
(1)	Amounts represent the aggregate grant date fair value of RSU awards, PSU awards or option awards, as applicable, granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“Topic 718”), the basis for computing stock-based compensation in our financial statements. The assumptions we used in valuing these equity awards are described in Note 11 to our financial statements included in our Annual Report Form 10-K for the year ended December 31, 2024. The amount for the PSUs granted to Mr. Rossi in 2024 included within the total amount in the “Stock Awards” column reflects the grant date fair value based upon the probable outcome of the performance conditions as of the grant date. Because the PSUs are only subject to market conditions and a service period requirement as defined under Topic 718, they have no maximum grant date fair value that differs from the fair value presented in the table. The amounts shown do not reflect the actual economic value that will be realized by the named executive officer upon vesting of the RSU awards, PSU awards, or stock options, the exercise of the stock options, or the sale of common stock underlying such awards. The calculation assumes that the named executive officer will perform the requisite service for the award to vest in full as required by the SEC.
(2)	The amounts reported in this column for 2024 represent performance-based annual bonuses paid to our named executive officers pursuant to our 2024 Cash Bonus Plan in January 2025 for performance during 2024. See “Compensation of Named Executive Officers—Components of Executive Compensation—Performance-Based Annual Cash Incentive Compensation.”
(3)	The amounts in this column for 2024 include: for Mr. Gad, a monthly housing allowance of $7,000 to cover rental expenses associated with the U.S. residence for Mr. Gad.
(4)	Mr. Rossi serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.

(5)	Mr. Gad’ serves as a member of our Board of Directors but does not receive any additional compensation for his service as a director.
(6)	Mr. Pfreundschuh joined our Company effective June 28, 2024.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with our Named Executive Officers and Potential Payments and Benefits Upon Termination or Change of Control

Employment Agreements

We have entered into employment agreements with each of our named executive officers. Such agreements are summarized below.

Michael Rossi

In connection with his appointment as President and Chief Executive Officer, Mr. Rossi entered into an employment agreement (the “Rossi Employment Agreement”) with us on October 17, 2023. The employment agreement establishes Mr. Rossi’s title, his base salary, the terms of his signing bonus and initial equity grant and a grant he was eligible to receive in fiscal year 2024, his eligibility for an annual bonus, and his eligibility for benefits and also provides for certain benefits upon termination of his employment under specified conditions. Mr. Rossi is eligible to receive an annual bonus with a target of sixty five percent (65%) of his base salary, subject to review and adjustment by us from time to time.

Mr. Rossi’s employment is “at will.” Either we or Mr. Rossi may terminate his employment at any time with or without cause or advance notice, subject to the terms and conditions of the Rossi Employment Agreement. In the event we terminate his employment without “cause” (as defined below) or Mr. Rossi terminates his employment with us for “good reason” (as defined below), then, conditioned upon his execution and non-revocation of a separation agreement and release of claims in a form satisfactory to us, Mr. Rossi will be eligible to receive the following severance benefits: (1) an amount equal to his then current base salary for twelve months, paid pursuant to an installment schedule set forth in the Rossi Employment Agreement; (2) if not yet paid, the amount of his annual cash bonus for the immediately preceding calendar year, paid at the same time as such annual cash bonus would be paid if he had remained employed by us; (3) an amount equal to the annual cash bonus target for the calendar year in which the termination occurs, pro-rated based on days worked within the year; (4) acceleration of any equity awards that are subject to a time-based vesting schedule as if he had remained continuously employed by us for twelve months following the date of the termination; and (5) provided Mr. Rossi timely elects continued coverage under COBRA, payment by us of the COBRA premiums necessary to continue his health insurance coverage in effect on the termination date (the “COBRA Premiums”) beginning on the date of his separation from service and ending on the earliest to occur of (a) twelve months following the date of his separation from service, (b) the date he becomes eligible for group health insurance coverage through a new employer or (c) the date he ceases to be eligible for COBRA coverage for any reason.

In the event Mr. Rossi is terminated by us without “cause” or terminates his employment for “good reason” upon or within twelve months following a Change in Control (as defined in the Rossi Employment Agreement), then, conditioned upon his execution and non-revocation of a separation agreement and release of claims in a form satisfactory to us, Mr. Rossi will be entitled to the following change in control severance benefits: (1) an amount equal to his then current base salary for eighteen months, paid in a lump sum; (2) provided Mr. Rossi timely elects continued coverage under COBRA, payment by us of COBRA Premiums beginning on the date of his separation from service and ending on the earliest to occur of (a) eighteen months following the date of his separation from service, (b) the date he becomes eligible for group health insurance coverage through a new employer or (c) the date he ceases to be eligible for COBRA coverage for any reason; (3) a bonus equivalent to 150% of his annual bonus target for the year in which such termination occurs, payable in lump sum; and (4) full acceleration of (a) the vesting of any service or time-based vesting conditions of his then outstanding equity awards and (b) the vesting of any performance conditions of his then outstanding equity awards at 100% of the target level of achievement, in each case as of later of the date of Mr. Rossi’s termination or the effectiveness of the change in control.

We also have the right to terminate Mr. Rossi’s employment at any time for “cause,” and his employment with us may be terminated due to his death or disability or he may resign at any time without “good reason.” Any such termination or resignation is a non-qualifying termination. If Mr. Rossi becomes subject to a non-qualifying termination, he will cease vesting in any then outstanding equity awards, all payments of compensation by us to him will terminate immediately (except as to amounts already earned), and he will not be entitled to receive the severance benefits, change in control severance benefits or any other severance compensation or benefits. Notwithstanding the foregoing, if Mr. Rossi dies while employed by us, his estate will be entitled to receive an amount equal to six months of his then-current base salary, payable in lump sum.

For purposes of the Rossi Employment Agreement, the term “cause” means (a) conviction of (or plea of guilty or no contest to) any felony or any crime involving moral turpitude; (b) participation in any fraud, act of material dishonesty or act of intentional and willful misconduct against us; (c) intentional damage or willful misappropriation of any property of ours that in any case has a material adverse effect us; (d) material breach of any fiduciary, statutory or contractual duty owed to us and failure to cure such breach within fifteen days of receiving written notice of such breach, if curable; (e) regular and willful failure to diligently and successfully perform his assigned duties under the Rossi Employment Agreement; (f) failure to cooperate with us in any investigation or proceeding by any governmental or similar authority or as otherwise authorized by the Board of Directors or a committee thereof; or (g) being found liable in an action instituted by the SEC or disqualification by the SEC, the US Food & Drug Administration or the European Medicines Agency or other regulatory agency from serving in his capacity as our Chief Executive Officer.

For purposes of the Rossi Employment Agreement, the term “good reason” means any of the following actions taken by us without Mr. Rossi’s consent: (a) any reduction in Mr. Rossi’s base salary; or (b) a material reduction in Mr. Rossi’s duties (including responsibilities and/or authorities), provided, however, that a change in job position shall not be deemed a “material reduction” in and of itself unless Mr. Rossi’s new duties are materially reduced from the prior duties; and provided further that a change in duties due to our becoming a division, subsidiary or other similar part of a larger organization shall not be deemed a “material reduction” in and of itself unless such new duties are materially reduced from the prior duties; or (c) relocation of Mr. Rossi’s principal place of employment to a place that increases Mr. Rossi’s one-way commute by more than fifty (50) miles as compared to Mr. Rossi’s then-current principal place of employment immediately prior to such relocation. Each of the foregoing events is subject to specified notice and cure periods.

Mr. Rossi has also agreed pursuant to an Employee Confidential Information and Inventions Assignment Agreement not to disclose our confidential and proprietary information and to assign to us related intellectual property developed during the course of her employment and to non-competition and non-solicitation of our employees and third parties with whom we do business for one (1) year after termination of employment.

Thomas Gad

In April 2016, we entered into a service agreement with Mr. Gad. The service agreement establishes Mr. Gad’s title, his base salary, his eligibility for an annual bonus, and his eligibility for benefits and also provides for certain benefits upon termination of his employment under specified conditions. Mr. Gad is eligible to receive an annual bonus with a target of fifty percent (50%) of his base salary. Mr. Gad’s employment under the service agreement continues until terminated by us or Mr. Gad. We may terminate Mr. Gad’s employment for any reason with twelve (12) months’ notice and Mr. Gad may terminate his employment with six (6) months’ notice.

Under the terms of the service agreement, if Mr. Gad’s employment is terminated by us without “cause”, as defined in his service agreement, and, subject to Mr. Gad’s execution of a release in form and substance satisfactory to us, we have agreed to continue to pay his then-existing base salary for a period of twelve (12) months, and all benefits set forth in the service agreement, for one (1) full year commencing with the day following the final day of the 12-month notice period such that the total amount of pay shall be twenty-four (24) months of his then-existing base salary, starting from the date of such termination notice.

As defined in Mr. Gad’s service agreement, “cause” means (1) Mr. Gad’s fraudulent, unlawful, grossly negligent or willful misconduct in connection with his duties to us, (2) conduct by Mr. Gad which is materially injurious to the business or reputation of us or any of our affiliated entities or any of their respective partners or members, or (3) Mr. Gad’s conviction of (or plea of nolo contendere to) a felony.

Mr. Gad has also agreed pursuant to his service agreement (1) not to compete with us in the United States, Denmark, or any other territory or country where we maintain employees, own property or otherwise conduct business, during his employment and for a period of (a) one (1) year after the termination of his employment in the event that Mr. Gad terminates his employment or (b) six (6) months after the termination of his employment in the event that we terminate Mr. Gad’s employment, (2) not to solicit our employees during his employment and for a period of (a) one (1) year after the termination of his employment in the event that Mr. Gad terminates his employment or (b) six (6) months after the termination of his employment in the event that we terminate Mr. Gad’s employment, (3) not to disclose our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his employment.

Peter Pfreundschuh

In connection with his appointment as Chief Financial Officer, Mr. Pfreundschuh entered into an employment agreement (the “Pfreundschuh Employment Agreement”) with us on June 28, 2024. The Pfreundschuh Employment Agreement establishes Mr. Pfreundschuh’s title, his base salary, the terms of his initial equity grant, his eligibility for an annual bonus, and his eligibility for benefits and also provides for certain benefits upon termination of his employment under specified conditions. Mr. Pfreundschuh is eligible to receive an annual bonus with a target of forty-five percent (45%) of his base salary, subject to review and adjustment by us from time to time.

Mr. Pfreundschuh’s employment is “at will.” Either the Company or Mr. Pfreundschuh may terminate his employment at any time with or without cause or advance notice, subject to the terms and conditions of the Pfreundschuh Employment Agreement. In the event the Company terminates his employment without “cause” (as defined below) or Mr. Pfreundschuh terminates his employment with the Company for “good reason” (as defined below), then, conditioned upon his execution and non-revocation of a separation agreement and release of claims in a form satisfactory to the Company, Mr. Pfreundschuh will be eligible to receive the following severance benefits: (1) an amount equal to his then current base salary for twelve months, paid pursuant to an installment schedule set forth in the Pfreundschuh Employment Agreement; (2) the unpaid amount of any annual bonus awarded to him prior to such termination; and (3) provided Mr. Pfreundschuh timely elects continued coverage under COBRA, payment by the Company of the COBRA premiums necessary to continue his health insurance coverage in effect on the termination date (the “COBRA Premiums”) beginning on the date of his separation from service and ending on the earliest to occur of (a) twelve months following the date of his separation from service, (b) the date he becomes eligible for group health insurance coverage through a new employer or (c) the date he ceases to be eligible for COBRA coverage for any reason.

In the event there is a Change in Control (as defined in the Pfreundschuh Employment Agreement) and the successor corporation (or a parent or subsidiary of the successor corporation) (1) does not offer Mr. Pfreundschuh employment on terms comparable to his then existing terms of employment or at the level at which he currently has with the Company and in connection therewith, Mr. Pfreundschuh terminates employment or (2) Mr. Pfreundschuh’s employment is terminated by such successor corporation without “cause” or by him for “good reason,” within one-year after the Change in Control, then Mr. Pfreundschuh will be entitled to receive the following change in control severance benefits: (1) payment of his accrued but unpaid base salary through the date of termination, at the rate in effect at the time of termination, and accrued but unused vacation and reimbursement of any unreimbursed business expenses incurred prior to the date of termination; (2) continued payment of his then current base salary (without regard to any reduction in base salary that served as the basis for a resignation for good reason) for twelve months following the date of termination in accordance with the Company’s ordinary payroll practice; (3) provided Mr. Pfreundschuh timely elects continued coverage under COBRA, payment by the Company of COBRA Premiums beginning on the date of his separation from service for a period of twelve months following the date of his separation from service or until he obtains new employment, whichever comes first; (4) a bonus equivalent to 100% of his annual bonus target for the year in which such termination occurs, payable in lump sum; and (5) full acceleration of (a) the vesting of any service or time-based vesting conditions of his then outstanding equity awards and (b) the vesting of any performance conditions of his then outstanding equity awards at 100% of the target level of achievement, in each case as of later of the date of Mr. Pfreundschuh’s termination or the effectiveness of the change in control.

Pursuant to the Pfreundschuh Employment Agreement, the Company has the right to terminate Mr. Pfreundschuh’s employment at any time for “cause,” his employment with the Company may be terminated due to his death or disability or he may resign at any time without “good reason.” Any such termination or resignation is a non-qualifying termination. If Mr. Pfreundschuh becomes subject to a non-qualifying termination, he will cease vesting in any then outstanding equity awards, all payments of compensation by the Company to him will terminate immediately (except as to amounts already earned), and he will not be entitled to receive the severance benefits, change in control severance benefits or any other severance compensation or benefits.

For purposes of the Pfreundschuh Employment Agreement, the term “cause” means (a) commission of any felony or crime involving dishonesty; (b) participation in any fraud against the Company; (c) the material breach of Mr. Pfreundschuh’s duties to the Company of a nature or severity that the Company determines in its sole but reasonable discretion warrants immediate termination; (d) persistent unsatisfactory performance of job duties after written notice from the Company and at least thirty (30) days opportunity to cure (if deemed curable in the sole but reasonable discretion of the Company); (e) intentional damage to any property of the Company of a material nature; (f) misconduct, or other violation of Company policy that causes substantial or lasting harm; (g) material breach of any written agreement with the Company that continues uncured for thirty (30) days; and (h) conduct by Mr. Pfreundschuh which in the good faith and reasonable determination of the Company demonstrates gross unfitness to serve.

For purposes of the Pfreundschuh Employment Agreement, the term “good reason” means any of the following actions taken by the Company without Mr. Pfreundschuh’s consent: (a) a material reduction in Mr. Pfreundschuh’s base salary which the parties mutually agree is a reduction of more than 10% of Mr. Pfreundshuh’s base salary or (b) a material reduction in Mr. Pfreundschuh’s duties (including responsibilities and/or authorities), provided, however, that a change in job position shall not be deemed a “material reduction” in and of itself unless Mr. Pfreundschuh’s new title or duties are materially reduced from the prior title or duties; and provided further that a change in title or duties due to the Company becoming a division, subsidiary or other similar part of a larger organization shall not be deemed a “material reduction” in and of itself unless such new title or duties are materially reduced from the prior title or duties; or (c) relocation of Mr. Pfreundschuh’s principal place of employment to a place that increases Mr. Pfreundschuh’s one-way commute by more than fifty (50) miles as compared to Mr. Pfreundschuh’s then-current principal place of employment immediately prior to such relocation. Each of the foregoing events is subject to specified notice and cure periods.

In addition to the Pfreundschuh Employment Agreement, on June 28, 2024, Mr. Pfreundschuh entered into the Company’s standard form Invention and Confidential Information Agreement with the Company which contains restrictive covenants, including covenants related to non-competition and non-solicitation of the Company’s employees, consultants, contractors, customers or suppliers, at all times during employment and, in the case of the non-solicitation covenant, for one year after any termination of employment, and prohibits unauthorized use or disclosure of the Company’s confidential information and trade secrets, among other obligations.

Potential Payments and Benefits Upon Termination or Change of Control

Cash payment and benefits

In the event of a termination without “cause,” our named executive officers are generally entitled to receive the other cash payments and benefits provided in each of their respective employment agreements, as described above in the subsection entitled “— Employment Agreements.”

Stock Options granted on or after September 28, 2022

On September 28, 2022, our Board of Directors resolved to change the vesting terms for stock options going forward so that any stock option granted to our named executive officers on or after September 28, 2022, no longer automatically fully vests or becomes immediately exercisable in the event of a change of control. Also on September 28, 2022, our Board of Directors resolved to change the vesting terms for stock options going forward so that stock options granted to our named executive officers on or after September 28, 2022, no longer automatically continue to vest after a termination of service of the named executive officer irrespective of the reason for the termination of service.

Stock Options granted before September 28, 2022

In the event of a change of control, as defined in the 2018 Plan and the preceding 2015 Equity Incentive Plan (the “2015 Plan”), each option granted to our named executive officers under the 2015 Plan and under the 2018 Plan, as applicable, before September 28, 2022, will fully vest and become immediately exercisable.

In the event any of our named executive officers’ employment is terminated by us without “cause” or by any of the named executive officers for “good reason”, or by their “retirement” or “disability”, as such terms are defined in the 2015 Plan and/or as determined for grants made under the 2018 Plan (with respect to good reason, as summarized below), or by death, the options granted to the named executive named officers before September 28, 2022 will continue to vest and become exercisable in accordance with our Standard Option Vesting Schedule and the stock options granted to our named executive officers on or after September 28, 2022, will not continue to vest. If a named executive officer’s employment is terminated for “cause” or by the named executive officer voluntarily (other than for retirement), the vesting schedule for options granted to the named executive officer will terminate immediately and shares subject to the option which have not vested prior to such termination will not become exercisable.

As defined in the 2015 Plan and the 2018 Plan:

“change of control” generally means (1) the acquisition by a person or entity of more than 50% of our combined voting power (except a change in ownership as a result of a private financing of us that is approved by our Board of Directors), (2) the change in effective control of us which occurs on the date that a majority of members of our Board of Directors is replaced during any twelve (12) month period by directors whose appointment of election is not endorsed by a majority of the members of our Board of Directors prior to the date of the appointment or election (if any person or entity is considered to be in effective control of us, the acquisition of additional control of us by the same person or entity will not be considered a change in control), and (3) the acquisition by a person or entity of a substantial portion of our assets with a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition.

As defined in the 2015 Plan and as determined in connection with grants made under the 2018 Plan:

“cause” generally means abuse of alcohol or another drug while performing his or her duties as an employee of ours, or a breach of or failure or refusal by participant to comply with any material provision of his or her employment agreement or arrangement with us if not cured within ten (10) days after written notice thereof from us; and

“good reason” generally means, during the term of the participant’s employment relationship with us, without the participant’s written consent, we cause a material reduction in base salary or compensation and bonus opportunity, a relocation of participant’s principal place of employment by more than 50 miles, any material breach by us of any provision in the participant’s employment agreement or arrangement or other agreements, our failure to obtain an agreement from any successor to us to assume and agree to perform a participant’s employment agreement or arrangement in the same manner and to the same extent that we would be required to perform if no succession had taken place (except where such assumptions occurs by operation of law), a material, adverse change in the participant’s title, authority, duties, or responsibilities (except temporary change while participant is physically or mentally incapacitated or as required by applicable law), or a material change in the reporting structure applicable to the participant.

Outstanding Equity Awards at 2024 Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

	Option Awards				Stock Awards
								Equity
								Incentive
								Plan Awards:
							Equity Incentive	Market or
							Plan Awards:	Payout Value of
							Number of	Unearned
					Number of	Market Value of	Unearned Shares,	Shares, Units or
	Number of Securities				Shares or	Share or Units of	Units or Other	Other Rights
	Underlying		Option	Option	Units of Stock that	Stock that	Rights that Have	that Have not
	Unexercised Options (#)		Exercise Price	Expiration	Have Not Vested	Have Not Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)	(#)(3)	($)(2)
Michael Rossi(4)	166,606	448,634	5.75	November 6, 2033
	—	214,200	14.36	February 12, 2034
					35,700	279,531
							54,000	422,820

Thomas Gad(5)	103,000	—	2.00	June 10, 2025
	143,169	—	4.38	October 21, 2026
	16,000	—	8.50	December 14, 2026
	100,000	—	11.16	April 24, 2028
	107,500	—	21.97	December 11, 2028
	130,000	—	30.34	January 7, 2030
	91,450	—	53.88	December 15, 2030
	82,412	27,588	15.73	December 14, 2031
	38,712	21,288	9.52	May 18, 2032
					27,001	211,418
	115,965	126,235	4.70	January 17, 2033
	20,310	54,690	5.75	November 6, 2033
	—	132,500	9.83	January 18, 2034
					22,100	173,043

Peter Pfreundschuh(5)	170,000	—	12.47	July 12, 2034
					46,000	360,180
(1)	Amounts shown in this column include: 1) Mr. Rossi’s 35,700 RSUs that will vest in three equal installments on February 12, 2025, February 12, 2026 and February 12, 2027, subject to his continued service on each vesting date; 2) Mr. Gad’s 27,001 RSUs that vest in two equal annual installments on January 17, 2025, and January 17, 2026, subject to his continued service on each vesting date; 3) Mr. Gad’s 22,100 RSUs that vest in three equal annual installments on January 18, 2025, January 18, 2026 and January 18, 2027, subject to his continued service on each vesting date; and 4) Mr. Pfreundschuh’s 46,000 RSUs that vest in three equal installments on July 12, 2025, July 12, 2026 and July 12, 2027, subject to his continued service on each vesting date.
(2)	Calculated based on the closing price per share of our common stock on December 31, 2024, which was $7.83.
(3)	Amounts shown in this column include Mr. Rossi’s 54,000 PSUs which will vest, if at all, based on satisfaction of the Stock Price Performance Condition during the measurement period beginning February 12, 2025, through and including February 12, 2027, and Service Conditions, as described under “Executive Officer and Director Compensation—Compensation of Named Executive Officers—Description of Equity Awards.” We have reflected the number of PSUs that will vest based on target performance in the table above. The actual number of PSUs that will be earned by Mr. Rossi is not yet determinable.
(4)	These options shown for Mr. Rossi were granted on November 6, 2023, and February 12, 2024, respectively, and vest as to 25% of the shares on the anniversary of the grant date and thereafter as to 2.0833% of the shares in equal monthly installments through the fourth anniversary of the grant date.
(5)	These options shown for Mr. Gad were granted on June 10, 2015, October 21, 2016, December 14, 2016, April 24, 2018, December 11, 2018, January 7, 2020, December 15, 2020, December 14, 2021, May 18, 2022, January 17, 2023, November 6, 2023 and January 18, 2024, respectively, and vest as to 25% of the shares on the anniversary of the grant date and thereafter as to 2.0833% of the shares in equal monthly installments through the fourth anniversary of the grant date.

(6)	These options shown for Mr. Pfreundschuh were granted on July 12, 2024, and vest as to 25% of the shares on the anniversary of the grant date and thereafter as to 2.0833% of the shares in equal monthly installments through the fourth anniversary of the grant date.

Other Benefit Plans

Health Insurance

We currently provide broad-based health and welfare benefits that are available to all of our current U.S. employees (including Mr. Rossi, Mr. Gad and Mr. Pfreundschuh), including health, life and disability insurance. Health insurance benefits for the employees of our Danish subsidiary are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

401(k) Retirement Plan

We maintain a defined contribution employee retirement plan for our current U.S. employees, including Mr. Rossi, Mr. Gad, Mr. Pfreundschuh and other executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions, but to date we have not provided any employer matching contributions.

We have established a retirement program for the employees of our Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. We have not provided any employer matching contributions during the year ended December 31, 2024.

Equity Granting Policy

Our Board of Directors, on the recommendation of our Compensation Committee, has adopted an equity granting policy (the “Equity Granting Policy”). The Equity Granting Policy provides that annual equity grants to our executive officers and employees will be approved by our Compensation Committee in January, that equity awards to our non-employee directors will be made in accordance with our Amended and Restated Non-Employee Director Compensation Policy and that equity awards to newly hired employees will be made in March, June, September and December. Under the Equity Granting Policy authority is delegated to our Chief Executive Officer to approve equity awards to newly hired employees who are not officers subject to Section 16 of the Exchange Act, subject to the parameters set forth in the policy. The Equity Granting Policy further provides that awards to newly hired employees who are officers subject to Section 16 of the Exchange Act, other than the Chief Executive Officer, must be approved by our Compensation Committee and that awards to a newly hired Chief Executive Officer must be approved by our Board upon the recommendation of our Compensation Committee. Our Compensation Committee generally does not take material nonpublic information into account when determining the timing and terms of such awards. In 2024, our Compensation Committee did not time the disclosure of material nonpublic information for the purpose of benefiting the value of executive compensation.

Insurance and Indemnification

We maintain a general liability insurance policy that covers specified liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with each of our officers and directors. These indemnification agreements require us, among other things, to indemnify each such director (and their affiliated funds) or officer for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts, incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or officers. Some of our non-employee directors may, through their relationships with their employers, be insured or indemnified against specified liabilities incurred in their capacities as members of our Board of Directors.

Tax Considerations

The Compensation Committee considers the potential future effects of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) on compensation paid to our named executive officers. Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of the company’s chief executive officer and the three most highly compensated executive officers (other than the chief executive officer and chief financial officer). Pursuant to tax legislation signed into law on December 22, 2017 (the “Tax Act”), for taxable years beginning after December 31, 2017, the Section 162(m) deduction limitation is expanded so that it also applies compensation in excess of $1 million paid to a public company’s chief financial officer. Historically, compensation that qualified under Section 162(m) as performance-based compensation was exempt from the deduction limitation. However, subject to certain transition rules, the Tax Act eliminated the qualified performance-based compensation exception. As a result, for taxable years beginning after December 31, 2017, all compensation in excess of $1 million paid to each of the executives described above (other than certain grandfathered compensation or compensation paid pursuant to certain equity awards granted before or during a transition period following our initial public offering) will not be deductible by us.

Accounting Considerations

We account for equity compensation paid to our employees under the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), which requires us to estimate and record an expense over the service period of the equity award. Our cash compensation is recorded as an expense over the period the bonus is earned. The accounting impact of our compensation programs is one of many factors that the Compensation Committee considers in determining the structure and size of our executive compensation programs.

Director Compensation

Non-Employee Director Compensation Policy

Based on recommendation by Aon and review of competitive market data, our Compensation Committee recommended and our Board of Directors in April 2024 approved and adopted, an amendment to our previously approved policy with respect to the compensation payable to our non-employee directors, as described below.

Under this policy, each non-employee director is eligible to receive compensation for his or her service on our Board of Directors and for service on each committee on which the director is a member, which consists of an initial equity award as well as annual cash retainers and equity awards. We reimburse our non-employee directors for reasonable travel, food, lodging and other out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings. The compensation that we pay to our named executive officers of whom two, Mr. Rossi and Mr. Gad, are employee directors, is discussed earlier in this “Executive and Director Compensation” section.

Except for fees and equity awards, we do not provide our independent directors with any other form of compensation. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

The following table sets forth information regarding compensation paid to our non-employee directors during the fiscal year ended December 31, 2024.

	Fees Earned or	Stock	Option
Name	Paid in Cash ($)	Awards ($)(1)(2)(3)	Awards ($)(1)(2)(4)	Total ($)
Dr. Gérard Ber	40,061	—	—	40,061
David N. Gill	82,500	41,975	125,817	250,292
Dr. James I. Healy	95,000	41,975	125,817	262,792
Laura J. Hamill	70,000	41,975	125,817	237,792
Dr. Ashutosh Tyagi	60,000	41,975	125,817	227,792
Dr. Mary Tagliaferri(5)	31,301	116,954	454,242	602,497
Johan Wedell‑Wedellsborg	60,000	41,975	125,817	227,792
(1)	In accordance with SEC regulations, this column reflects the aggregate grant date fair value of the RSU awards and option awards, as applicable, granted during fiscal year 2024 computed in accordance with Topic 718. With respect to our non-employee directors other than Dr. Tagliaferri, these awards were granted pursuant to our Non-Employee Director Compensation Policy on June 11, 2024, the date of our 2024 annual meeting of stockholders. With respect to Dr. Tagliaferri, these awards were granted pursuant to our Non-Employee Director Compensation Policy on March 12, 2024, the date of the first meeting of our Board of Directors following her appointment as a director, and on June 11, 2024, the date of our 2024 annual meeting of stockholders. See also the information appearing under the heading entitled “Share-Based Compensation” in Note 11 to our consolidated financial statements included as part of our Annual Report for certain assumptions made in the valuation of such awards. These amounts do not reflect the actual economic value that will be realized by the named non-employee director upon vesting of the awards, the exercise of awards, or the sale of the common stock underlying such awards.
(2)	The following table sets forth the aggregate number of outstanding RSUs and stock options held by our non-employee directors as of December 31, 2024. As of December 31, 2024, there were no other equity or option awards outstanding and held by our non-employee directors.

Name	RSUs (#)	Option (#)
Dr. Gérard Ber	—	86,000
David N. Gill	3,495	106,495
Dr. James I. Healy	3,495	88,717
Laura J. Hamill	3,495	82,495
Dr. Ashutosh Tyagi	3,495	114,495
Dr. Mary Tagliaferri	6,995	42,445
Johan Wedell‑Wedellsborg	3,495	150,495
(3)	Except as set forth in footnote (5) below, RSUs granted to our non-employee directors during the year ended December 31, 2024 vest in full on the earlier of the first anniversary of the date of grant or the date immediately preceding the date of the Annual Meeting.
(4)	Except as set forth in footnote (5) below, stock options granted to our non-employee directors during the year ended December 31, 2024, vest in 12 equal monthly installments.
(5)	Dr. Mary Tagliaferri was appointed to our Board of Directors on February 29, 2024, and 4,660 shares of RSUs were granted to her on March 12, 2024, which vest in equal quarterly installments until the third anniversary of the date of grant. 27,900 shares of stock options were granted to her on March 12, 2024, which vest in equal monthly installments until the third anniversary of the date of grant.

Our Non-Employee Director Compensation Policy

In 2024, the Compensation Committee engaged Aon, its third-party independent consultant, to review and make recommendations with respect to its compensation policies relative to our peer group. Based on this review, in April 2024, our Board of Directors approved the amended and restated non-employee director compensation policy. As part of the amendment and restatement of the non-employee director compensation policy in April 2024, the Compensation Committee and our Board of Directors determined to make no change to the cash retainers payable to our non-employee directors. The following table includes the cash retainers paid to our non-employee directors for their service in 2024 and earned in 2024, which were the same as those paid to our non-employee directors for their service in 2023:

	Annual Retainer	Additional Annual
	Amount	Retainer
Board of Directors and Board Committee	For Member	Amount for Chair
Board Member	$50,000	$35,000
Audit Committee	$10,000	$20,000
Compensation Committee	$7,500	$15,000
Nominating and Governance Committee	$5,000	$10,000

The non-employee director compensation policy as effect until April 2024 also provided for an initial equity award to be granted at the first regularly scheduled board meeting held on or after a director’s first appointment or election to our Board of Directors, comprised of (i) a non-qualified stock option award with respect to 27,900 shares of common stock (decreased from 32,000 shares of common stock in 2022) vesting in equal monthly installments until the third anniversary of the date of grant, and (ii) an RSU award with respect to 4,660 shares of common stock (no RSUs in 2022) vesting in equal quarterly installments until the third anniversary of the date of grant. Further, under the amended and restated non-employee director compensation policy, each non-employee director is eligible to receive an annual equity award to be made automatically on the earlier of the date of our annual meeting or June 30 each year that is comprised of (i) a non-qualified stock option with respect to 13,950 shares of common stock, vesting in equal monthly installments until the first anniversary of the date of grant, and (ii) an RSU award with respect to 2,330 shares of common stock, vesting in full on the earlier of the first anniversary of the date of grant or the date immediately preceding the date of the following annual meeting of stockholders. The vesting of all of these equity awards is subject to the non-employee director’s continued service on our Board of Directors through each applicable vesting date.

In April 2024, upon the recommendation of Aon and following a review of market data, in order to align the equity component of non-employee director compensation to the 50th percentile of our peer group, the Compensation Committee recommended, and the Board of Directors approved, amendments to the equity compensation of our non-employee directors under the non-employee director compensation policy. As amended, the non-employee director compensation policy provided for initial equity awards to be made automatically on the date on which a new non-employee director commences service pursuant to such director’s first appointment or election to our Board of Directors (or, if the date of such commencement of service is not a trading day, the first trading day following the date of such commencement of service), comprised of (i) a non-qualified stock option with an aggregate grant date value equal to $255,000, vesting in equal monthly installments until the third anniversary of the date of grant and (ii) an RSU award with an aggregate grant date value equal to $85,000, vesting in equal quarterly installments until the third anniversary of the date of grant. Further, as amended, the non-employee director compensation policy provides for an annual equity award to be made automatically on the earlier of the date of our annual meeting or June 30 each year that is comprised of (i) a non-qualified stock option with an aggregate grant date value equal to $127,500, vesting in equal monthly installments until the first anniversary of the date of grant, and (ii) an RSU award with an aggregate grant date value equal to $42,500, vesting in full on the earlier of the first anniversary of the date of grant or the date immediately preceding the date of the following annual meeting of stockholders. The vesting of all of these equity awards is subject to the non-employee director’s continued service on our Board of Directors through each applicable vesting date. The number of shares of common stock subject to an option granted under the non-employee director compensation policy, as amended, was determined based on a Black Scholes model calculated using the average closing price per share of our common stock over the 30-calendar day period immediately preceding the grant date. The number of shares of common stock subject to RSUs granted under the non-employee director compensation policy, as amended, was determined based on the average closing price per share of our common stock for the 30-calendar day period immediately preceding the grant date.

In March 2025, upon the recommendation of Aon and following a review of market data, in order to align the equity component of non-employee director compensation to the 50th percentile of our peer group, the Compensation Committee recommended, and the Board of Directors approved, amendments to the annual equity award component of our non-employee director compensation under the non-employee director compensation policy. All other terms of the non-employee director compensation policy (including with respect to cash retainers and the initial director equity award) remain the same. As amended, the non-employee director compensation policy provides for an annual equity award to be made automatically on the earlier of the date of our annual meeting or June 30 each year that is comprised of (i) a non-qualified stock option with an aggregate grant date value equal to $122,000, vesting in equal monthly installments until the first anniversary of the date of grant, and (ii) an RSU award with an aggregate grant date value equal to $122,000, vesting in full on the earlier of the first anniversary of the date of grant or the date immediately preceding the date of the following annual meeting of stockholders. The vesting of all of these equity awards is subject to the non-employee director’s continued service on our Board of Directors through each applicable vesting date. The number of shares of common stock subject to an option granted under the non-employee director compensation policy, as amended, will be determined based on a Black Scholes model calculated using the average closing price per share of our common stock over the 30-calendar day period immediately preceding the grant date. The number of shares of common stock subject to RSUs granted under the non-employee director compensation policy, as amended, will be determined based on the average closing price per share of our common stock for the 30-calendar day period immediately preceding the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2025, by:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each of our directors as of the date of this Amendment;
●	each of our executive officers as of the date of this Amendment, who served during the year ended December 31, 2024, named in the Summary Compensation table herein, whom, collectively, we refer to as our named executive officers; and
●	all of our executive officers and directors of the date of this Amendment as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Percentage of beneficial ownership is based on 45,267,915 shares of our common stock outstanding as of April 14, 2025. In addition, shares of common stock subject to options or other rights that are currently exercisable, or that will become exercisable or will vest within sixty (60) days of April 14, 2025, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the individual holding such options, warrants or other rights (but not any other individual) and (ii) the directors and executive officers as a group. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Y-mAbs Therapeutics, Inc., 202 Carnegie Drive Center, Suite 301, Princeton, New Jersey 08540.

	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
5% Stockholders
Entities affiliated with WG Biotech ApS(1)	4,559,233	10.1%
Rungsted Strandvej 113
DK 2960
Rungsted Kyst, Denmark
Entities affiliated with Paradigm BioCapital Advisors LP(2)	4,086,346	9.0%
767 Third Avenue, 17th Floor
New York, NY 10017
Entities affiliated with HBM Healthcare Investments (Cayman) Limited(3)	3,297,800	7.3%
Governors Square
23 Lime Tree Bay Avenue
PO Box 30852
Grand Cayman, Cayman Islands
Entities affiliated with BlackRock, Inc.(4)	2,917,080	6.4%
55 East 52nd Street
New York, NY 10055
Entities affiliated with Acorn Bioventures(5)	2,761,825	6.1%
420 Lexington Avenue
Suite 2626
New York, NY 10170
	Number of	Percentage
	Shares	of Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Executive Officers and Directors
Michael Rossi (6)	322,741	* %
Thomas Gad (7)	1,265,063	2.7%
Peter Pfreundschuh	—	* %
Johan Wedell‑Wedellsborg (8)	4,715,553	10.4%
Laura J. Hamill (9)	88,320	*
Dr. James I. Healy (10)	2,314,598	5.1%
Dr. Ashutosh Tyagi (11)	120,320	*
David N. Gill (12)	112,320	*
Dr. Mary Tagliaferri (13)	31,599	*
All Current Executive Officers and Directors as a Group (12 persons) (14)	9,229,478	19.5%
*	Represents less than one percent of our outstanding common stock.
(1)	Johan Wedell-Wedellsborg is the majority owner of WG Biotech ApS and as such has sole voting and dispositive power with respect to such shares.
(2)	The amounts shown and the following information were provided pursuant to a Schedule 13G/A filed with the SEC on November 14, 2024 by (i) Paradigm BioCapital Advisors LP (the “Adviser”); (ii) Paradigm BioCapital Advisors GP LLC (the “Adviser GP”); (iii) Senai Asefaw, M.D.

(“Senai Asefaw”); and (iv) Paradigm BioCapital International Fund Ltd. (the “Fund”). The Fund is a private investment vehicle. The Fund and one or more separately managed accounts managed by the Adviser (the “Account”) directly beneficially own the shares of common stock. The Adviser is the investment manager of the Fund and the Account. The Adviser GP is the general partner of the Adviser. Senai Asefaw is the managing member of the Adviser GP. The Adviser, the Adviser GP and Senai Asefaw each reported having sole voting and dispositive control over 4,086,346 shares of common stock, and the Fund reported having sole voting and dispositive control over 3,505,748 shares of common stock.
(3)	The amounts shown and the following information were provided by HBM Healthcare Investments (Cayman) Ltd (“HBM”) pursuant to Amendment No. 6 to a Schedule 13G filed with the SEC on February 13, 2024. HBM reports that it has sole voting power and sole dispositive power over 3,297,800 shares.
(4)	The amounts shown and the following information were provided by BlackRock, Inc. (“BlackRock”) pursuant to Amendment No. 3 on a Schedule 13G filed with the SEC on January 26, 2024. BlackRock reports that it has sole voting power over 2,879,899 of these shares and sole dispositive power over 2,917,080 shares.
(5)	The amounts shown and the following information were provided by Acorn Bioventures, L.P.; Acorn Capital Advisors GP, LLC; Acorn Bioventures 2 L.P.; Acorn Capital Advisors GP 2, LLC; and Mr. Anders Hove, pursuant to Amendment No. 1 on a Schedule 13G filed with the SEC on February 6, 2024. Acorn Bioventures, L.P. and its general partner Acorn Capital Advisors GP, LLC reported having shared voting and dispositive powers over and be the beneficial owner of 1,159,966 shares; Acorn Bioventures 2 L.P. and its general partner Acorn Capital Advisors GP 2, LLC reported having shared voting and dispositive powers over and be the beneficial owner of 1,601,859 shares. Mr. Hove reported in his capacity as manager of each of Acorn Capital Advisors GP, LLC and Acorn Capital Advisors GP 2, LLC that he may be deemed to beneficially own the shares beneficially owned by each of Acorn Bioventures, L.P. and Acorn Bioventures 2 L.P.
(6)	Includes (i) 7,982 shares owned outright by Mr. Rossi; and (ii) 314,759 shares of common stock underlying securities that are exercisable by Mr. Rossi as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(7)	Includes (i) 67,681 shares of common stock owned by GAD Enterprises LLC, of which Mr. Gad is the sole member and manager and as such Mr. Gad has sole voting and dispositive power with respect to such shares, (ii) 92,486 shares owned by Mr. Gad outright; (iii) 60,000 shares of common stock owned by Mr. Gad’s children who are deemed to share the same household, and (iv) 1,044,896 shares of common stock underlying securities that are exercisable as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(8)	Includes (i) 4,559,233 shares of common stock owned by WG Biotech ApS in which Mr. Wedell-Wedellsborg is the majority owner and as such has sole voting and dispositive power with respect to such shares; (ii) 2,330 shares of common stock owned outright by Mr. Wedell-Wedellsborg; and (iii) 153,990 shares of common stock underlying securities that are exercisable as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(9)	Includes (i) 2,330 shares of common stock owned outright by Ms. Hamill; and (ii) 85,990 shares of common stock underlying securities that are exercisable by Ms. Hamill as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(10)	Includes (i) 2,194,278 shares of common stock owned by Sofinnova Venture Partners X, L.P. Dr. Healy is a managing member of Sofinnova Management X-A, L.L.C., the General Partner of Sofinnova Venture Partners X, L.P., and as such has voting and dispositive power over such shares with Maha Katabi, Ph.D., CFA, the other managing member of Sofinnova Management X, L.L.C.; (ii) 28,108 shares owned outright by Dr. Healy; and (iii) 92,212 shares of common stock underlying securities that are owned outright by Dr. Healy and which are exercisable as of April 14, 2025 or will become exercisable or will vest and settle within 60 days after such date.
(11)	Includes (i) 2,330 shares of common stock owned outright by Dr. Tyagi; and (ii) 117,990 shares of common stock underlying options that are exercisable by Dr. Tyagi as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(12)	Includes (i) 2,330 shares of common stock owned outright by Mr. Gill; and (ii) 109,990 shares of common stock underlying securities that are exercisable by Mr. Gill as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(13)	Includes (i) 1,547 shares of common stock owned outright by Dr. Tagliaferri; and (ii) 30,052 shares of common stock underlying securities that are exercisable by Dr. Tagliaferri as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.
(14)	Includes 2,174,687 shares of common stock underlying securities that are exercisable as of April 14, 2025, or will become exercisable or will vest and settle within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had three (3) equity compensation plans, each of which was approved by our stockholders: the 2015 Plan, the 2018 Plan, and our 2018 Employee Stock Purchase Plan (the “2018 ESPP”). In connection with our initial public offering in 2018, our 2018 Plan replaced our 2015 Plan. The 2015 Plan continues to govern grants made under that plan as of this date, but no further grants may be made under it.

Equity Compensation Plan Information

Number of securities
remaining available
for future issuance
	Number of securities		Weighted average		under equity
	to be issued upon		exercise price		compensation plans
	exercise of		of outstanding		(excluding securities
	outstanding options,		options, warrants		reflected in
Plan Category	warrants and rights		and rights		column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	10,575,661	(1)	$17.75	(2)	3,321,432	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	10,575,661		$17.75		3,321,432	(4)
(1)	Consists of (i) 1,070,326 shares to be issued upon exercise of outstanding options under the 2015 Plan as of December 31, 2024, (ii) 8,853,700 shares to be issued upon exercise of outstanding options under the 2018 Plan as of December 31, 2025, (iii) 597,635 shares to be issued upon vesting of outstanding restricted stock units under the 2018 Plan as of December 31, 2024, and (iv) 54,000 shares to be issued upon vesting of outstanding performance-based restricted stock units under the 2018 Plan as of December 31, 2024. The 10,575,661 securities included in the table above include 5,720,425 shares to be issued upon exercise of outstanding options granted prior to September 28, 2022. For information about the terms of the stock options granted prior to September 28, 2022, see “Potential Payments and Benefits Upon Termination or Change of Control—Stock Options Granted Prior to September 28, 2022.”
(2)	Consists of the weighted average exercise price of the 9,924,026 stock options outstanding on December 31, 2024. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.
(3)	Consists of (i) 2,621,432 shares that remained available for future issuance under the 2018 Plan as of December 31, 2024, and (ii) 700,000 shares that remained available for future issuance under the 2018 ESPP as of December 31, 2024. No shares remained available for future issuance under the 2015 Plan as of December 31, 2024.
(4)	The 2018 Plan has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2018 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 4.0% of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our Board of Directors. Pursuant to operation of the evergreen provision, an additional 1,799,532 shares of our common stock were automatically added to the shares reserved for issuance under the 2018 Plan on January 1, 2025. The 2018 ESPP has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2018 ESPP to be added on the first day of each fiscal year, beginning on January 1, 2019 and ending on December 31, 2038, in an amount equal to the lesser of (i) 1,000,000 shares of our common stock, (ii) 1% of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator. No shares our common stock have been added to the shares authorized for issuance under the 2018 ESPP pursuant to this provision as a result of the determination by our Board of Directors, which is the administrator of the 2018 ESPP.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related person transaction policy to set forth policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of (i) $120,000, or (ii) 1% of the average of our total assets at year-end for the last two completed fiscal years and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest (a “related party transaction”).

Any proposed related party transaction must be reported to our Chief Financial Officer. The policy calls for the proposed related person transaction to be reviewed and approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the Chair of our Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under this policy will be considered approved or ratified if it is authorized by our Audit Committee in accordance with the standards set forth in the policy after full disclosure of the related person’s interests in the transaction. As appropriate for the circumstances, the policy provides that our Audit Committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than the terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to us of, the transaction; and
●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our Audit Committee may approve or ratify the related person transaction only if our Audit Committee determines that, under all of the circumstances, the transaction is in our best interests. Our Audit Committee may impose any conditions on the related person transaction as it deems appropriate. The policy also provides that transactions involving compensation of executive officers will be reviewed and approved by our Compensation Committee in the manner specified in its charter.

Board Determination of Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one (1) year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Rule 5605(c)(2)(A) of the Nasdaq Listing Rules, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and Rule 5605(d)(2)(A) of the Nasdaq Listing Rules. Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of the company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors and its Nominating and Corporate Governance Committee annually undertake a review of the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors and its Nominating and Corporate Governance Committee have determined that, each of Mr. Gill, Ms. Hamill, Dr. Healy, Dr. Tagliaferri, Dr. Tyagi and Mr. Wedell-Wedellsborg is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Mr. Rossi is not an independent director under Rule 5605(a)(2) because he is our President and Chief Executive Officer. Mr. Gad is not an independent director because he is our Chief Business Officer. Our Board of Directors also determined that each of Mr. Gill, Dr. Healy and Mr. Wedell-Wedellsborg, all of whom served during 2024 and currently serve on our Audit Committee, satisfies the independence standards for the Audit Committee established by the SEC and the Nasdaq Listing Rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Our Board of Directors further determined that each of Mr. Gill, Ms. Hamill, and Dr. Tagliaferri all of whom served during 2024 and currently serve on the Compensation Committee of our Board of Directors, are independent within the meaning of the Nasdaq Listing Rules relating to independence for purposes of compensation committee service and Rule 10C-1 under the Exchange Act. In addition, in 2024, our Board of Directors and its Nominating and Corporate Governance Committee determined that Dr. Gérard Ber, who served as a member of our Board of Directors and its Compensation Committee for a portion of 2024, was an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and that he was independent within the meaning of the Nasdaq Listing Rules relating to independence for purposes of compensation committee service and Rule 10C-1 under the Exchange Act.

In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence.

Item 14. Principal Accountant Fees and Services

Audit Fees and Services

The following table sets forth fees billed for professional audit services and other services rendered to us by PwC for the fiscal years ended December 31, 2023, and 2024. All such services and fees were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

Fee Category	2024	2023
Audit Fees(1)	$925,000	$800,000
Audit‑Related Fees(2)	6,500	5,936
Tax Fees(3)	38,000	2,032
All Other Fees(4)	2,500	2,000
Total Fees	$972,000	$809,968
(1)	“Audit Fees” consist of fees for professional services performed by PwC, our independent registered public accounting firm, for the audit of our annual financial statements, the review of interim financial statements, audits that are normally provided by PwC in connection with statutory and regulatory filings and services that are normally provided in connection with registration statements. There were no registration statement and regulatory filing related fees in 2024 and 2023.
(2)	“Audit-Related Fees” may consist of fees for professional services performed by our independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.
(3)	“Tax Fees” consist of fees for professional services for tax compliance and tax consulting performed by our independent registered public accounting firm.
(4)	“All Other Fees” include fees for professional services that are appropriately not included in the Audit, Audit-Related, and Tax categories and relate to amounts paid for permissible products and services.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted procedures requiring the pre-approval of all audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of our Audit Committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. Our Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by our Audit Committee, or the Chair of our Audit Committee, in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefore and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statement or supplemental data are filed with this Amendment to Annual Report on Form 10-K. See Index to Financial Statements and Supplemental Data of the Original 10-K.

(a)(2) Financial Statement Schedule

All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original 10-K.

(a)(3) Exhibits

The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 8-K filed September 26, 2018).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Form 8-K filed September 26, 2018).
4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Form S-1/A filed September 7, 2018).
4.2	Description of the registrant’s securities registered pursuant to section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Form 10-K filed March 4, 2025).
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

10.24++

Amendment No. 2, dated March 18, 2021 to License Agreement, dated as of August 20, 2015 between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed, May 9, 2022).

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

10.34†	Severance Agreement dated March 21, 2024 between Y-mAbs Therapeutics A/S and Steen Lisby (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed May 7, 2024)
10.35†	Amended and Restated Non-Employee Director Compensation Policy, effective April 26, 2024 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed May 7, 2024)
10.36†	Employment Agreement, entered into on June 28, 2024, between the Registrant and Peter Pfreundschuh (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, July 1, 2024)
10.37†	Separation Agreement entered into on July 16, 2024, between Bo Kruse and Y-mAbs Therapeutics A/S (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, July 19, 2024)
10.38†	Consultancy Agreement, entered into on July 16, 2024, between the Registrant and Investeringsselskabet GH ApS (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed, July 19, 2024)
10.39

Lease Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q filed, November 8, 2024)

10.40

License Agreement dated September 11, 2024, by and between the Registrant and Princeton 202 Associates Limited Partnership (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed, November 8, 2024)

10.41++

License Agreement, entered into on October 29, 2024 and effective October 23, 2024, by and between the Registrant and Nobelpharma, Co., Ltd. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed, November 4, 2024)

10.42++

Amendment No.3 to License Agreement dated August 20, 2015, entered into and effective on November 8, 2024, by and between the Registrant and Memorial Sloan-Kettering Cancer Center (incorporated by reference to Exhibit 10.42 to the Form 10-K filed March 4, 2025).

10.43++

Amendment No.1 to License Agreement dated December 17, 2020, entered into and effective on December 9, 2024, by and between the Registrant and SciClone Pharmaceuticals International Ltd (incorporated by reference to Exhibit 10.43 to the Form 10-K filed March 4, 2025).

10.44†*	Amended and Restated Non-Employee Director Compensation Policy, effective March 18, 2025.
19.1	Y-mAbs Therapeutics, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed March 4, 2025).
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Form 10-K filed March 4, 2025).
23	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Form 10-K filed March 4, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.1 to the Form 10-K filed March 4, 2025).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.2 to the Form 10-K filed March 4, 2025).
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.1 to the Form 10-K filed March 4, 2025).
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.2 to the Form 10-K filed March 4, 2025).
97.1	Y-mAbs Therapeutics, Inc. Executive Compensation Recoupment Policy (incorporated with reference to Exhibit 97.1 to Registrant’s Form 10-K filed, February 29, 2024)
*	Filed herewith.
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

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2025.

Y-MABS THERAPEUTICS, INC.

By:	/s/ Michael Rossi
Michael Rossi
President, Chief Executive Officer
(Principal Executive Officer)