Form 10-Q
period 2025-06-30
Y-mAbs Therapeutics, Inc.
filed 2025-08-08
CIK 1722964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 45,438,420 shares of Common Stock ($0.0001 par value) outstanding as of August 4, 2025.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report, and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, as supplemented in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we made. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include, without limitation:

●	We may not complete the Merger with Perseus BidCo US, Inc. (the “Parent”) within the timeframe we anticipate, or at all, which could have an adverse effect on our business, prospects, financial condition and results of operations;
●	The pendency of the Merger with Parent could adversely affect our business, financial results and/or operations;
●	We may not be able to successfully implement our business strategy, including our plans to expand the commercialization of DANYELZA® (naxitamab-gqgk), referred to as DANYELZA, and to develop,

obtain regulatory approval of and commercialize our other product candidates based on our Self-Assembly DisAssembly Pretargeted Radio-immuno Therapy, or SADA PRIT, technology platform;
●	Our expectations with respect to the rate and degree of market acceptance and clinical utility for DANYELZA or any current or future product candidates for which we may receive marketing approval may not be realized;
●	We may not be successful in marketing, expanding the indications for, or selling DANYELZA and any current or future product candidates for which we may receive marketing approval;
●	Our expectations with respect to the pricing, coverage and reimbursement of, and the extent to which patient assistance programs are utilized for DANYELZA or other product candidates for which we may receive marketing approval may not be realized, including as a result of government price controls or other changes in pricing regulation that could restrict the amount that we are able to charge for DANYELZA or any of our other product candidates that may be approved in the future;
●	We currently depend on a small number of third-party contract manufacturing organizations, or CMOs, and expect it would be difficult to find suitable replacements for the complex and difficult manufacture of DANYELZA and our product candidates. The loss of any of these CMOs or the failure of any of them to meet their obligations to us could affect our ability to continue to sell DANYELZA or to develop our other product candidates in a timely manner. The anticipated transition of DANYELZA manufacturing to a new facility by our contract manufacturer may not be successful or completed in a timely manner to avoid production delays;
●	The SADA PRIT technology that we use has not been approved for commercial use by the U.S. Food and Drug Administration, or the FDA or any other regulatory authority and our clinical effort may not result in approval or marketable products;
●	We rely on our relationship and collaboration with clinical and academic institutions, in particular on our exclusive rights with Memorial Sloan Kettering Cancer Center, or MSK, and Massachusetts Institute of Technology, or MIT, under the 2015 MSK License Agreement (as amended), and under the 2020 SADA License Agreement;
●	We may be unable to enter into collaborations or strategic partnerships for the development and commercialization of our product candidates and future operations, and the potential benefits of any such collaboration or partnership may not be realized;
●	We currently depend on third parties, such as contract research organizations, or CROs, and CMOs, for a portion of our operations, and we may not be able to control their work as effectively as if we performed these functions ourselves;
●	Our expectations with respect to the commercial value of any of our product candidates, including antibody constructs based on the SADA PRIT technology platform, may not be realized;
●	Our expectations with respect to our ongoing and future clinical trials whether conducted by us or by any of our collaborators, including the initiation of these trials, the pace of enrollment, the completion of enrollment, the availability of data from, and the outcome of, these trials, and expectations with respect to regulatory submissions and potential regulatory approvals, may not be realized, or may not delivered in accordance with our expected timelines;
●	The outcome of pre-clinical studies and early clinical trials related to radioimmunotherapy, or RIT may not be predictive of the success of later clinical trials. Interim results of a clinical trial do not necessarily predict final results, and the results of our clinical trials may not satisfy the requirements of the FDA or

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

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Y-MABS THERAPEUTICS, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,293	$67,234
Accounts receivable, net	15,740	19,688
Inventories	9,719	7,214
Other current assets	4,035	4,373
Total current assets	91,787	98,509
Property and equipment, net	269	42
Operating lease right-of-use assets	3,109	817
Intangible assets, net	2,177	2,276
Inventories, long-term	19,223	17,772
Other assets	646	488
TOTAL ASSETS	$117,211	$119,904
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$7,571	$6,662
Accrued liabilities	14,888	16,406
Operating lease liabilities, current portion	486	630
Total current liabilities	22,945	23,698
Accrued milestones	3,200	3,200
Operating lease liabilities, long-term portion	2,638	190
Other liabilities	935	812
TOTAL LIABILITIES	29,718	27,900
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 5,500,000 shares authorized and none issued at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 45,438,420 and 44,988,313 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5	4
Additional paid-in capital	583,671	576,872
Accumulated other comprehensive income	(612)	2,264
Accumulated deficit	(495,571)	(487,136)
TOTAL STOCKHOLDERS’ EQUITY	87,493	92,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,211	$119,904

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Net Loss and Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUES
Net product revenue	$19,025	$22,798	$39,929	$42,229
License revenue	500	—	500	500
Total revenues	19,525	22,798	40,429	42,729
COST OF GOODS SOLD	2,662	3,014	5,663	5,111
GROSS PROFIT	16,863	19,784	34,766	37,618
OPERATING COSTS AND EXPENSES
License royalties	50	—	50	50
Research and development	11,104	12,341	22,463	25,608
Selling, general, and administrative	11,313	17,232	24,400	28,657
Total operating costs and expenses	22,467	29,573	46,913	54,315
Loss from operations	(5,604)	(9,789)	(12,147)	(16,697)
OTHER INCOME, NET
Interest and other income	2,372	640	3,723	1,079
LOSS BEFORE INCOME TAXES	(3,232)	(9,149)	(8,424)	(15,618)
Provision for income taxes	7	100	12	260
NET LOSS	$(3,239)	$(9,249)	$(8,436)	$(15,878)
Other comprehensive income/(loss)
Foreign currency translation	(2,013)	199	(2,876)	598
COMPREHENSIVE LOSS	$(5,252)	$(9,050)	$(11,312)	$(15,280)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.21)	$(0.19)	$(0.36)
Weighted average common shares outstanding, basic and diluted	45,318,028	44,022,356	45,212,065	43,900,639

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2023	43,672,112	$4	$558,002	$449	$(457,470)	$100,985
Exercise of stock options	71,550	—	588	—	—	588
Stock-based compensation expense	108,976	—	3,846	—	—	3,846
Foreign currency translation	—	—	—	399	—	399
Net loss	—	—	—	—	(6,629)	(6,629)
Balance March 31, 2024	43,852,638	$4	$562,436	$848	$(464,099)	$99,189
Exercise of stock options	699,497	—	1,758	—	—	1,758
Stock-based compensation expense	15,199	—	3,439	—	—	3,439
Foreign currency translation	—	—	—	199	—	199
Net loss	—	—	—	—	(9,249)	(9,249)
Balance June 30, 2024	44,567,334	$4	$567,633	$1,047	$(473,348)	$95,336

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income / (Loss)	Deficit	Equity
Balance December 31, 2024	44,988,313	$4	$576,872	$2,264	$(487,136)	$92,004
Exercise of stock options	57,000	—	114	—	—	114
Stock-based compensation expense	205,481	1	3,397	—	—	3,398
Foreign currency translation	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(5,196)	(5,196)
Balance March 31, 2025	45,250,794	$5	$580,383	$1,401	$(492,332)	$89,457
Exercise of stock options	166,000	—	332	—	—	332
Stock-based compensation expense	21,626	—	2,956	—	—	2,956
Foreign currency translation	—	—	—	(2,013)	—	(2,013)
Net loss	—	—	—	—	(3,239)	(3,239)
Balance June 30, 2025	45,438,420	$5	$583,671	$(612)	$(495,571)	$87,493

The accompanying notes are an integral part of the consolidated financial statements

Y-MABS THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,436)	$(15,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	312
Stock-based compensation	6,243	7,285
Foreign currency transactions	(2,752)	724
Changes in assets and liabilities:
Accounts receivable, net	3,948	263
Inventories	(2,394)	(3,433)
Insurance recovery receivable related to legal settlement	—	(16,025)
Other current assets	338	2,712
Inventories, long-term	(1,451)	(1,084)
Other assets	(158)	115
Accounts payable	3,654	3,406
Accrued liabilities and other	(4,376)	(1,226)
Accrued legal settlement	—	19,650
NET CASH USED IN OPERATING ACTIVITIES	(5,260)	(3,179)
NET CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(127)	—
NET CASH USED IN INVESTING ACTIVITIES	(127)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options	446	2,346
NET CASH PROVIDED BY FINANCING ACTIVITIES	446	2,346
Effect of exchange rates on cash and cash equivalents	—	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,941)	(831)
Cash and cash equivalents at the beginning of period	67,234	78,637
Cash and cash equivalents at the end of period	$62,293	$77,806

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use assets obtained in exchange for lease obligations	$2,560	$320
Property and equipment purchase in accrued liabilities and other	$118	$—

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Y-mAbs Therapeutics, Inc. (“we,” “us,” “our,” the “Company,” or “Y-mAbs”) is a commercial-stage biopharmaceutical company focused on the development and commercialization of novel radioimmunotherapy, and commercial stage antibody-based therapeutic products for the treatment of cancer. Y-mAbs is leveraging the Company’s proprietary radioimmunotherapy and the antibody platforms, and the Company’s deep expertise in the field of radioimmunotherapy and antibodies to develop a broad portfolio of innovative medicines largely in the space of pretargeted radio-isotope labeled therapeutics. The Company’s broad and advanced product pipeline includes the anti-GD2 therapy DANYELZA® (naxitamab-gqgk), the first FDA-approved treatment for patients with relapsed or refractory high-risk neuroblastoma in the bone or bone marrow after a partial response, minor response, or stable disease to prior therapy. Y-mAbs operates as two business units – DANYELZA and Radioimmunotherapy (“RIT”).

The Company is headquartered in New Jersey and was incorporated on April 30, 2015 under the laws of the State of Delaware.

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Perseus BidCo US, Inc., a Delaware corporation (“Parent”), and Yosemite Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), and solely for purposes of Section 5.16 and Article 8 thereof, Stark International Lux, a Luxembourg private limited liability company (société à responsabilité limitée) (“Ultimate Parent”). Please refer to Note 16—SUBSEQUENT EVENTS for more information.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit of $495,571,000 as of June 30, 2025 and $487,136,000 as of December 31, 2024. Through June 30, 2025, the Company has funded the operations primarily through proceeds from sales of shares of the Company’s common stock, including the initial public offering in September 2018 and the Company’s subsequent public offerings in November 2019 and February 2021, as well as additional funding from the sales of DANYELZA and from the sale of the Company’s Priority Review Voucher (“PRV”) obtained upon FDA approval of DANYELZA.

The Company had cash and cash equivalents of $62,293,000 and $67,234,000 as of June 30, 2025 and December 31, 2024, respectively. As of the issuance date of the consolidated financial statements for the three and six months ended June 30, 2025, the Company expects that the cash and cash equivalents as of June 30, 2025 will be sufficient to fund the Company’s operating expenses and capital expenditure requirements as currently planned through at least the next 12 months from the issuance of such financial statements.

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

During the three and six months ended June 30, 2025, the Company recognized $500,000 in license revenue and a corresponding $50,000 in license royalties expense. These amounts were the result of an adjustment for license revenue earned in prior periods in connection with sales-based milestone achievements by a distribution partner in Israel. The Company concluded that the adjustment was not material to the consolidated financial statements for either the current period or prior periods.

The accompanying unaudited consolidated financial statements reflect the accounts of the Company and the Company’s wholly-owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Accounting Standards Codification (“ASC”) Topic 270-10 and the instructions to Form 10-Q. Accordingly, these consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim consolidated financial statements include all adjustments (consisting only of a normal recurring nature) necessary in the judgment of management for a fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated. The Company has evaluated subsequent events through the date of this filing. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by GAAP. You should read these unaudited interim consolidated financial statements in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash equivalents held in money market funds are valued using other significant observable inputs, which represent a Level 2 measurement within the fair value hierarchy. There is no change in the valuation methodology for the six months ended June 30, 2025. The Company has no other cash equivalents.

The following tables present the Company’s fair value hierarchy for cash equivalents, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$60,056	$—	$60,056
Total	$—	$60,056	$—	$60,056

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$64,120	$—	$64,120
Total	$—	$64,120	$—	$64,120

During the three and six months ended June 30, 2025, there were no transfers between Level 1, Level 2, and Level 3.

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

The fair value of performance-based restricted stock units (“PRSU”) issued in 2024 was determined using a Monte-Carlo simulation model. In February 2025, the Company modified the performance period for this grant, resulting in a change of expected term from 3 years to 2 years. The vesting of each tranche of the award depends on the fulfillment of both a service condition and the achievement of a stock price hurdle during a 2-year period determined by the Board of Directors. The stock price volatility is simulated using the Company’s historical volatility calculated from daily stock returns over a lookback term, which equals the remaining service period from the grant date. The cost of equity is determined based on risk-free interest, which is determined using the zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the modification date, the market risk and size premium, which is determined based on the Company’s market capitalization. The expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

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

NOTE 4—NET PRODUCT REVENUE

The Company’s net product revenue was generated from sales of DANYELZA and consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net product revenue by geographical location:
United States	$14,319	$15,226	$27,700	$33,836
Ex-U.S.:
Western Europe	—	2,076	—	2,076
Eastern Asia	1,729	3,415	3,236	3,466
Latin America	1,007	1,749	3,020	2,257
Western Asia	1,955	—	5,793	—
Other regions	15	332	180	594
Total Ex-U.S.	4,706	7,572	12,229	8,393
Total net product revenue	$19,025	$22,798	$39,929	$42,229

The Company recognized royalty revenue from distribution partners of $1,900,000 and $2,756,000 in the three months ended June 30, 2025 and 2024, respectively. The Company recognized royalty revenue from distribution partners of $3,818,000 and $3,218,000 in the six months ended June 30, 2025 and 2024, respectively.

Product sales to certain distribution partners that accounted for more than 10% of net product revenue for the three and six months ended June 30, 2025 and 2024 consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

McKesson	38%	38%	34%	43%
Cardinal Health	27	18	22	19
INPHARMUS	10	—	15	—
Cencora	11	11	13	17
SciClone	9	15	8	8

Revenue from product sales is recorded as net of applicable provisions for rebates, chargebacks, discounts, distribution-related fees and other sales-related deductions. Accruals for chargebacks and discounts are recorded as a direct reduction to accounts receivable. Accruals for rebates, distribution-related fees without contractual right of offset and other sales-related deductions are recorded within accrued liabilities. As of June 30, 2025, the Company had recorded accounts receivable allowances of approximately $618,000 and accrued liabilities of approximately $1,797,000 related to product revenue. As of December 31, 2024, the Company had recorded accounts receivable allowances of approximately $626,000 and accrued liabilities of $1,759,000 related to net product revenue.

An analysis of the change in reserves for discounts and allowances is summarized as follows (in thousands):

		Contractual
		Allowances and
	Discounts	Government Rebates	Returns	Total

Balance December 31, 2024	$88	$2,200	$97	$2,385
Current provisions relating to sales in current year	224	6,030	—	6,254
Payments/credits received in current year	(218)	(6,162)	—	(6,380)
Change in estimate related to sales in the prior year	—	156	—	156
Balance June 30, 2025	$94	$2,224	$97	$2,415

There is no allowance for credit loss as of June 30, 2025 and as of December 31, 2024, the allowance for credit loss was $520,000.

NOTE 5—NET LOSS PER SHARE

The calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss (numerator)	$(3,239)	$(9,249)	$(8,436)	$(15,878)
Weighted-average shares (denominator), basic and diluted	45,318	44,022	45,212	43,901
Basic and diluted net loss per share	$(0.07)	$(0.21)	$(0.19)	$(0.36)

Potentially dilutive securities excluded from the computation of diluted earnings per share relate to stock options and unvested restricted stock units outstanding, which together totaled 11,827,554 shares and 10,805,426 shares as of June 30, 2025 and 2024, respectively.

NOTE 6—INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw Material	$73	$150
Work In Progress	25,601	22,560
Finished Goods	3,268	2,276
Total Inventories	$28,942	$24,986

Inventories are classified on the Consolidated Balance Sheets in each respective period (in thousands):

	June 30, 2025	December 31, 2024

CURRENT ASSETS
Inventories	$9,719	$7,214
Total recorded in Current Assets	9,719	7,214

NON-CURRENT ASSETS
Inventories, long-term	19,223	17,772
Total recorded in Non-current Assets	19,223	17,772
Total Inventories	$28,942	$24,986

As of June 30, 2025 and December 31, 2024, the Company has classified $19,223,000 and $17,772,000, respectively, of raw materials and work-in-progress inventories as non-current assets based on the Company’s current demand schedule and expectation that such inventories will be utilized after one year from the balance sheet date. Changes in non-current assets are reflected on the Consolidated Statements of Cash Flows within the caption of inventories, long-term.

During the three and six months ended June 30, 2025 and 2024, the Company did not record any charges to write-off inventory.

NOTE 7—INTANGIBLE ASSETS, NET

The Company’s intangible assets, net related to capitalized milestone payments made following FDA and other regulatory approvals, and commercialization of DANYELZA. The Company’s intangible assets, net as of June 30, 2025 and December 31, 2024 are as follows (in thousands).

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
DANYELZA	$3,300	$1,123	$2,177	$3,300	$1,024	$2,276

In October 2024, following the approval of a patent term extension, the patent for DANYELZA was extended to February 2034. Intangible assets are amortized on a straight-line based over a remaining useful life of approximately 8.7 years. Annual amortization expense is expected to be $248,000 each year for the five-year period from 2025 to 2029, and $937,000 thereafter.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

	June 30,	December 31,
	2025	2024

Accrued licensing, milestone and royalty payments	$3,731	$5,016
Accrued clinical costs	1,599	1,386
Accrued compensation and board fees	3,587	4,444
Accrued manufacturing costs	2,653	1,528
Accrued sales reserves	1,797	1,759
Accrued business realignment expenses	888	1,447
Other	633	826
Total	$14,888	$16,406

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

In addition, the Company entered into a license agreement, dated April 15, 2020, with MSK and Massachusetts Institute of Technology (“MIT”) (the “SADA License Agreement”). These license agreements with MSK and MIT grant the Company certain patent rights and intellectual property rights, and in consideration thereof, the Company agreed to make certain payments and issue shares of the Company’s common stock to MSK and MIT. Certain payments are contingent milestone and royalty payments, as disclosed in the table below. Amounts disclosed in NOTE 8—ACCRUED LIABILITIES for accrued milestone and royalty payments are inclusive of obligations under the MSK License, Amended MSK License and SADA License Agreement, collectively. As part of a restructuring plan announced in January 2023, activities relating to the GD2-GD3 Vaccine and CD33 antibody constructs were deprioritized. The Company has incurred immaterial expenses and liabilities for the two programs as of and for the three and six months ended June 30, 2025 and 2024.

The Company’s material license agreements are detailed in NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

MSK License and Amended MSK License

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

The SADA License Agreement requires the Company to pay MSK and MIT mid to high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by the Company and its affiliates and sublicensees. The Company is obligated to pay non-refundable annual minimum royalties of $40,000, increasing to $60,000 once a patent is issued, over the royalty term, commencing on the tenth anniversary of the license agreement, which are creditable against royalty payments otherwise due under the SADA License Agreement. Pursuant to the SADA License Agreement, the Company is also obligated to pay MSK and MIT certain clinical, regulatory and sales-based milestone payments, which become due at the earlier of completion of the related milestone activity or the date indicated in the SADA License Agreement. The Company may terminate the SADA License Agreement with prior written notice.

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

Summary of Significant License Agreements and Related Commitments

The below table represents the maximum clinical, regulatory or sales-based milestones as reflected within the significant license agreements, net of which have been paid as of June 30, 2025 (in thousands):

	Maximum	Maximum	Maximum
	Remaining Clinical	Remaining Regulatory	Remaining Sales-based
Agreements	Milestones	Milestones	Milestones
MSK	$700	$7,800	$20,000
SADA	3,125	18,125	23,750

The below table represents all obligations pertaining to the significant license agreements that have been paid, expensed, or accrued for during the three and six months ended June 30, 2025 and 2024, and as of June 30, 2025 and December 31, 2024 (in thousands):

	Cash paid	Cash paid	Expense	Expense	Expense	Expense	Accrued	Accrued	Accrued	Accrued
	six	six	three	six	three	six	liabilities	liabilities	liabilities	liabilities
	months	months	months	months	months	months	current	non-current	current	non-current
	ended	ended	ended	ended	ended	ended	as of	as of	as of	as of
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	December 31,	December 31,
Agreements	2025	2024	2025	2025	2024	2024	2025	2025	2024	2024
MSK	$3,141	$2,377	$1,412	$2,906	$1,503	$2,887	$3,056	$1,500	$3,291	$1,500
SADA	—	875	—	—	—	—	325	1,700	1,425	1,700

Certain clinical, regulatory and sales milestones that become due based upon the passage of time and minimum royalties obligation under the MSK License, Amended MSK License and the SADA License Agreement are excluded from the above table as the Company does not consider such obligations to be probable as of June 30, 2025 and December 31, 2024.

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

Lease Agreements

In September 2024, the Company entered into a lease agreement for office space in Princeton, New Jersey for the Company’s headquarters location with a lease commencement date in June 2025 as the space was available for use by the Company in June 2025. The term of the lease is for ten years and nine months starting from July 2025, whereby the first nine months are rent free. Fixed rent payable under the lease ranges from approximately $362,000 in the first year after the free rent period concludes to $411,000 in the last year of the lease, with annual escalation. Rent is payable in equal monthly installments ranging from approximately $30,000 to $34,000 for each respective year. Pursuant to the lease agreement, the Company has two options to extend the lease for an additional five-year period under each option. At lease inception, the Company concluded the renewal option was not reasonably certain of being exercised. The Company has the option to terminate the lease before its expiration under limited circumstances. The Company recorded right-of-use assets and lease liabilities of $2,560,000 during the three and six months ended June 30, 2025, in connection with the commencement of the lease in June 2025.

In February 2019, the Company entered into a lease agreement in connection with the Company’s 4,548 square feet laboratory in New Jersey. In December 2019, the Company expanded the space with an additional 235 square feet. The original term of the lease was three years from the date the Company occupied the premises and the lease has been amended twice extending the term to February 2027. Pursuant to the lease agreement and lease amendments, the Company currently does not have any further extension options under the current terms. Fixed rent payable under the lease was approximately $177,000 per annum and was payable in equal monthly installments of approximately $15,000 per month until February 2025. The fixed rent payable increased to $182,000 per annum from February 2025 to February 2026, and will further increase to approximately $188,000 per annum payable in equal monthly installments of approximately $16,000 per month, from February 2026 to the end of the lease term.

In January 2018, the Company entered into a lease agreement in connection with the Company’s former corporate headquarters in New York. The term of the lease was six years from the date the Company began to occupy the premises, and the lease was subsequently amended to extend the lease term to April 2025. The lease concluded at the end of lease term and the facility was vacated. Fixed rent payable under the lease was approximately $408,000 per annum and was payable in equal monthly installments of approximately $34,000.

In February 2018, the Company entered into a lease agreement for certain office space in Denmark, which has been amended several times. The lease will revert to a month-to-month lease after November 2025. The lease was renewed on November 1, 2021 with a four-year term that expires in November 2025. The lease is payable in monthly installments of approximately $41,000. In March 2025, the Company notified the landlord of the intention to reduce the leased premise effective April 1, 2026. The lease modification resulted in an immaterial charge in the six months ended June 30, 2025. The monthly payment will be approximately $12,000 after April 1, 2026.

Operating lease expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expenses by type of expense
Research and development	$142	$170	$312	$338
Selling, general and administrative	60	76	133	154
Total operating lease expenses	$202	$246	$445	$492

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2025 and 2024 were $428,000 and $496,000, respectively. These payments were included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.

Maturities of operating lease liabilities as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
Remainder of 2025	$302	$—
Years ending December 31,
2025	—	670
2026	533	187
2027	382	16
2028	372	—
2029	377	—
After 2029	2,480	—
Total lease payments	4,446	873
Less: Imputed interest	(1,322)	(53)
Total operating lease liabilities as of period end	$3,124	$820

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company estimates the incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2025, the weighted average remaining lease term is 9.5 years and the weighted average discount rate used to determine the operating lease liability was 7.3%. As of December 31, 2024, the weighted average remaining lease term was 1.39 years and the weighted average discount rate used to determine the operating lease liability was 8.5%.

Legal Matters

Donoghue vs. Y-mAbs Therapeutics, Inc., and Gad

The Company was named a nominal defendant in a lawsuit filed in the U.S. District Court, Southern District of New York, on August 25, 2021, by one of the Company’s stockholders, Deborah Donoghue (Case No. 1:21-cv-07182). The lawsuit asserted claims against Mr. Thomas Gad, the Company’s Chief Business Officer, and Vice Chairman of the Company’s Board of Directors, and sought to compel Mr. Gad to disgorge alleged short swing profits stemming from a certain transaction involving the Company’s common stock undertaken by Mr. Gad on March 10, 2021 together with appropriate interest and costs of the lawsuit. On December 17, 2021, Mr. Gad filed a Motion to Dismiss the lawsuit. On August 8, 2022, the Court denied Mr. Gad’s Motion to Dismiss based on the record at the time. The parties have since completed documentary discovery and depositions. On February 1, 2024, both the Plaintiff and Mr. Gad filed their respective motions for summary judgment. On August 5, 2024 the Court denied Plaintiff’s motion for summary judgement, granted Mr. Gad’s motion for summary judgement and terminated the case. On August 26, 2024, Plaintiff filed a notice of appeal. The Company participated in the appeal as a nominal party only, as it did in the underlying action and mediation. Plaintiff/Appellant’s appeal brief was filed on December 9, 2024. Mr. Gad’s brief was filed in March 2025 and Plaintiff’s reply brief was filed on April 2, 2025. On July 14, 2025, the Court affirmed dismissal of the claims against Mr. Gad. The Company considers the case to be closed.

In re Y-mAbs Therapeutics, Inc. Securities Litigation

On January 18, 2023, a putative class-action lawsuit was filed against the Company and certain of the Company’s current and former officers for alleged violations of the U.S. federal securities laws in the United States District Court, Southern District of New York (Case No.: 1:23-cv-00431). On June 26, 2024, without admitting any liability, the remaining defendants entered into a Stipulation and Agreement of Settlement (“Stipulation”) that would resolve the lawsuit upon Court approval. As part of the Settlement, in exchange for a full release of all claims, the Company agreed to make payment of $19,650,000. The Company recorded the legal expense of $3,625,000, which was the litigation settlement amount of $19,650,000 net of insurance proceeds of $16,025,000, within selling, general and administrative expense on the consolidated statements of net loss and comprehensive loss for the three and six months ended June 30, 2024. On October 28, 2024, the Court approved the settlement and entered a final judgement and order of dismissal with prejudice on October 29, 2024. The Company considered the case to be closed upon entry of such final judgement and order.

Hazelton vs. Y-mAbs Therapeutics Inc., and Gad, et al.

The Company was a nominal defendant in a lawsuit filed in the Court of Chancery of the State of Delaware, on February 8, 2023, by a purported stockholder, Jeffrey Hazelton (Case No. 2023-0147-LWW). Complaint purported to bring claims on behalf of the Company against current and former members of the Company’s Board of Directors for allegedly awarding themselves excessive compensation for fiscal years 2020 and 2021, and sought, among other things, recovery of alleged excessive compensation, an order directing the Company to undertake certain corporate governance reforms, and an award of costs and expenses, including attorneys’ fees. On July 22, 2024, the parties executed a settlement agreement. As part of the resolution, the Company agreed to: (i) cancel 5,000 shares of stock options issued to each of the Company’s non-employee directors as compensation for the years 2020 and 2021, for a total of 60,000 options; (ii) amend the Company’s Compensation Committee Charter to provide that the Compensation Committee shall meet at least quarterly, or more frequently as necessary, to undertake its duties; and (iii) disclose in the annual proxy statements the constituents of the Company’s peer group and relevant financial and business metrics considered in establishing the peer group, including market capitalization, and a reasonably detailed description of the process for determining and approving such peer group. The Company also agreed to pay $225,000 in attorney’s fees and expenses in full satisfaction of any and all claims by the plaintiff and his counsel for fees and expenses in the action, which was paid in August 2024. On September 25, 2024, the defendants filed an affidavit confirming the dismissal of the action. The Company has recorded the fees and expenses paid to the plaintiffs’ counsel of $225,000 within selling, general and administrative expense on the consolidated statements of net loss and comprehensive loss for three and six months ended June 30, 2024. The Company considered the case to be closed upon filing of the defendants’ affidavit confirming the dismissal of the action.

NOTE 10—STOCKHOLDERS’ EQUITY

Authorized Stock

As of June 30, 2025 and December 31, 2024, the Company had authorized a total of 105,500,000 shares, 100,000,000 of which are common stock, par value $0.0001 per share, and 5,500,000 of which are preferred stock, par value $0.0001 per share.

Common Stock

Each share of common stock is entitled to one vote. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to preferential dividend rights of the preferred stock, none of which have been issued. The Company had issued 45,438,420 shares and 44,988,313 shares of common stock as of June 30, 2025 and December 31, 2024.

Preferred Stock

Preferred stock may be issued from time to time in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions as approved by the Company’s Board of Directors. No preferred stock has been issued as of June 30, 2025 or December 31, 2024.

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

2018 Equity Incentive Plan

The Company’s Board of Directors and stockholders approved and adopted the 2018 Equity Incentive Plan (the “2018 Plan”) in September 2018. The 2018 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code (the Internal Revenue Code), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, including performance-based restricted stock units (“PRSUs”), to the Company’s employees, directors and consultants and the Company’s parent and subsidiary corporations’ employees and consultants. A total of 5,500,000 shares of the Company’s common stock, inclusive of the awards previously granted under the 2015 Equity Incentive Plan were initially reserved for issuance pursuant to the 2018 Plan. In addition, the number of shares available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in 2019 and ending in 2028, equal to 4% of the outstanding shares of common stock as of the last day of the Company’s immediately preceding fiscal year or by a lesser amount determined by the Board of Directors. As of June 30, 2025, the Company had 2,718,964 shares available for grant under the 2018 Equity Incentive Plan. Options granted under the 2018 Plan vest according to the schedule, which generally ranges from one to four years, specified in the grant agreements, and generally become immediately exercisable upon the occurrence of a change in control, as defined in the Plan Agreement.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2025 and 2024, the Company recognized the following stock-based compensation expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation by type of award
Restricted stock units (excluding PRSUs)	$562	$502	$1,202	$923
PRSUs	289	99	495	152
Stock options	2,052	2,838	4,546	6,210
Total stock-based compensation expense	$2,903	$3,439	$6,243	$7,285

Stock-based compensation by type of expense
Research and development expenses	$788	$1,267	$1,857	$3,139
Selling, general and administrative expenses	2,115	2,172	4,386	4,146
Total stock-based compensation expense	$2,903	$3,439	$6,243	$7,285

The expense for the six months ended June 30, 2025 was inclusive of an acceleration of stock-based compensation of $405,000 related to the business realignment strategy announced in January 2025. Refer to NOTE 15— BUSINESS REALIGNMENT for further details. There was no acceleration of stock-based compensation in the three months ended June 30, 2025.

Unrecognized Stock-Based Compensation Expense

The following table sets forth the Company’s unrecognized stock-based compensation expense as of June 30, 2025, by type of award and the weighted-average period over which the Company expects to recognize the expense (in thousands):

	June 30, 2025
	Unrecognized	Weighted average
	compensation expense	recognition period (years)
Type of award
Restricted stock units (excluding PRSUs)	$4,693	1.9
PRSUs	946	1.1
Stock options	19,390	2.8
Total unrecognized stock-based compensation expense	$25,029

Restricted Stock Unit (Excluding PRSU) Activity

The following table summarizes restricted stock units issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
		grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding as of December 31, 2024	597,635	$9.20	1.71
Granted	618,183	5.81
Vested	(227,107)	8.56
Forfeited	(154,382)	8.05
Outstanding as of June 30, 2025	834,329	$7.08	1.94

During the six months ended June 30, 2025, 125,400 shares of RSUs were granted to the non-executive directors, which will vest on the earlier of the first anniversary of the date of grant and the date immediately preceding the Company’s annual meeting of stockholders in 2026, provided that in each case the recipient remains as a non-executive director through the vesting date. In addition, 492,783 shares of RSUs were granted to employees in the six months ended June 30, 2025 and will vest annually over the next 3 years, provided in each case that the recipient remains an employee of the Company through each vesting date. The weighted average fair value of RSUs granted for the six months ended June 30, 2025 and 2024 was $5.81 and $11.01, respectively. The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 is $1,368,000 and $1,405,000, respectively. All unvested outstanding RSUs are expected to vest as of June 30, 2025.

Performance-based Restricted Stock Unit (PRSU) Activity

The following table summarizes PRSUs issued and outstanding:

			Weighted
		Weighted	average
		average	remaining
	Performance	grant	vesting
	Restricted Stock Units	price	life (years)
Outstanding as of December 31, 2024	54,000	$12.19	1.12
Granted	169,100	6.16
Vested	—	—
Forfeited	—	—
Outstanding as of June 30, 2025	223,100	$5.66	1.06

PRSUs totaling 169,100 shares were issued to certain executive officers in the six months ended June 30, 2025 and will vest based on performance criteria for each of the two tranches within the award, provided the recipient remains an employee of the Company through the date the applicable performance criteria are achieved. The first tranche will vest on the date the Compensation Committee certifies in its discretion the Company’s achievement of the addition of $50,000,000 or more in capital to the balance sheet of the Company during the period from January 17, 2025 through January 16, 2028 (the “Performance Period”). This can be achieved through a combination of corporate financings or and/or business development initiatives, provided that the recipient remains an employee of the Company through the vesting date. The second tranche will vest on the date the Compensation Committee certifies in its discretion the Company’s achievement of the successful filing of one new Investigational New Drug (“IND”) application with the United Stated Food and Drug Administration for a radiopharmaceutical diagnostic or therapeutic target during the Performance Period, provided that the recipient remains an employee of the Company through the vesting date. If the performance goal for either tranche is not achieved during the Performance Period, the corresponding PRSUs will be forfeited upon expiration of the Performance Period. As of June 30, 2025, the Company deemed the vesting conditions for both tranches to be probable.

On February 11, 2025, the Company modified the performance period to be February 12, 2025 to February 12, 2027 for the PRSUs issued in February 2024 with all other vesting conditions remaining the same. The modification resulted in an immaterial impact on the Company’s financial statements for the six months ended June 30, 2025. The assumptions that the Company used to determine the fair value of the PRSUs after modification in the six months ended June 30, 2025 and fair value of PRSUs issued in the six months ended June 30, 2024, using a Monte-Carlo simulation model were as follows:

	Six months ended June 30,
	2025	2024

Risk-free interest rate	4.2%	4.2%
Expected term (in years)	2.0	3.0
Expected volatility	77.6%	101.0%
Expected dividend yield	—%	—%

Stock Options

The following table summarizes common stock options issued and outstanding:

				Weighted
		Weighted	Aggregate	average
		average	intrinsic	remaining
		exercise	value	contractual
	Options	price	(in thousands)	life (years)
Outstanding as of December 31, 2024	9,924,026	$17.75	$8,086	6.54
Granted	1,647,849	5.74
Exercised	(223,000)	2.00
Forfeited	(578,750)	7.87
Outstanding as of June 30, 2025	10,770,125	$16.70	$64	6.38
Exercisable as of June 30, 2025	7,028,784	$21.44	$64	5.04

All of the options granted in the six months ended June 30, 2025, have a maximum contractual term of ten years. Outstanding options consist of vested and expected to vest options. All unvested outstanding options are expected to vest as of June 30, 2025. During the six months ended June 30, 2025, 1,480,599 options were granted to employees and have a vesting schedule in which 25% vest on the first anniversary of the grant date and the remainder vest ratably on a monthly basis over the next 36 months, provided in each case that the recipient remains an employee of the Company through each vesting date, and 167,250 options were granted to non-executive directors, which will vest in equal monthly installments until the first anniversary of the date of grant, provided that in each case the recipient remains as a non-executive director through the vesting date.

The weighted average fair value of stock options granted for the six months ended June 30, 2025 and 2024 was $4.28 and $8.36, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $651,000 and $8,246,000. The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors in the six months ended June 30, 2025 and 2024 are set forth in the table below and presented on a weighted average basis. There were no significant changes to the inputs included in the Black-Scholes option pricing model during the six months ended June 30, 2025.

	Six months ended June 30,
	2025	2024

Risk-free interest rate	4.4%	4.2%
Expected term (in years)	6.2	6.2
Expected volatility	85.0%	84.3%
Expected dividend yield	—%	—%

NOTE 12—INCOME TAXES

During the three months ended June 30, 2025 and 2024, the Company experienced pre-tax net losses of $3,232,000 and $9,149,000. The Company's income tax provision was $7,000 and $100,000 during the three months ended June 30, 2025 and 2024. There were no deferred income tax provisions during the three months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025 and 2024, the Company experienced pre-tax net losses of $8,424,000 and $15,618,000. The Company's current income tax provision was $12,000 and $260,000 during the six months ended June 30, 2025 and 2024. There were no deferred income tax provisions during the six months ended June 30, 2025 and 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Act revises the U.S. federal corporate income tax key tax provisions, including the elimination of capitalization and amortization of domestic research and experimentation expenses. The Company is currently evaluating the impact of the legislation on business operations.

NOTE 13—OTHER BENEFITS

The Company has adopted a defined contribution 401(k) savings plan (the “401(k) plan”) covering all U.S. employees. Participants may elect to defer a percentage of their pretax or after-tax compensation to the 401(k) plan, subject to defined limitations. The plan allows for a discretionary match by the Company. The Company made no matching contributions to the plan during the three and six months ended June 30, 2025 and 2024.

The Company has established a retirement program for employees of its Danish subsidiary pursuant to which all such employees can contribute an amount at their election from their base compensation and may receive contributions from our Danish subsidiary. The Danish subsidiary made no contributions during the three and six months ended June 30, 2025 and 2024. In addition, health insurance benefits for our Danish employees are fully paid for by such employees. Our Danish subsidiary does not incur any costs for these health insurance benefits.

NOTE 14 —SEGMENT INFORMATION

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

Revenues for the three and six months ended June 30, 2025 and 2024 are generated by DANYELZA segment. Refer to Note 4 – Net Product Revenue for net product revenues by geographic and customers with over 10% net product revenues.

The Company incurred immaterial depreciation and amortization expenses for the three and six months ended June 30, 2025 and 2024.

Selected information by reportable segment for the three months ended June 30, 2025 and 2024, respectively, was as follows (in thousands):

	Three Months Ended June 30,
	2025			2024
	DANYELZA	RIT	Total	DANYELZA	RIT	Total

REVENUES
Net product revenue	$19,025	$—	$19,025	$22,798	$—	$22,798
License revenue	500	—	500	—	—	—
Total revenues	19,525	—	19,525	22,798	—	22,798
COST OF GOODS SOLD	2,662	—	2,662	3,014	—	3,014
OPERATING COSTS AND EXPENSES
License royalties	50	—	50	—	—	—
Research and development	5,444	5,239	10,683	5,185	5,835	11,020
Selling, general, and administrative	3,865	417	4,282	5,205	—	5,205
Segment profit/(loss) from operations	$7,504	$(5,656)	$1,848	$9,394	$(5,835)	$3,559
Corporate and unallocated expenses - Research and development			421			1,321
Corporate and unallocated expenses - Selling, general, and administrative			7,031			12,027
Consolidated Loss from Operations			(5,604)			(9,789)
OTHER INCOME, NET
Corporate and unallocated expenses - Interest and other income			2,372			640
CONSOLIDATED LOSS BEFORE INCOME TAXES			$(3,232)			$(9,149)

Selected information by reportable segment for the six months ended June 30, 2025 and 2024, respectively, was as follows (in thousands):

	Six Months Ended June 30,
	2025			2024
	DANYELZA	RIT	Total	DANYELZA	RIT	Total

REVENUES
Net product revenue	$39,929	$—	$39,929	$42,229	$—	$42,229
License revenue	500	—	500	500	—	500
Total revenues	40,429	—	40,429	42,729	—	42,729
COST OF GOODS SOLD	5,663	—	5,663	5,111	—	5,111
OPERATING COSTS AND EXPENSES
License royalties	50	—	50	50	—	50
Research and development	10,370	10,935	21,305	10,594	11,876	22,470
Selling, general, and administrative	8,021	828	8,849	8,904	—	8,904
Segment profit/(loss) from operations	$16,325	$(11,763)	$4,562	$18,070	$(11,876)	$6,194
Corporate and unallocated expenses - Research and development			1,158			3,138
Corporate and unallocated expenses - Selling, general, and administrative			15,551			19,753
Consolidated Loss from Operations			(12,147)			(16,697)
OTHER INCOME, NET
Corporate and unallocated expenses - Interest and other income			3,723			1,079
CONSOLIDATED LOSS BEFORE INCOME TAXES			$(8,424)			$(15,618)

In addition to the significant segment expenses noted above, see below for disaggregated amounts that compromise research and development expense for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	DANYELZA	RIT	DANYELZA	RIT	DANYELZA	RIT	DANYELZA	RIT

Outsourced manufacturing	$1,540	$908	$625	$3,163	$2,488	$3,194	$1,141	$5,403
Clinical trials	1,113	1,865	1,510	771	2,204	3,067	2,710	2,665
Personnel costs	1,754	1,643	1,886	1,285	3,412	3,253	3,774	2,375
Professional and consulting fees	181	238	199	25	240	271	557	43
Stock-based compensation	333	431	605	208	904	873	1,597	754
Information technology expenses	367	12	83	—	654	34	257	56
Other	156	142	277	383	468	243	558	580
Total segment research and development expenses	$5,444	$5,239	$5,185	$5,835	$10,370	$10,935	$10,594	$11,876

NOTE 15 —BUSINESS REALIGNMENT

On January 9, 2025, following Board approval, the Company announced a business realignment plan designed to optimize the Company’s operations by realigning dedicated internal resources to two business units, with the goal of increasing operational flexibility and speed, and accelerating clinical development programs within the Company’s radioimmunotherapy platform. The Company is expecting the cash payments related to the business realignment to continue into the first half year of 2026. In connection with this business realignment, the Company had a reduction in the current workforce of approximately 12%. Severance benefits were primarily related to written arrangements in place with certain employees. In addition, affected employees were offered separation benefits in exchange for their execution of a severance agreement and general release.

Activities in accrued liabilities in connection with the business realignment were as follows (in thousands):

Accrued Liabilities
Related to
Business Realignment

Balance December 31, 2024	$1,447
Accrued liabilities in current year	592
Payments in current year	(1,151)
Balance June 30, 2025	$888

The Company estimated restructuring expense of approximately $2,447,000 and $2,585,000 as of June 30, 2025 and December 31, 2024, respectively, with immaterial changes due to business needs. As of June 30, 2025, the Company has recorded $1,356,000 and $1,091,000, respectively, within research and development and selling, general and administrative, on the Consolidated Statements of Net Loss and Comprehensive Loss since the initiation of the business realignment. Expenses incurred in current year and cumulative expenses by reportable segment were as follows (in thousands):

	DANYELZA	RIT	Total

Cumulative expense incurred as of December 31, 2024	$1,257	$266	$1,523
Expense incurred in current year:
Research and development expenses	347	50	397
Selling, general and administrative expenses	527	—	527
Cumulative expense incurred as of June 30, 2025	$2,131	$316	$2,447

NOTE 16 —SUBSEQUENT EVENTS

Merger Agreement

On August 4, 2025, the Company entered into the Merger Agreement with Parent. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer (the “Offer”) no later than August 19, 2025. The Offer will consist of an offer to purchase all of the outstanding shares of common stock of the Company, par value $0.0001 per share (the “Shares”) at a price of $8.60 per Share (the “Offer Price”), in cash, without interest and subject to any applicable withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Parent, Purchaser and the Company will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”) without a vote of the Company stockholders, effect a merger of Purchaser with and into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent.

The obligation of Purchaser to accept for payment, and pay for, Shares validly tendered (and not validly withdrawn) pursuant to the Offer is subject to satisfaction or waiver, to the extent permitted under applicable legal requirements, of certain conditions set forth in the Merger Agreement, including (i) there being validly tendered and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Parent or any of its wholly owned subsidiaries, represent a majority of Shares outstanding at the time of the expiration of the Offer (the “Minimum Condition”) and (ii) any waiting period (and any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, including any voluntary agreements not to consummate the Offer or the Merger for any period of time, shall have expired or been terminated. Parent and Purchaser’s obligations to consummate the Offer and the Merger are not subject to a condition that any financing be received by Parent or Purchaser for the consummation of the transactions contemplated by the Merger Agreement.

The Merger Agreement includes customary termination rights for the parties. In addition, the Company may terminate the Merger Agreement in certain additional limited circumstances, including to allow the Company to enter into an agreement providing for an alternative acquisition transaction that constitutes a superior proposal under the Merger Agreement, and Parent may terminate the Merger Agreement in certain additional limited circumstances, including if there is a Company Adverse Change Recommendation (as defined in the Merger Agreement). Upon termination of the Merger Agreement by the Company or Parent under certain specified circumstances, the Company will be required to pay Parent a termination fee (the “Company Termination Fee”) of $14,250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our accompanying unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report and in our audited consolidated financial statements and related notes thereto included in our Annual Report filed with the U.S. Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as supplemented by the information set forth in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the information under “Forward-Looking Statements” in this Quarterly Report. For convenience of presentation some of the numbers have been rounded in the text below.

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

DANYELZA in combination with GM-CSF has been evaluated in a Phase 2 clinical study in front-line high-risk NB, or HR NB, for patients in first complete remission, including those that did not undergo autologous stem cell transplant. DANYELZA plus GM-CSF in combination with chemotherapy (irinotecan + temozolamide) was also evaluated and shown to be effective in patients with refractory or multiple relapsed HR-NB disease. DANYELZA is currently being evaluated in an ongoing post-approval commitment multicenter trial (Study 201) which is designed to satisfy the accelerated approval confirmatory study and post-marketing requirements of the FDA. The confirmatory post-marketing clinical trial required by the FDA to verify and to further characterize the clinical benefit is our ongoing Study 201, which is required to enroll a minimum of 80 evaluable patients with evaluable disease, with a minimal follow-up of 12 months from the onset of Complete Response/Partial Response, which is equivalent to at least a total 122 patients in Study 201. The study will report ORR, DOR, PFS and OS. The ORR is the primary endpoint for the study, DOR is the secondary endpoint, and PFS and OS are secondary endpoints in long-term follow-up. We have enrolled 111 patients, and we anticipate completing the study in 2028.

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

Our partner, the Beat Childhood Cancer Research consortium, or BCC, is leading a multi-center Phase 2 clinical trial evaluating naxitamab in combination with standard induction therapy for patients with newly diagnosed high-risk neuroblastoma. The trial currently has 23 active sites, with additional sites in preparation, and 20 patients have been treated as of June 30, 2025. Patient recruiting is ongoing. An amended protocol is currently under evaluation, which includes plans to expand the patient cohort and introduce an external control arm for comparison. We anticipate the trial will transition from a single-arm design to a comparative study with an external control arm reflecting the current standard of care for induction therapy. The external control cohort will be carefully selected and matched using propensity score methods to ensure comparability. The primary objective of the trial is to demonstrate a superior complete response rate at the end of induction therapy in the naxitamab treatment arm compared to standard therapy.

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

In patients with GD2-positive refractory Ewing sarcoma, the Institute of Mother and Child in Poland is leading a randomized Phase 2 trial evaluating the efficacy and safety of naxitamab. This trial was initiated during the fourth quarter of 2023. Five patients have been treated in the naxitamab arm and recruitment is ongoing as of June 30, 2025. A total of 16 patients are expected in the naxitamab arm. The trial is expected to complete in 2028.

In addition, we are in discussions with the MD Anderson Cancer Center to initiate a multi-center Phase 1/2 study with a Phase 1 run-in, that seeks to test the hypothesis that the addition of naxitamab to current standard of care will increase the objective response rate in patients with metastatic Triple Negative Breast Cancer who have received at least one prior line of systemic therapy for metastatic disease. The study, which is anticipated to start in the second half of 2025, is anticipated to further inform us on a future Phase 2 program in Triple Negative Breast Cancer.

In patients with relapsed or refractory neuroblastoma, Dana-Farber Cancer Institute in Boston is leading a Phase 1 clinical trial evaluating the feasibility of a prolonged naxitamab infusion in combination with irinotecan and temozolomide. The trial is designed to determine the maximally safe infusion duration of naxitamab, assessing infusion durations of 3, 4, and 5 hours. Efficacy data for the combination of naxitamab with irinotecan and temozolomide will also be collected as secondary endpoints. The trial was initiated in the second quarter of 2025, and the first patient has successfully completed the first infusion in June 2025. Enrollment is expected to include 18 patients and to expand to at least 3 additional sites by the end of 2025. The estimated primary completion is the end of 2026. Findings from this study are expected to inform future clinical trial designs regarding the optimal administration of naxitamab.

Our GD2-SADA, a first-in-class investigational therapy targeting GD2 in solid tumors, is being evaluated in an ongoing Phase 1 clinical trial. The first patient was dosed in April 2023 as part of an ongoing dose-escalation study across multiple cancer types, including small cell lung cancer, sarcoma, and malignant melanoma. Recently, the trial expanded to include adolescent patients (16 years and older) with high-risk neuroblastoma (NB). A total of 23 patients were enrolled across 6 cohorts. The study uses a radioactive payload up to 200 mCi and a two to five days interval between the GD2-SADA protein and the radioactive payload. The initial blood pharmacokinetic (“PK”) profile of the construct in these patients dosed with 0.3 mg/kg, 1 mg/kg and 3 mg/kg of protein appears to match our pre-clinical models in terms of clearance data, and the blood PK profiles from patients are comparable and supportive of the current dose interval of two to five days.

To date, GD2-SADA has been well-tolerated across multiple dose cohorts, with no dose-limiting toxicities or treatment-related serious adverse events reported.

Our second investigational therapy in Phase 1 clinical trials targets CD38-SADA in hematological tumors for patients with Relapsed or Refractory Non-Hodgkin Lymphoma. The first patient was dosed in April 2025.

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

As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $496.0 million and $487.1 million, respectively. We experienced net losses of $3.2 million and $8.4 million for the three and six months ended June 30, 2025, respectively, and net losses of $9.2 million and $15.9 million for the three and six months ended June 30, 2024, respectively. We have incurred significant net operating losses in every year since our inception. We expect our net operating losses to continue in the future until, if ever, DANYELZA product revenue provides sufficient funds to help fund our significant research and development expenses. Our net losses may fluctuate significantly from quarter to quarter and year to year as we:

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

We expect that the manufacturer of the DANYELZA drug product will transition the manufacturing from its facility in Greenville, North Carolina, to a facility in Monza, Italy and that no DANYELZA drug product will be manufactured from the date manufacturing ceases in Greenville, North Carolina, which is estimated to be in the second half of 2026, until the new facility becomes FDA approved to produce and begin production of the DANYELZA drug product. We expect to experience higher production costs and inventory levels with respect to drug product produced for the planned transition.

Agreement and Plan of Merger

On August 4, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Perseus BidCo US, Inc., a Delaware corporation, or Parent, and Yosemite Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent, or Purchaser, and solely for purposes of Section 5.16 and Article 8 thereof, Stark International Lux, a Luxembourg private limited liability company (société à responsabilité limitée), or Ultimate Parent. The Merger Agreement provides for the merger of the Company with Purchaser, with the Company surviving the merger as a wholly owned subsidiary of Purchaser, referred to herein as the Merger. Refer to NOTE 16—SUBSEQUENT EVENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q for additional information on the Merger and the information under “Risks Related to Our Pending Acquisition by Parent” in Part II, Item 1A. Risk Factors in this Quarterly Report for a discussion of important risks relating to the Merger

Components of Our Results of Operations

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

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses include, but are not limited to:

●	sponsored research, laboratory facility services, clinical trial and data service at MSK under the Sponsored Research Agreements, or the SRAs, the two CFSAs, the MCTA, and the MDSA, with MSK;

●	expenses incurred under agreements with CROs, as well as investigative sites and consultants that conduct our non-clinical and pre-clinical studies and clinical trials;
●	expenses incurred under agreements with CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;
●	upfront, milestone and other non-revenue related payments due under our third-party licensing agreements;
●	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;
●	expenses related to regulatory activities, including filing fees paid to regulatory agencies;
●	outsourced professional scientific development services; and
●	allocated expenses for utilities and other facility-related costs, including rent, insurance, supplies and maintenance expenses, and other operating costs.

The successful development and regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of DANYELZA or any other product candidates we may develop. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including, but not limited to:

●	the number of clinical sites included in the trials;
●	the availability and length of time required to enroll a sufficient number of suitable patients in our clinical trials;
●	the actual probability of success for our product candidates, including the safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the performance of our existing and any future collaborators;
●	the number of doses patients receive;
●	the duration of patient follow-up;
●	the results of our clinical trials and pre-clinical studies;
●	the establishment of commercial manufacturing capabilities;
●	adequate ongoing availability of raw materials and drug substance for clinical development and any commercial sales;
●	the terms and timing of potential regulatory approvals, including the timing of any BLA and Marketing Authorization Application, or MAA, submissions and their acceptance;
●	the potential receipt of marketing approvals, including a safety, tolerability and efficacy profile that is satisfactory to the FDA, the European Medicines Agency, or EMA, and European Commission, or any other non-U.S. regulatory authority;

●	any requirement by the FDA, the EMA and the European Commission, or any other non-U.S. regulatory authority to conduct post market surveillance or safety studies;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	the success of commercialization of approved products.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate or we could determine to cease development of that product candidate altogether.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses include personnel costs, inclusive of stock-based compensation, and the costs of conducting clinical trials and potentially preparing regulatory submissions for our pipeline candidates, including supplementary regulatory submissions for DANYELZA. Our research and development expenses are expected to stay consistent in 2025 as compared to 2024.

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

A summary of significant changes in critical accounting policies and significant judgements and estimates for the six months ended June 30, 2025 is included in NOTE 3— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in this Quarterly Report.

For a discussion of critical accounting policies, see the section entitled “Critical Accounting Policies and Significant Judgments and Estimates” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
REVENUES
Net product revenue	$19,025	$22,798	$(3,773)	(17)%
License revenue	500	—	500	N/A
Total revenues	19,525	22,798	(3,273)	(14)%
COST OF GOODS SOLD	2,662	3,014	(352)	(12)%
GROSS PROFIT	16,863	19,784	(2,921)	(15)%
OPERATING COSTS AND EXPENSES
License royalties	50	—	50	N/A
Research and development	11,104	12,341	(1,237)	(10)%
Selling, general, and administrative	11,313	17,232	(5,919)	(34)%
Total operating costs and expenses	22,467	29,573	(7,106)	(24)%
Loss from operations	(5,604)	(9,789)	4,185	(43)%
OTHER INCOME, NET
Interest and other income	2,372	640	1,732	271%
LOSS BEFORE INCOME TAXES	(3,232)	(9,149)	5,917	(65)%
Provision for income taxes	7	100	(93)	(93)%
NET LOSS	$(3,239)	$(9,249)	$6,010	(65)%

Revenues

Net Product revenue

The Company’s net product revenue was generated from sales of DANYELZA and consists of the following:

	Three months ended June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
Net product revenue by geographical location:
United States	$14,319	$15,226	$(907)	(6)%
Ex-U.S.:
Western Europe	—	2,076	(2,076)	N/A
Eastern Asia	1,729	3,415	(1,686)	(49)%
Latin America	1,007	1,749	(742)	(42)%
Western Asia	1,955	—	1,955	N/A
Other regions	15	332	(317)	(95)%
Total Ex-U.S.	4,706	7,572	(2,866)	(38)%
Total product revenue, net	$19,025	$22,798	$(3,773)	(17)%

The $3.8 million, or 17%, decrease in net product revenue was due to decreased net product revenue from both Ex-U.S and the United States markets. Our Ex-U.S. net product revenue was $4.7 million for the three months ended June 30, 2025, a decrease of 38% compared to $7.6 million net product revenue in the three months ended June 30, 2024. Net product revenue from Ex-U.S. includes $2.1 million from Western Europe and $3.4 million from Eastern Asia for the three months ended June 30, 2024, which was a result of stocking orders from Western Europe and Eastern Asia. We did not have any stocking orders from Western Europe or Eastern Asia region in the three months ended June 30, 2025. The decrease in Ex-U.S. revenue was partially offset by a $2.0 million increase in net product revenue in Western Asia, where our named patient program launched in Turkey in late 2024.

Net product revenue from the United States was $14.3 million and $15.2 million for the three months ended June 30, 2025 and 2024, respectively, representing a 6% decline primarily driven by declining patient volume due to enrollments in clinical studies and competition in the three months ended June 30, 2025.

We recognized royalty revenue from our distribution partners of $1.9 million and $2.8 million in the three months ended June 30, 2025 and 2024, respectively.

License revenue

During the three months ended June 30, 2025, we recognized $0.5 million in license revenue in connection with sales-based milestone achievements by our partner in Israel. Please refer to NOTE 2 – BASIS OF PRESENTATION for further details. There was no license revenue in the three months ended June 30, 2024.

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

Cost of goods sold was $2.7 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in cost of goods sold in the three months ended June 30, 2025 compared to the same period in 2024, was driven by decreased sales.

Gross Profit

Gross profit was $16.9 million and $19.8 million for the three months ended June 30, 2025 and 2024, respectively.

Gross margins were relatively flat at 86% and 87% for the three months ended June 30, 2025 and 2024, respectively.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. We recognized $0.1 million license royalties for the three months ended June 30, 2025 in connection with sales-based milestone achievements by our partner in Isreal. Please refer to NOTE 2 – BASIS OF PRESENTATION for further details. We did not record any license royalty expense for the three months ended June 30, 2024.

Research and Development

Research and development expenses consist of the following:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
Outsourced manufacturing	$2,281	$3,036	$(755)	(25)%
Clinical trials	2,865	2,290	575	25%
Outsourced research and supplies	36	243	(207)	(85)%
Personnel costs	3,299	3,797	(498)	(13)%
Professional and consulting fees	419	238	181	76%
Stock-based compensation	788	1,191	(403)	(34)%
Information technology expenses	586	538	48	9%
Other	830	1,008	(178)	(18)%
Total research and development	$11,104	$12,341	$(1,237)	(10)%

Research and development expenses were $11.1 million for the three months ended June 30, 2025, compared to $12.3 million for the three months ended June 30, 2024. The $1.2 million decrease in research and development expenses was primarily attributable to a decrease of $0.9 million in personnel costs and stock-based compensation costs which was primarily related to our business realignment announced in January 2025. Please refer to NOTE 15— BUSINESS REALIGNMENT in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly report for details.

Selling, General, and Administrative

Selling, general, and administrative expenses were $11.3 million and $17.2 million for the three months ended June 30, 2025 and 2024, respectively. The $5.9 million decrease in selling, general and administrative expenses was primarily attributable to a net impact of $3.8 million related to the litigation settlements during the three months ended June 30, 2024 and a $1.7 million decrease in legal expenses. Both settlements are described in NOTE 9— LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly report.

Interest and Other Income

Interest and other income were $2.3 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Our interest and other income increased by $1.7 million primarily due to $2.0 million of foreign currency transactional gains in the three months ended June 30, 2025, partially offset by $0.3 million decrease in interest earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes was $7 thousand for the three months ended June 30, 2025 as compared to $0.1 million for the three months ended June 30, 2024. The decrease in provision for income taxes was primarily driven by increased utilization of research and development tax credits and net operating losses.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
REVENUES
Net product revenue	$39,929	$42,229	$(2,300)	(5)%
License revenue	500	500	—	—%
Total revenues	40,429	42,729	(2,300)	(5)%
COST OF GOODS SOLD	5,663	5,111	552	11%
GROSS PROFIT	34,766	37,618	(2,852)	(8)%
OPERATING COSTS AND EXPENSES
License royalties	50	50	—	—%
Research and development	22,463	25,608	(3,145)	(12)%
Selling, general, and administrative	24,400	28,657	(4,257)	(15)%
Total operating costs and expenses	46,913	54,315	(7,402)	(14)%
Loss from operations	(12,147)	(16,697)	4,550	(27)%
OTHER INCOME, NET
Interest and other income	3,723	1,079	2,644	245%
LOSS BEFORE INCOME TAXES	(8,424)	(15,618)	7,194	(46)%
Provision for income taxes	12	260	(248)	(95)%
NET LOSS	$(8,436)	$(15,878)	$7,442	(47)%

Revenues

Net Product revenue

The Company’s net product revenue was generated from sales of DANYELZA and consists of the following:

	Six months ended June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
Net product revenue by geographical location:
United States	$27,700	$33,836	$(6,136)	(18)%
Ex-U.S.:
Western Europe	—	2,076	(2,076)	N/A
Eastern Asia	3,236	3,466	(230)	(7)%
Latin America	3,020	2,257	763	34%
Western Asia	5,793	—	5,793	N/A
Other regions	180	594	(414)	(70)%
Total Ex-U.S.	12,229	8,393	3,836	46%
Total net product revenue	$39,929	$42,229	$(2,300)	(5)%

The $2.3 million, or 5%, decrease in net product revenue was due to decreased net product revenue from the United States, partially offset by the increased net product revenue in Ex-U.S. regions. Our Ex-U.S. net product revenue was $12.2 million for the six months ended June 30, 2025, an increase of 46% compared to $8.4 million net product revenue in the six months ended June 30, 2024. The increase in net product revenue from Ex-U.S. was primarily driven by $5.8 million net product revenue in Western Asia, where our named patient program launched in Turkey in late 2024, partially offset by a $2.1 million decrease in net product revenue in Western Europe. We did not have any stocking orders from Western Europe in the six months ended June 30, 2025.

Net product revenue from the United States was $27.7 million and $33.8 million for the six months ended June 30, 2025 and 2024, respectively, representing a 18% decline primarily driven by declining patient volume due to enrollments in clinical studies and competition in the six months ended June 30, 2025, partially offset by price increase adjustments to certain distribution partners in 2025.

We recognized royalty revenue from our distribution partners of $3.8 million and $3.2 million in the six months ended June 30, 2025 and 2024, respectively.

License revenue

During the six months ended June 30, 2025, we recognized $0.5 million in license revenue in connection with sales-based milestone achievements by our partner in Israel. Please refer to NOTE 2 – BASIS OF PRESENTATION for further details. In January 2024, we accepted the price for DANYELZA in Brazil from the Brazilian Medicines Market Regulation Chamber, or CMED. We received a $0.5 million regulatory-based milestone payment in connection with the price approval from CMED in the six months ended June 30, 2024.

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

Cost of goods sold was $5.7 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cost of goods sold in the six months ended June 30, 2025 compared to the same period in 2024, was primarily driven by increased cost of production.

Gross Profit

Gross profit was $34.8 million and $37.6 million for the six months ended June 30, 2025 and 2024, respectively.

Gross margins were 86% and 88% for the six months ended June 30, 2025 and 2024, respectively. Gross margin decreased primarily due to increased cost of production, as noted above, and decreased product sales in the U.S. and Western Europe, where product sales generally have higher gross margin.

License Royalties

License royalties include third-party royalty expenses related to license revenues that have been recognized. We recognized $0.1 million license royalties for the six months ended June 30, 2025 in connection with sales-based milestone achievements by our partner in Isreal. Please refer to NOTE 2 – BASIS OF PRESENTATION for further details. We incurred license royalty expense of $0.1 million during the six months ended June 30, 2024 in connection with the price approval from CMED in January 2024.

Research and Development

Research and development expenses consist of the following:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
Outsourced manufacturing	$5,542	$5,672	$(130)	(2)%
Clinical trials	5,156	5,376	(220)	(4)%
Outsourced research and supplies	129	331	(202)	(61)%
Personnel costs	6,760	7,450	(690)	(9)%
Professional and consulting fees	554	600	(46)	(8)%
Stock-based compensation	1,857	3,009	(1,152)	(38)%
Information technology expenses	1,114	1,250	(136)	(11)%
Other	1,351	1,920	(569)	(30)%
Total research and development	$22,463	$25,608	$(3,145)	(12)%

Research and development expenses were $22.5 million and $25.6 million for the six months ended June 30, 2025 and 2024, respectively. The $3.1 million decrease in research and development expenses was primarily attributable to a $1.8 million decrease in personnel costs and stock-based compensation, which was primarily related to our business realignment announced in January 2025, and a total $0.4 million decrease in clinical trials and outsourced research and supplies due to the timing of completion in our GD2-SADA program and investment in our ongoing SADA PRIT programs. Please refer to NOTE 15— BUSINESS REALIGNMENT in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report for details related to the business realignment.

Selling, General, and Administrative

Selling, general, and administrative expenses were $24.4 million and $28.7 million for the six months ended June 30, 2025 and 2024, respectively. The $4.3 million decrease in selling, general, and administrative expenses was partially attributable to a net impact of $3.8 million related to litigation settlements in the six months ended June 30, 2024, as described in NOTE 9— LICENSE AGREEMENT AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Form 10-Q.

Interest and Other Income

Interest and other income were $3.7 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. Our interest and other income increased by $2.6 million primarily due to a $3.3 million of foreign currency transactional gains, partially offset by a $0.7 million decrease in interest earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes was $12 thousand and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in provision for income taxes was primarily driven by increased utilization of research and development tax credits and net operating losses.

Liquidity and Capital Resources

Overview

We have experienced significant use of cash to fund our net operating losses since inception. Our net losses may fluctuate significantly from quarter to quarter and year to year.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $62.3 million and $67.2 million, respectively. On March 4, 2025, we entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc., or the Sales Agent, under which we may issue and sell up to $35.0 million of our common stock through or to the Sales Agent, or the Sales Agreement, in at-the-market transactions. There have been no sales of our shares under this agreement, and, pursuant to the Merger Agreement, we are prohibited from selling shares pursuant to the Sales Agreement.

We estimate that our cash and cash equivalents will be sufficient to fund operations as currently planned into 2028. This estimate is based on our current business plan, and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. This estimate assumes no income from new partnerships or other new business development activities or sale of our common stock under the Sales Agreement. This estimate also assumes that the Merger is not consummated, and we continue to operate as an independent company. Pursuant to the Merger Agreement, we are prohibited from raising capital through equity or debt financing and are subject to other restrictions that generally prohibit transactions and operations outside the ordinary course. If the Merger is not consummated, we cannot provide any assurance that we will be able to obtain additional capital from equity or debt financings, collaborations, licensing arrangements, or other sources.

For an analysis of the type of contractual obligations and the relevant time periods for the related cash requirements of such obligations which may have a material impact on our liquidity and capital resources refer to NOTE 9 —LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report. Such analysis assumes that the Merger is not consummated and we continue to operate as an independent company.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024	Amount	Percent

	(in thousands)
Net cash used in operating activities	$(5,260)	$(3,179)	$(2,081)	65%
Net cash used in investing activities	(127)	—	(127)	N/A
Net cash from financing activities	446	2,346	(1,900)	(81)%
Effect of exchange rates on cash and cash equivalents	—	2	(2)	N/A
Net decrease in cash and cash equivalents	$(4,941)	$(831)	$(4,110)	495%

Net Cash Used In Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2025, as compared to net cash used in operating activities of $3.2 million for the six months ended June 30, 2024. The $2.1 million increase in cash used in operating activities was primarily driven by payments that resulted in a $2.9 million decrease in accounts payable and accrued liabilities and other liabilities.

Net Cash From Investing Activities

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025. We did not generate or use cash for investing activities during the six months ended June 30, 2024.

Net Cash From Financing Activities

Net cash from financing activities was $0.4 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively, and consisted of proceeds from the exercise of stock options in both periods.

Funding Requirements

The following discussion assumes that the Merger is not consummated, and we continue to operate as an independent company. As discussed above, pursuant to the Merger Agreement, we are prohibited from raising capital through equity or debt financing and are subject to other restrictions that generally prohibit transactions and operations outside the ordinary course.

Our cash and cash equivalents were $62.3 million as of June 30, 2025. We estimate that our cash and cash equivalents will be sufficient to fund operations as currently planned into 2028. This estimate is based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

We conduct our business globally and have third-party suppliers located outside of the U.S., including countries in Eastern Asia, Western Europe, Latin America, Western Asia and other regions. In addition, as discussed above, we anticipate that the manufacturer of DANYELZA drug substance will transition manufacturing from its facility in Greenville, North Carolina, to a facility in Monza, Italy in the second half of 2026. We have obtained and plan to continue to seek regulatory approval of our product candidates outside of the United States, and we have commercialization arrangements in territories outside the United States. We cannot at this time predict the ultimate impact of such trade restrictions and tariffs, and we may experience increased costs as a result. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of United States and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. See “Our business, financial condition and results of operations have been and may in the future be adversely affected by pandemics or similar health crises, macroeconomic conditions, including tariffs and escalating trade tensions, and by geopolitical events.” in this Quarterly Report on Form 10-Q and “A variety of risks associated with operating our business internationally, including through collaboration partners, could materially adversely affect our business.” in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Act revises the U.S. federal corporate income tax key tax provisions, including the elimination of capitalization and amortization of domestic research and experimentation expenses. We are evaluating the impact of the legislation on business operations.

Recent Accounting Pronouncements

Refer to NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to NOTE 9—LICENSE AGREEMENTS AND COMMITMENTS in the notes to the consolidated financial statements included in Item 1. Financial Statements in this Quarterly Report.

Item 1A. Risk Factors.

Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report, as supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. Our risk factors disclosed in Part I, Item 1A of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, provide additional discussion regarding risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations and future growth prospects, and we encourage you to read and carefully consider all of the risk factors disclosed in those sections, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Risks Related to the Merger

We may not complete the Merger with Parent within the timeframe we anticipate, or at all, which could have an adverse effect on our business, prospects, financial condition and results of operations.

On August 4, 2025, we announced we had entered into the Merger Agreement with Parent and certain of its affiliates. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer, or the Offer, no later than August 19, 2025. The Offer will consist of an offer to purchase all of the outstanding shares of common stock of the Company, par value $0.0001 per share, or the Shares, at a price of $8.60 per Share, in cash, without interest and subject to any applicable withholding of taxes. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Parent, Purchaser and the Company will, pursuant to Section 251(h) of the General Corporation Law of the State of Delaware without a vote of the Company stockholders, effect a merger of Purchaser with and into the Company, or the Merger, and, together with the Offer and the other transactions contemplated by the Merger Agreement, the Transactions, with the Company continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Parent.

The obligation of Purchaser to accept for payment, and pay for, Shares validly tendered (and not validly withdrawn) pursuant to the cash tender offer commenced by Parent, or Offer, is subject to satisfaction or waiver, to the extent permitted under applicable legal requirements, of certain conditions set forth in the Merger Agreement, including (i) there being validly tendered and not validly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Parent or any of its wholly owned subsidiaries, represent a majority of Shares outstanding at the time of the expiration of the Offer and (ii) any waiting period (and any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, including any voluntary agreements not to consummate the Offer or the Merger for any period of time, shall have expired or been terminated. Parent and Purchaser’s obligations to consummate the Offer and the Merger are not subject to a condition that any financing be received by Parent or Purchaser for the consummation of the transactions contemplated by the Merger Agreement. We cannot assure you that the Merger with Parent will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. To the extent that the current market price of our common stock reflects the assumption that the Merger will be completed, the price of our common stock may decline. In addition, we could be required to pay Parent a termination fee of $14.25 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationships with our stockholders, employees, regulators, and business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the Merger with Parent could adversely affect our business, financial results and/or operations.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operations and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention or focus may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and certain employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationships with customers, distribution partners, collaborators, regulators, and other business partners. For example, customers, collaborators, and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our financial condition and results of operations, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Parent’s prior consent. These limitations include, among other things, and subject to certain exceptions, restrictions on our ability to: acquire, lease, license, dispose or assign material tangible assets or properties or Company intellectual property; make investments or loans; enter into, modify or terminate material contracts or employee plans; repurchase or issue securities; pay dividends; enter into any joint venture or similar arrangement; make capital expenditures exceeding certain dollar thresholds; commence, settle or release any legal proceeding; amend our organizational documents; and incur indebtedness exceeding certain dollar thresholds. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, prospects, financial condition and results of operations.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use funds that would have otherwise been available for general corporate purposes.

Upon termination of the Merger Agreement under certain specified circumstances, the Company will be required to pay Parent a termination fee, or the Company Termination Fee, of $14.25 million. Specifically, the Company Termination Fee is payable if: (i) the Merger Agreement is terminated in certain circumstances; (ii) prior to such termination (but after the date of the Merger Agreement) a bona fide proposal for an alternative acquisition transaction has been publicly disclosed or otherwise made to the Company’s board of directors and not withdrawn and (iii) within one year of such termination, the Company subsequently consummates an alternative acquisition transaction or enters into a definitive agreement providing for an alternative acquisition transaction. The Company Termination Fee will also be payable if the Merger Agreement is terminated: (a) by Parent following a Company Adverse Change Recommendation (as defined in the Merger Agreement) or (b) by the Company in order to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use funds that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn could materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending Merger with Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. A number of factors that are beyond our control could affect the total amount or the timing of these costs and expenses.

Litigation may arise in connection with the Merger, which could be costly and divert management’s attention and otherwise materially harm our business.

Lawsuits may be filed challenging the disclosures relating to the Merger and/or challenging other aspects of the proposed Merger. Regardless of the outcome of any future litigation related to the proposed Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed Merger may materially adversely affect our business, financial condition and operating results. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. In addition, others may seek to influence or challenge the proposed Merger. Any of the foregoing may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our business partners, or otherwise materially harm our operations and financial performance.

Risk Factors Related to Our Common Stock

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), an annual limitation is imposed on the corporation’s use of its pre-change net operating loss carry-forwards and certain other pre-change tax attributes to offset its post-change taxable income or taxes. As a result of the merger agreement entered into on August 4, 2025, it is likely that an ownership change will occur, as defined in the Code, upon closing of the transaction, which may result in a limitation on our federal and state net operating loss carryforwards.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

New income, sales and use, or other tax laws or regulations could be enacted at any time, and existing tax laws and regulations could be interpreted, modified, or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest, and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified, or interpreted or applied differently also could increase our compliance, operating, and other costs, as well as the costs of our products. For example, the Inflation Reduction Act, enacts a 15% minimum tax on the adjusted financial statement income of certain large U.S. corporations for tax years beginning after December 31, 2022, as well as a 1% excise tax on stock repurchases made by public corporations after December 31, 2022. Further, on July 4, 2025, the United States enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). H.R. 1 includes changes to U.S. tax law, include provisions allowing accelerated tax deductions for qualified property and research expenditures. Any future changes in corporate tax rates, the realization of net operating losses and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.

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

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Many of our products are included in formularies with pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs.

As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of DANYELZA and our product candidates for commercialization and clinical testing. Currently, several of our suppliers are located outside of the U.S., and our principal suppliers of critical raw materials are located in the Netherlands. The active pharmaceutical ingredients (APIs) for DANYELZA is manufactured in the United States and will be transitioned to Italy in 2026, and our SADA PRIT product candidate is manufactured in Italy and Germany. Should the current tariffs on the E.U. hold or additional tariffs be imposed specifically targeting E.U. pharmaceutical imports, our production costs could rise significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least 18-24 months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations.

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

Such tariffs and trade restrictions will also increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased costs and extended commercialization and development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant. In any event, further trade restrictions and export regulations, or new or increased tariffs, including further retaliatory measures, could increase our supply chain complexity and our manufacturing costs, decrease our margins, reduce the competitiveness of DANYELZA, or restrict our ability to sell DANYELZA, or purchase necessary supplies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, financial condition and growth prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our Annual Report.

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

2.1

Agreement and Plan of Merger, dated as of August 4, 2025, by and among Perseus BidCo US, Inc., Yosemite Merger Sub, Inc. and the Company, and solely for purposes of Section 5.16 and Article 8 therein, Stark International Lux (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on August 5, 2025)

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on September 26, 2018)

10.1

Form of Tender and Support Agreement, dated as of August 4, 2025, by and between Perseus BidCo US, Inc., and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38650) filed with the Securities and Exchange Commission on August 5, 2025)

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

Y-MABS THERAPEUTICS, INC.

Dated: August 8, 2025	By:	/s/ Michael Rossi
Name: Michael Rossi
Title: President, Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2025	By:	/s/ Peter Pfreundschuh
Name: Peter Pfreundschuh
Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)